Form 10QSB
period 2003-10-31
BROAD SCOPE ENTERPRISES INC
filed 2003-12-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-50346

BROADSCOPE ENTERPRISES, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0004161 (I.R.S. Employer Identification No.)

307 - 2185 West 8th Avenue Vancouver, British Columbia, Canada V6K 2A5 (Address of principal executive offices)

604.682.5654
(Issuer's telephone number)

not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,750,000 common shares outstanding as at December 1, 2003

Transitional Small Business Disclosure Format (Check one):      Yes []     No [X ]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Broad Scope Enterprises, Inc.

(A Development Stage Enterprise)

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

 October 31,
2003
$

 April 30,
2003
$

(unaudited)

(audited)

ASSETS

Current Assets

Cash

15,696

100

Accounts receivable

1,880

-

Total Current Assets

17,576

100

Website Development Costs (Note 3)

5,000

-

Total Assets

22,576

100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable

6,654

-

Accrued liabilities

2,800

800

Due to a related party (Note 4)

1,894

798

Total Liabilities

11,348

1,598

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

 Common Stock (Note 5)
 Authorized: 75,000,000 shares, par value $0.001
Issued: 7,750,000 and 50,000 shares, respectively

7,750

50

Additional Paid-in Capital

1,147,350

50

Donated Capital (Note 4)

6,625

625

Deficit Accumulated During the Development Stage

(1,150,497)

(2,223)

Total Stockholders' Equity (Deficit)

11,228

(1,498)

Total Liabilities and Stockholders' Equity (Deficit)

22,576

100

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

 Three Months Ended October 31, 2003
$

 Six Months Ended
October 31,
2003
$

 Period from
April 18, 2003
(Date of Inception)
to April 30,
2003
$

 Period from
April 18, 2003
(Date of Inception)
to October 31,
2003
$

(unaudited)

(unaudited)

(audited)

(unaudited)

Revenue

3,870

7,370

-

7,370

Expenses

Advertising

1,256

2,352

-

2,352

Amortization

500

1,000

-

1,000

Discount on shares issued (Note 5)

-

1,113,600

-

1,113,600

Management services (Note 4)

3,000

6,000

500

6,500

Office and general

(230)

540

-

540

Organizational costs

-

-

798

798

Professional fees

15,573

29,820

800

30,620

Rent (Note 4)

750

1,500

125

1,625

Stock transfer fees

-

745

-

745

Website development

87

87

-

87

Total Expenses

20,936

1,155,644

2,223

1,157,867

Net Loss for the Period

(17,066)

(1,148,274)

(2,223)

(1,149,497)

Net Loss Per Share - Basic

(0.00)

(0.16)

(0.04)

Weighted Average Shares Outstanding

7,750,000

7,209,000

50,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

 Six Months Ended
October 31,
2003
$

 Period from
April 18, 2003
(Date of Inception)
to April 30,
2003
$

(unaudited)

(audited)

Cash Flows From Operating Activities

Net loss for the period

(1,148,274)

(2,223)

 Adjustments to reconcile net loss to net cash used by operating activities

 Amortization

1,000

-

 Discount on shares issued (Note 5)

1,113,600

-

 Donated services and rent (Note 4)

6,000

625

Changes in operating assets and liabilities

Increase in accounts receivable

(1,880)

-

Increase in accounts payable

6,654

-

Increase in accrued liabilities

2,000

800

Increase in due to related party

1,096

798

Net Cash Used In Operating Activities

(19,804)

-

Cash Flows From Investing Activities

Website development costs

(6,000)

-

Net Cash Used In Investing Activities

(6,000)

-

Cash Flows From Financing Activities

Proceeds from issuance of common stock

41,400

100

Net Cash Provided By Financing Activities

41,400

100

Net Increase in Cash and Cash Equivalents

15,596

100

Cash and Cash Equivalents - Beginning of Period

100

-

Cash and Cash Equivalents - End of Period

15,696

100

Non-Cash Financing Activities

Discount on shares issued (Note 5)

1,113,600

-

Supplemental Disclosures

Interest paid

-

-

Income taxes paid

-

-

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

1. Nature of Development Stage Activities and Operations

Broad Scope Enterprises, Inc. (herein the "Company") was incorporated in the State of Nevada on April 18, 2003. The Company owns and operates a website that provides a directory of adult entertainment and service providers including personal escorts, exotic dancers, models and vendors of adult entertainment products.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from operating its website. Although planned principal activities have begun, the Company has not generated significant revenue. As a development stage company, management devotes most of its activities in developing a market for its online services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In May 2003, the Company raised $41,400 and issued 7,700,000 shares of common stock. It is management's determination that these funds will allow the Company to carry out its business plan during the year ended April 30, 2004.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") which was declared effective on October 24, 2003.

2. Summary of Significant Accounting Principles

a) Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Broad Scope Entertainment, Inc., a private company incorporated in the State of Nevada. All significant intercompany transactions and balances have been eliminated.

b) Year End

The Company's fiscal year end is April 30.

c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e) Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

e) Website Development Costs (continued)

Costs associated with the website will consist primarily of software purchased from a third party. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

f) Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are remeasured to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h) Income Taxes

The Company provides for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and tax liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

i) Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and due to a related party approximate fair value due to the relatively short maturity of these instruments.

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

j) Revenue Recognition

The Company receives revenues consisting of website listings and advertising fees. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

k) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

l) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m) Offering Costs

On July 16, 2003, the Company filed an SB-2 Registration Statement to register 7,750,000 shares of common stock for resale by existing stockholders of the Company at a price of $0.15 per share. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders, but will pay for expenses of this offering. Offering costs are included as a charge to operations in the period incurred.

n) Advertising

The Company expenses the costs of advertising as incurred. Advertising expense was $2,352 for the six months ended October 31, 2003.

o) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this standard effective August 1, 2003 and it did not have a material effect on the Company's results of operations or financial position.

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

o) Recent Accounting Pronouncements (continued)

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on April 18, 2003. The effect of adoption of this standard does not currently have an impact on the Company's results of operations and financial position.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

p) Interim Financial Statements

The interim unaudited financial statements for the six months ended October 31, 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Website Development Costs

 Cost
$

 Accumulated
Amortization
$

 October 31,
2003
Net Carrying Value
$
(unaudited)

 April 30,
2003
Net Carrying Value
$
(audited)

Website domain name

3,000

500

2,500

-

Website development costs

3,000

500

2,500

-

6,000

1,000

5,000

-

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

4. Related Party Transactions and Balances

a) The amount owing to the President, CEO and director of the Company for expenses of $1,894 paid on behalf of the Company is non-interest bearing, unsecured and due on demand.

b) The President of the Company provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $250 per month. Prior to May 1, 2003, the services were provided at no charge to the Company. For the six months ended October 31, 2003, the President was paid $1,500 for management services. During the six months period October 31, 2003, donated services of $4,500 and donated rent expense of $1,500 were recorded.

c) The Company purchased the domain name www.bcescorts.com for $3,000 from the President of the Company. The website domain name was recorded at the President's historical carryover basis of $3,000.

5. Common Stock

a) On May 1, 2003 the Company issued 2,450,000 shares of common stock to the President of the Company at $0.002 per share for cash proceeds of $4,900. On May 2, 2003 the Company issued 2,000,000 shares of common stock to the Vice-President and director of the Company at $0.002 per share for cash proceeds of $4,000. In accordance with the SEC staff policy on valuing shares in the first year prior to an Initial Public Offering ("IPO"), these shares are deemed to be issued at $0.15 per share, resulting in a $0.148 per share discount. The amount of discount of $658,600 was charged to operations during the three months ended July 31, 2003.

b) On May 27, 2003 the Company accepted and executed subscription agreements and issued 3,250,000 shares of common stock to 31 individuals at $0.01 per share for cash proceeds of $32,500. In accordance with the SEC staff policy on valuing shares in the first year prior to an IPO, these shares are deemed to be issued at $0.15 per share, resulting in a $0.14 per share discount. The amount of discount of $455,000 was charged to operations during the three months ended July 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Our primary objective in the next twelve-month period will be to further develop and expand our website to allow us to solicit clients who wish to advertise for products and services other than just escort services as well as to aggressively market our web site to potential customers in the cities which are featured on our site. The back end infrastructure of our site currently allows us only to post individual escort ads using a single, pre-determined layout of photos and text information. While this is suitable for advertising individual escort services, we intend to expand the capabilities of the site to allow us to post ads of different formats and layouts to advertise different services and products, such as escort agencies, erotic products, photography services, etc.

We have recently expanded the capabilities of our web site to allow users to search ads by city, general appearance categories (e.g. blonde, brunette, full-figured etc.) and type of services offered (e.g. exotic dancing, massage, etc.). We have also recently expanded the number of city categories in which we can list advertisements. When our site first became operational on May 15, 2003, we could only place ads in Vancouver and Victoria, British Columbia, Canada. As of November 1, 2003, we can also place ads in the following city categories: Whistler and Kelowna, British Columbia, Calgary, Alberta and Toronto, Ontario, Canada as well as Los Angeles and Seattle.

We intend on expanding our website to include other major North American cities. We also intend on developing our website so that we can offer premium advertising services and sponsorship opportunities through advertising placed on our website. Our web site currently allows us to place only two types of standard advertisements: 1) an individual escort advertisement on a single web page consisting of up to 3 pictures, a 150 word personal introduction and basic descriptive information such as eye color, height etc. and 2) a standard banner advertisement. Premium advertising services we are considering developing include allowing advertisers to post more than 3 pictures and allowing their advertisements to include more than a single web page.

Website Operation

Our website commenced operations on May 15, 2003. From May 15 to October 31, 2003, we generated $7,370 in revenue from personal escorts who obtained listings and from banner advertisements on our website. Expenses relating to our website operations for the six month period ending October 31, 2003, consisted primarily of advertising of $2,352 and management services of $3,000. We anticipate that our operating expenses will increase as we develop our website and our client base.

Clients pay us via cash, check or money order. We do not currently accept credit cards; however management is investigating the opportunities of accepting credit cards as a form of payment.

Website Development Costs

We spent $3,000 to acquire the domain name "www.bcescorts.com" for our website. To date we have spent a further $3,000 designing and implementing this website. We expect to spend a further $7,000 developing the website between now and the end of the calendar year ending December 31, 2004. We expect the useful life of the website to be three years.

We intend to continue construction of our website to incorporate the ability to post advertisements other than individual escort ads such as new categories including erotic products and new types of advertisers such as escort agencies. We anticipate that our website will be fully operational by the end of the year ending December 31, 2004.

Other Expenses

We also incurred expenses unrelated to the website operations including legal expenses relating to the preparation of an SB-2 registration statement. That registration statement having now been declared effective, we expect our ongoing legal expenses to be significantly reduced, averaging less than $500 per month.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become a going concern:

- we must continue expansion of our website for use as broad based directory of adult-related products and services. Our website currently allows us to post only individual escort ads in a predetermined format and layout as well as standard banner ads. We intend to continue to develop our site so that we will be able to post ad of various formats suitable to such potential clients such as escort agencies, purveyors of erotic products, etc. We intend to continue construction of our website and incorporate additional cities. Our web site currently allows us to post ads for clients in the Canadian cities of Vancouver, Whistler, Kelowna, Calgary, Victoria and Toronto as well as US cities, Seattle and Los Angeles. We expect this to be functional by the end of December, 2004. We anticipate that this will involve a cost of approximately $7,000 and will involve updates to our website and the database functionality and the administrative features as well as the incorporation of a statistical tracking feature so that we can track the number of times a visitor to our website views (or clicks on) the banner advertisements on our website.

- we must continue to market our website and attract and retain listings from providers of adult entertainment, personal escorts and escort agencies. We currently have twelve listings of personal escorts. We estimate that if we average 30 advertising clients per month, each spending on average $75 per month, that we will be able to continue as a going concern. We intend to continue to market to potential providers of adult entertainment, personal escorts and escort agencies by Internet and traditional media promotion as well as through direct telephone marketing targeted to such potential customers.

- we must continue to increase our sales effort. We intend to retain a part-time commission salesperson to solicit listings and banner advertisements from independent escorts and escort agencies. We envision compensating this employee entirely by commissions at a rate of 20%. Should we be able to locate a suitable employee, they will primarily use the telephone and e-mail to solicit listings and banner advertisements. We may decide to hire other salespeople on a full or part-time basis. We expect that any new salespeople we hire will be compensated exclusively by commissions.

- we must expand our direct marketing outside of Vancouver, British Columbia. Our direct marketing currently consists of telephone and e-mail solicitation of listings and banner advertisements. We intend to expand our marketing outside of Vancouver, British Columbia at such time that we locate a suitable part-time salesperson as discussed above.

- we must continue to attract regular users to our website. We believe that providers of adult entertainment, personal escorts and escort agencies are becoming increasingly sophisticated and are able to judge the relative effectiveness of their advertising campaigns. In order for us to attract and retain providers of adult entertainment, personal escorts and escort agencies we therefore must have as large an end user base as possible. We intend to continue to employ cost effective methods to promote our website to end users of adult entertainment products and services. As part of our ongoing website development we are developing the ability to track how many people visit our website on a daily basis.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of October 31, 2003, our employees include our president, Hon Kit Ng, and vice-president, Simon Au. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the twelve months ending October 31, 2004 we plan to raise our total number of permanent employees to approximately three: one in management, one in sales and marketing and one in system administration. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in building a significant client base for our online adult entertainment directory, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

RESULTS OF OPERATIONS

Quarter ended October 31, 2003

For the second quarter ending October 31, 2003, we generated $3,870 in revenue compared to $3,500 for the previous period of April 30, 2003 to July 31, 2003. This revenue consisted of fees paid to us by individual escorts to list their information in our directory on our website and by corporations to place banner advertisements on our website. Approximately 85% of our revenue came from listing of escorts in our directory and approximately 15% came from banner advertising.

As we develop our website, we intend to increase the different types of services available to purchase and promote our services to escorts and advertisers in different cities. For example we intend to promote our services more aggressively in Victoria, British Columbia and Whistler, British Columbia. We also intend to be able to offer advertising to purveyors of erotic products and related services such as photographers serving the industry. Management however still expects the vast majority of our revenue to continue to come from the listing of escorts in our directory on our website. This is the core of our service and the offering which our promotion and sales will continue to focus on.

Total expenses for the second quarter were $20,936 compared to $1,131,208 for the previous period of May 1, 2003 to July 31, 2003. Out of the total expenses for the previous period, $1,113,600 represented a non-cash compensation expense related to the issuance of stock to our directors and shareholders. Professional fees for the quarter were $15,573 compared to $14,247 for the period of April 30, 2003 to July 31, 2003. These expenses represented the majority of our cash expenses and related primarily to legal and accounting costs associated with the preparation and filing of a Form SB-2 registration statement.

Management services for the second quarter were $3,000, unchanged from the previous quarter. This expense is comprised of $1,500 in salary that we paid to Hon Kit Ng, our president, and $1,500 in management services which were donated by Hon Kit Ng. Mr. Ng is prepared to continue to donate services to us for the foreseeable future and we expect to continue to pay Mr. Ng $500 per month for the foreseeable future.

Amortization expense was $500, unchanged from the previous quarter. Office and general expense was ($230) compared to $770 for the previous quarter. Transfer agent and filing fees were $Nil compared to $745 for the quarter ended July 31, 2003.

Advertising expense for the quarter ended October 31, 2003 was $1,256 compared to $1,096 for the quarter ended July 31, 2003, relating primarily to our print based advertising in a local Vancouver newspaper. We expect advertising expense to continue to increase as we develop our website and concurrently increase both our print and online advertising.

LIQUIDITY AND CAPITAL RESOURCES

For the second quarter ended October 31, 2003, cash used by operating activities was $19,804 compared to $3,230 for the previous quarter ended July 31, 2003 and consisted primarily of legal and accounting expenses.

Cash used by investing activities during the first quarter was $Nil compared to $6,000 for the previous period. The $6,000 was paid for website development costs.

At October 31, 2003, we had $15,696 in cash compared to $32,270 at July 31, 2003. Net cash provided by financing activities for the second quarter ended October 31, 2003 was $Nil compared to $41,400 for the previous period of May 1, 2003 to July 31, 2003. The cash received was for proceeds from the issuance of common stock.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We have not produced significant revenues from our principal business and we are a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Costs associated with the website will consist primarily of software purchased from a third party. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

Revenue Recognition

The Company receives revenues consisting of website listings and advertising fees. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this standard effective August 1, 2003 and it did not have a material effect on the Company's results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on April 18, 2003. The effect of adoption of this standard does not currently have an impact on the Company's results of operations and financial position.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number

Description

31.1

Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2003

BROAD SCOPE ENTERPRISES, INC.

 By:   /s/ Hon Kit Ng

Name: Hon Kit Ng, President, Secretary, Treasurer

Title:  Principal Executive Officer, Principal Financial Officer