Form 10QSB
period 2004-01-31
BROAD SCOPE ENTERPRISES INC
filed 2004-03-16
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-50346

BROAD SCOPE ENTERPRISES, INC. (Exact name of small business issuer as specified in its charter)

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

7,750,000 common shares outstanding as at March 15, 2004

Transitional Small Business Disclosure Format (Check one):      Yes []     No [X ]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Broad Scope Enterprises, Inc.
(A Development Stage Company)

January 31, 2004

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

 January 31,
2004
$

 April 30,
2003
$

(unaudited)

(audited)

ASSETS

Current Assets

Cash

12,909

100

Accounts receivable

200

-

Total Current Assets

13,109

100

Website Development Costs (Note 3)

4,500

-

Total Assets

17,609

100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

19,819

-

Accrued liabilities

1,900

800

Due to a related party (Note 4)

2,415

798

Total Liabilities

24,134

1,598

Contingent Liabilities (Notes 1 and 6)

Stockholders' Deficit

 Common Stock (Note 5)
 Authorized: 75,000,000 shares, par value $0.001
Issued: 7,750,000 and 50,000 shares, respectively

7,750

50

Additional Paid-in Capital

1,147,350

50

Donated Capital (Note 4)

10,375

625

Deficit Accumulated During the Development Stage

(1,172,000)

(2,223)

Total Stockholders' Deficit

(6,525)

(1,498)

Total Liabilities and Stockholders' Deficit

17,609

100

The accompanying notes are an integral part of these financial statements.

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

 Three Months Ended January 31, 2004
$

 Nine Months Ended
January 31, 2004
$

 Period from
April 18, 2003
(Date of Inception)
to April 30,
2003
$

 Period from
April 18, 2003
(Date of Inception)
to January 31, 2004
$

(unaudited)

(unaudited)

(audited)

(unaudited)

Revenue

1,195

8,565

-

8,565

Expenses

Advertising

520

2,872

-

2,872

Amortization

500

1,500

-

1,500

Discount on shares issued (Note 5)

-

1,113,600

-

1,113,600

Management services (Note 4)

3,000

9,000

500

9,500

Office and general

2

542

-

542

Organizational costs

-

-

798

798

Professional fees

17,779

46,599

800

47,399

Rent (Note 4)

750

2,250

125

2,375

Stock transfer fees

1,070

1,815

-

1,815

Website development

77

164

-

164

Total Expenses

23,698

1,178,342

2,223

1,180,565

Net Loss for the Period

(22,503)

(1,169,777)

(2,223)

(1,172,000)

Net Loss Per Share - Basic and Diluted

(0.00)

(0.16)

(0.04)

Weighted Average Shares Outstanding

7,750,000

7,389,000

50,000

The accompanying notes are an integral part of these financial statements.

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

 Nine Months Ended
January 31, 2004
$

 Period from
April 18, 2003
(Date of Inception)
to April 30,
2003
$

(unaudited)

(audited)

Cash Flows From Operating Activities

Net loss for the period

(1,169,777)

(2,223)

 Adjustments to reconcile net loss to net cash used in operating activities

 Amortization

1,500

-

 Discount on shares issued (Note 5)

1,113,600

-

 Donated services and rent

9,750

625

Changes in operating assets and liabilities

Accounts receivable

(200)

-

Accounts payable

19,819

-

Accrued liabilities

1,100

800

Due to related party

1,617

798

Net Cash Used In Operating Activities

(22,591)

-

Cash Flows To Investing Activities

Website development costs

(6,000)

-

Net Cash Used In Investing Activities

(6,000)

-

Cash Flows From Financing Activities

Proceeds from issuance of common stock

41,400

100

Net Cash Provided By Financing Activities

41,400

100

Net Increase in Cash and Cash Equivalents

12,809

100

Cash and Cash Equivalents - Beginning of Period

100

-

Cash and Cash Equivalents - End of Period

12,909

100

Non-Cash Financing Activities

Discount on shares issued (Note 5)

1,113,600

-

Supplemental Disclosures

Interest paid

-

-

Income taxes paid

-

-

The accompanying notes are an integral part of these financial statements.

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

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from operating its website. Although planned principal activities have begun, the Company has not generated significant revenue. In a development stage company, management devotes most of its activities in developing a market for its online services. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In May 2003, the Company raised $41,400 and issued 7,700,000 shares of common stock. It is management's determination that these funds plus funds loaned by the President of the Company will allow the Company to carry out its business plan during the year ended April 30, 2004.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") which has been declared effective.

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

h) Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and due to a related party approximate fair value due to the relatively short maturity of these instruments.

i) Revenue Recognition

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

j) Basic and Diluted Net Income (Loss) per Share

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
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

k) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l) Offering Costs

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

m) Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this standard effective August 1, 2003 and it did not have a material effect on the Company's results of operations or financial position.

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

m) Recent Accounting Pronouncements (continued)

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

n) Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Website Development Costs

 Cost
$

 Accumulated
Amortization
$

 January 31,
2004
Net Carrying
Value
$
(unaudited)

 April 30,
2003
 Net Carrying Value
$
(audited)

Website domain name

3,000

750

2,250

-

Website development costs

3,000

750

2,250

-

6,000

1,500

4,500

-

Broad Scope Enterprises, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

4. Related Party Transactions and Balances

a) The amount owing to the President, CEO and director of the Company for expenses of $2,415 paid on behalf of the Company is non-interest bearing, unsecured and due on demand.

The President of the Company provides management services and office premises to the Company. Prior to May 1, 2003 the services were provided at no charge to the Company. The services are valued at $1,000 per month and the office premises are valued at $250 per month. During the nine months ended January 31, 2004 donated services of $7,500 and donated rent of $2,250 were recorded. For the nine months ended January 31, 2004 the President was paid $1,500 for management services.

b) The Company purchased the domain name www.bcescorts.com for $3,000 from the President of the Company. The website domain name was recorded at the President's historical carryover basis of $3,000.

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

6. Contingent Liability

The Company is required to issue 25,000 shares of restricted common stock as compensation for legal services rendered, once the Company's shares are eligible to trade on the OTC Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended January, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

We have recently expanded the capabilities of our web site to allow users to search ads by city, general appearance categories (e.g. blonde, brunette, full-figured etc.) and type of services offered (e.g. exotic dancing, massage, etc.). We have also recently expanded the number of city categories in which we can list advertisements. When our site first became operational on May 15, 2003, we could only place ads in Vancouver and Victoria, British Columbia, Canada. As of January 31, 2004, we can also place ads in the following city categories: Whistler and Kelowna, British Columbia, Calgary, Alberta and Toronto, Ontario, Canada as well as Los Angeles and Seattle.

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

Website Operation

Our website commenced operations on May 15, 2003. From May 15 to October 31, 2003, we generated $7,370 in revenue from personal escorts who obtained listings and from banner advertisements on our website. For the quarter ending January 31, 2004, revenues were $1,195. Expenses relating to our website operations for the six month period ending October 31, 2003, consisted primarily of advertising of $2,352 and donated management services of $3,000. For the quarter ending January 31, 2004, total expenses were $23,698, consisting primarily of donated management services of $3,000; professional fees of $17,779 and transfer agent and filing fees of $1,070. We anticipate that our operating expenses will increase as we develop our website and our client base.

Clients pay us via cash, check or money order. We do not currently accept credit cards; however management is investigating the opportunities of accepting credit cards as a form of payment.

Website Development Costs

We spent $3,000 to acquire the domain name "www.bcescorts.com" for our website. To date we have spent a further $3,000 designing and implementing this website. We expect to spend a further $7,000 developing the website between now and December 31, 2004. We expect the useful life of the website to be three years.

We intend to continue construction of our website to incorporate the ability to post advertisements other than individual escort ads such as new categories including erotic products and new types of advertisers such as escort agencies. We anticipate that our website will be fully operational by December 31, 2004.

Other Expenses

We also incurred expenses unrelated to the website operations including legal expenses relating to the preparation of a registration statement on Form SB-2. That registration statement having now been declared effective, we expect our ongoing legal expenses to be significantly reduced, averaging less than $500 per month.

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

Personnel

As of January 31, 2004, our employees include our president, Hon Kit Ng, and vice-president, Simon Au. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the next twelve months we plan to raise our total number of permanent employees to approximately three: one in management, one in sales and marketing and one in system administration. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in building a significant client base for our online adult entertainment directory, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

RESULTS OF OPERATIONS

Three months ended January 31, 2004

For the third quarter ending January 31, 2004, we generated $1,195 in revenue compared to $3,870 for the quarter ended October 31, 2003. This revenue consisted of fees paid to us by individual escorts to list their information in our directory on our website. Management's informal research indicates that the winter months historically see lower advertising in this industry.

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

Total expenses for the quarter ended January 31, 2004 were $23,698 compared to $20,936 for the quarter ended October 31, 2003. Donated management services for the third quarter were $3,000, unchanged from the previous quarter. Mr. Ng is prepared to continue to donate services to us for the foreseeable future.

Advertising expense for the quarter ended January 31, 2004 was $520 compared to $1,256 for the quarter ended October 31, 2003, relating primarily to our print based advertising in a local Vancouver newspaper. We expect advertising expense to continue to increase as we develop our website and concurrently increase both our print and online advertising.

Amortization expense was $500, unchanged from the previous quarter. Transfer agent and filing fees were $1,070 compared to $Nil for the quarter ended October 31, 2003.

Professional fees for the quarter were $17,779 compared to $15,573 for the quarter ended October 31, 2003. The majority of professional fees is comprised of legal expenses incurred for the Company to obtain a trading symbol and to get its registration statement declared effective.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 31, 2004, cash used in operating activities was $22,591 compared to $Nil for the period from April 18, 2003 (Date of Inception) to April 30, 2003.

Cash used by investing activities for the nine months ended January 31, 2004 was $6,000 compared to $Nil for the previous period. The $6,000 was paid for website development costs in the first quarter.

At January 31, 2004, we had $12,909 in cash compared to $15,696 at October 31, 2003. In May 2003, the Company raised $41,400 and issued 7,700,000 shares of common stock.

As at January 31, 2004, the Company has a working capital deficit of $11,025. The President of the Company will loan funds to the Company as required.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We have not produced significant revenues from our principal business and we are a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers'

classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this standard effective August 1, 2003 and it did not have a material effect on the Company's results of operations or financial position

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: March 16, 2004

BROAD SCOPE ENTERPRISES, INC.

By: ___/s/ Hon Kit Ng____________

Name: Hon Kit Ng, President, Secretary, Treasurer

Title:  Principal Executive Officer, Principal Financial Officer