Form 10KSB
period 2004-04-30
XTEN NETWORKS, INC
filed 2004-07-29
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  000-50346
XTEN NETWORKS, INC.

(Name of small business issuer in its charter)
Nevada	20-0004161

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320-5201 Great America Parkway Santa Clara, California	95054

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  408.876.4346

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $565,277

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

26,266,862 @ $1.75(1)=$45,967,008.50

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,138,462 common shares issued and outstanding as of July 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean Xten Networks, Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003. Until we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company, our focus had been operating an adult entertainment and services directory website through our wholly owned subsidiary, Broad Scope Entertainment, Inc. Our website provided a directory of adult entertainment and service providers where personal escorts, exotic dancers, models and vendors of adult entertainment products could list and advertise their profiles, products, services, pictures and contact information on our website.

On April 29, 2004, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Xten Networks, Inc. (formerly Broad Scope Acquisition Corp.), whereby we merged Xten Networks, Inc. with and into our company. As part of this merger, we changed our name from "Broad Scope Enterprises, Inc." to "Xten Networks, Inc." to reflect our newly acquired business.

Our Current Business

Since our merger with Xten Networks, we have changed our business focus to designing, developing and marketing software which is used to make or receive phone calls from a computer running the Windows, Mac or Linspire operating systems, or a personal digital assistant (PDA) running the Pocket PC operating system. Using our software, in conjunction with an IP telephony service, people can make and receive calls to/from a telephone to any of these devices (personal computers and PDAs).

We are a provider of high-quality software for IP telephony (internet protocol telephony), which is a general term for the technologies that use the internet protocol's packet-switched connections to exchange voice, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Using the internet, calls travel as packets of data on shared lines, avoiding the tolls of the PSTN.

Sales and Marketing

We market our IP telephony software directly to end users and enterprises through our web site located at http://www.xten.com. However, we primarily focus on selling our IP telephony software to companies which provide IP telephony services to end users and enterprises. These companies include telephone companies, cable companies and IP telephony service providers who provide IP telephony services to end users and enterprises (ITSPs). We also market our IP telephony software in conjunction with IP telephony services provided by our customers - the telephone companies, cable companies and ITSPs - to original equipment manufacturers, in the form of a bundled software/service offering.

Sales to Telephone Companies, Cable Companies, IP Telephony Service Providers & Original Equipment Manufacturers

When we sell our software products to telephone companies, cable companies, IP Telephony service providers and original equipment manufacturers, our software products are available in either co-branded or private label versions. When sold under co-branding the preferred minimum order requirement is 500 licenses, and when sold under private labelling the preferred minimum order requirement is 20,000 licenses. When co-branded or private label versions are provided to our customers, we work with each customer to streamline the process of delivering the software to their end users. This includes such things as pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of X-Lite and X-PRO.

    Co-Branded Sales
      Co-branding of our products means that the X-Lite or X-PRO user interface (the part of the software application that displays on the computer screen for the end user to see) remains AS IS, but the customer's logo is also placed on the user interface.
    Private Label Sales
      Private labelling of our products means that the customer can change any and all features of the user interface and can remove all mention of Xten Networks from the user interface.
    Original Equipment Manufacturers Sales
      Original equipment manufacturers sales include sales of our products either stand-alone (on their own without an IP telephony service) or in combination with an IP telephony service. For example, a special version of X-Lite is OEM-bundled as a stand-alone software application with the Linspire operating system.

We promote our products primarily through relationships with softswitch vendors and through industry trade shows targeting the VoIP and IP Telephony business. We also develop company and product awareness by contacting all major telephone companies, cable companies and IP telephony service providers with press releases and product information. During the year ended April 30, 2005, we anticipate that we will expend approximately $650,000 on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing.

End-User Sales

We sell our software products directly to end users from our web site (each computer using X-Lite or X-PRO requires a single license). X-Lite is entirely free to end users and X-PRO is sold to end users based on the following manufacturer's suggested list prices:

    one license is $50;
    two through nine licenses is $35 per license;

    10 through 49 licenses is $30 per license;
    50 through 99 licenses is $25 per license; and
    100 through 499 licenses is $20 per license

Technology

We have currently released two software applications in the IP telephony marketplace. These two software applications are functionally similar except that, their feature sets are different. The first release (version 1.0) of these two software applications was released on April 15, 2003 and the second release (with version 2.0) was released on July 15, 2003. We are currently developing our newest product offering called eyeBeam (version 1.0) which is scheduled for release in the fall of 2004. eyeBeam is a voice and video softphone, and includes all the features found in X-PRO.

Our base software product is called X-Lite. X-Lite is provided for free to end users and allows end users to connect their computer to an IP telephony service to make and receive phone calls. X-Lite can connect to one IP telephony service, it has 3 lines, and provides hold and mute functionality.

Our premium software product is called X-PRO. X-PRO is sold to end users at a retail price of $50 for a single end user license. X-PRO provides all of the features found in X-Lite along with many additional features. X-PRO provides the functionality of a small business phone system on your personal computer or PDA.

X-Lite and X-PRO are based on open standards, which allows for quick, easy and effective integration with the largest IP telephony networks in use by telephone companies, cable companies and ITSPs.

To extend X-PRO's standard features, we also offer:

    X-PRO with the Encrypted Voice Option which ensures that all voice data is encrypted using strong encryption. The phone call can be made between two or more parties, however each party to the encrypted call must be using X-PRO with the Encrypted Voice Option software on their computer;
    X-PRO with the Embedded Web Option provides a web-based solution where a visitor to a web site can click on a button or a hyperlink and make a call (currently only available for use with Internet Explorer on Windows computers). For example, a web site developer could add a virtual phone booth on their web site whereby the visitor could enter a phone number in a form and click a dial button to place a call (see http://www.myphonebooth.com); and
    The X-PRO Software Development Kit provides third-party developers the ability to integrate the features of X-PRO into their own applications. For example, a developer of a contact management software application could add a click-to-call feature within their application by integrating the X-PRO Software Development Kit into their application.

To date, X-PRO and X-Lite have a combined user-base of over 370,000 end users, and we have a customer-base comprised of both large and small ITSPs, including among others, Vonage Corporation, "the broadband telephone company".

Partners' Interoperability Certification

Our products (X-Lite and X-PRO) have been certified to interoperate (interoperate is the ability of multi-vendor solutions to work together using a common set of protocols) with offerings from some of the largest softswitch vendors, including BroadSoft, Sylantro Systems Corporation and Syndeo Corporation. Softswitch is the generic name for a new approach to telephony switching that has the potential to address all the shortcomings of traditional local-exchange switches. The softswitch is where all the service intelligence resides for the delivery of local telephone services. Softswitch technology solutions can lower the cost of local-exchange switching, present the means to create differentiated local telephony services, and ease the migration of networks to support packet voice end-to-end. Packetized voice involves the digitizing, compressing, and dividing of voice into packets. These packets can then be sent from the sender, via various routes, to the receiver, whereupon they are reassembled.

What interoperability certification of our products by these (and other) softswitch vendors means to us is that these softswitch vendors can offer our products to their customers when they are asked to provide a "softphone" or IP telephony software application.

Intellectual Property

Other than third-party codecs (compression/decompression software used by us in our products for compressing and decompressing the audio/voice data packets) which are either open-source or licensed from third parties by us, we own 100% of the source code for X-PRO and X-Lite and have registered the domain names www.xten.com and www.xten.net.

We rely on trade secrets and trademarks to protect our intellectual property. We have registered the following trademarks with the United States Patent and Trademark Office; Xten® (serial no. 78379152) and eyeBeam® (serial no. 78437052). We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We do not have and do not intend to apply for patents on any of our products. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted.

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

Development

Up to April 30, 2004, all development of our product was sub-contracted. We had an agreement effective as of December 1, 2002, with Xten Networks (Canada) Inc., a private British Columbia corporation owned 50% by Mark Bruk and 50% by Erik Lagerway. Xten Networks (Canada) Inc. developed software for us at cost-plus 5% and retained no right, title or interest in the intellectual property it has developed. We are the owner of all right, title and interest in and to all intellectual property, know-how, trademarks and copyrights.

We have incorporated a wholly-owned Canadian subsidiary, Xten Networks R&D Inc., which will oversee the development and support of our products. This subsidiary now employs the development/support team which was contracted by Xten Networks (Canada) Inc.

We spent the $517,876 and $63,120 on consulting fees, primarily for research and development activities during the fiscal years ending April 30, 2004 and 2003.

We will continue research and development on the following products:

- eyeBeam; and

- OS Specific Releases of eyeBeam, X-PRO and X-Lite. Currently our products are supported on the following operating systems; Windows (98SE/NT4/ME/2K/XP), Windows CE, Mac OS X, and Linspire.

During the year ended April 30, 2005, we anticipate expending approximately $750,000 on research and development activities.

After Sales Service

We sell our software on an as is and with all faults basis. What this means is that we are not required to update the software nor are we required to provide any support nor are we responsible if the software does not work on your computer network. However for our non-end user customers - telephone companies, cable companies and ITSPs - basic support is provided, which includes product bug-fixes and timely email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. For an additional fee, extended support is available, which includes product upgrades and a ten-instance telephone support package. Product upgrades are separate from bug-fixes and include new or enhanced product features. We currently maintain a support forum on the Internet at http://support.xten.net and product user manuals are available online at http://www.xten.com.

Warranty

We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of one year from the date of sale to cover defects in workmanship.

Competition

There are estimated to be as many as 80 softphone developers in the World today. However, we believe we have six direct and indirect competitors in the VoIP and IP telephony industry. These competitors vary according to the VoIP signaling protocol they support; the operating systems they support; the price per softphone unit; the target market for their softphones; and, their status as direct or indirect competitors to Xten Networks.

Our competitors, therefore, generally vary according to which of these protocols they support: SIP; H.323; MGCP/MEGACO; their own proprietary protocol; or, even emerging protocols. The most commonly used protocols used to implement and control VoIP calls are SIP, H.323 and MGCP/MEGACO.

In addition to which operating systems they are compatible with, softphones also vary according to their price per unit; whether their target market is broadband phone service providers, enterprises or end users; and, whether they are direct or indirect competitors to Xten.

Competitors

SJ Labs

Protocols Supported: SIP& H.323
Operating Systems Supported: Windows 95/98/ME/NT4/2000/XP; WinCE; Linux & Mac OS X
Price per Unit: $95
Target Market: Broadband Phone Service Providers
Competitor Status: Direct

eStara

Protocol Supported: SIP
Operating Systems Support: Windows 95/98/ME/NT4/2000/XP
Price per Unit: $100
Target Market: Enterprise; Broadband Phone Service Providers
Competitor Status: Indirect

Telesym

Protocol Supported: Proprietary
Operating Systems Support: Windows 95/98/ME/NT4/2000/XP; WinCE
Price per Unit: Enterprise pricing only
Target Market: Enterprise
Competitor Status: Indirect

Pingtel

Protocol Supported: SIP
Operating Systems Support: Windows 95/98/ME/NT4/2000/XP
Price per Unit: Free, open- source software
Target Market: Softphone and IP PBX developers
Competitor Status: Indirect

Skype

Protocol Supported: Proprietary
Operating Systems Support: Windows 95/98/ME/NT4/2000/XP; WinCE
Price per Unit: Free
Target Market: End Users
Competitor Status: Direct

Microsoft

Protocol Supported: Proprietary/SIP
Operating Systems Support: Windows 95/98/ME/NT4/2000/XP; WinCE
Price per Unit: Free
Target Market: End Users
Competitor Status: Indirect

Audio and Video Codecs

Integrated in our softphones are audio codecs (compression/decompression software for audio), which are provided by third-parties either as free open source software or under license. Currently we provide the following free open source audio codecs; G.711u, G.711a, iLBC, SPX and GSM. The other audio codec we provide is G.729a, which we have licensed through SIPRO Lab Telecom. We pay a per-registration license fee on all softphones we sell that incorporate the G.729a audio codec. The license fees are based upon volume discounts and range from $1.17 per registration to $0.27.

We have recently added another audio codec, EVRC, which we have licensed through VoiceAge Corporation and we will be offering this codec in our upcoming release of eyeBeam. At this time, this audio codec does not have per-registration fees.

Integrated in our new soft-videophone are video codecs. Initially we are offering the H.263 video codec, which we have licensed from UB Video Incorporated, and we will also be offering the H.264 video codec, which we expect to also license from UB Video. The H.263 video codec does not have pre-registration fees, however, the H.264 video codec does have per-registration fees, which will be licensed through MPEG LA, LLC. At this time, we have not received the per-registration license fee agreement from MPEG LA.

Governmental Approvals

We are not aware of any government approvals required in connection with the operation of our business and the sale of our products.

Employees

As of July 15, 2004, we employed 16 people full time, 3 of who are engaged in marketing and sales, 11 in research, development and support, and 2 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

We intend on hiring a chief financial officer and other administrative staff. We expect that we will expend $360,000 in salaries during the year ended April 30, 2005, not including salaries for those employees and consultants involved in sales, marketing, research, development, and investor relations.

Plan of Operation and Cash Requirements

We anticipate that we will require $2 million for the twelve months ended April 30, 2005 to continue to build-out market channels, support customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program. As part of the acquisition, we received gross proceeds of $1,000,000 from a part and parcel private placement, which included the issuance of share purchase warrants to acquire up to an additional 500,000 shares of our common stock at $2.00 per share for a period of one year. If the investor exercises the share purchase warrants, we will receive another $1,000,000 in gross proceeds. We also receive cash from sales of our current products.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We will require significant additional financing, the availability of which cannot be assured.

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $2 million to carry out our business plan in the year ended April 30, 2005. As of April 30, 2004, we have raised $1,000,000 but we anticipate that we will require an additional $1,000,000 to satisfy our cash requirements for the balance of the year ended April 30, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of eyeBeam or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our proposed business plans.

We do not have any arrangement for financing. We will depend almost exclusively on outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 415,384,500 shares of common stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We face larger and better-financed competitors, which may affect our ability to operate our business and achieve profitability.

Management is aware of similar products which do compete directly with our products and some of the companies developing these similar products are larger, better-financed companies and may develop products superior to those of Xten Networks. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades on the OTCBB. Trading of stock on the OTCBB is frequently thin and highly volatile. There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Some of our directors and officers will be located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against some of our directors or officers.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names www.xten.com and www.xten.net, and registering the trademarks XTEN® and EYEBEAM®, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including X-PRO, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.NET, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our VoIP and IP Telephony products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve broad market acceptance of our software products, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Item 2. Description of Property.

Our executive offices are located at Suite 320, 5201 Great America Parkway, Santa Clara, California, USA 95054. We have leased the premises on a four month basis for a single term expiring on October 31, 2004. The monthly fixed minimum rent is $1,875.

Our research and development offices are located at Suite 184 (1,794 square feet) and Suite 188 (1,263 square feet), 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5. We occupy these premises on a month-to-month basis with a combined monthly rent of CDN$6,198.53.

Item 3. Legal Proceedings.

On January 6, 2004, JP Tech PTE Ltd. commenced a lawsuit in the Provincial Court of British Columbia (Small Claims Court) (Vancouver Registry No. 04-00051) against Xten Networks (Canada) Inc. (formerly Xten Networks Inc.), Xten Networks, Inc., Mark Bruk and Erik Lagerway claiming CDN$10,000.00 for a misrepresentation claim with respect to the sale of software by us on September 30, 2003. Our management believes that the claim is without foundation or merit.

On May 15, 2003, we sold software to a customer for $64,400. The customer paid $34,400 against the purchase price, with the remaining balance of $30,000 to be paid in monthly installments, each installment being $10,000. The customer did not pay the installments and on March 2, 2004, an attorney, acting for the customer, gave notice to us of a claim for $34,400 which is to be resolved by arbitration. At the time of filing this annual report, we have not been advised as to when the arbitration hearing would occur. Our management believes that the claim is without foundation or merit. We have written off the unpaid balance of $30,000.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. Our common shares began quotation on March 2, 2004. Between March 2, 2004 and April 7, 2004, our stock was quoted under the symbol "BSEN" and between April 8, 2004 and May 6, 2004 our common stock traded under the symbol "BROD". Since May 7, 2004, our common stock is quoted under the symbol "XNWK". The following quotations obtained from Yahoo! Finance reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:
OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
April 30, 2004	$2.25	$1.75

(1) Our common stock began being quoted for trading on the OTC Bulletin Board on March 2, 2004.

(2) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer of Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada, 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares.

On July 15, 2004, the shareholders' list of our common shares showed 36 registered shareholders and 37,138,462 shares outstanding.

Dividend Policy

To date, we have not declared or paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by our board of directors. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On April 26, 2004, we issued an aggregate of 1,000,000 units at a price of $1.00 per unit, each unit being comprised of one share of our common stock and one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.00 per share for a period of one year from April 26, 2004. The transactions were private in nature, and the shares were issued in our offshore transaction to a non-US person (as that term is defined in Regulation S) in reliance upon Regulation S promulgated under the Securities Act of 1933.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors".

Overview

General

Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003. Until we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company, our focus had been operating an adult entertainment and services directory website.

Effective on April 30, 2004, we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company. Xten Networks (formerly Evove, Inc.) was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

Business of Xten Networks

Xten Networks designs, develops and markets software which is used to make or receive phone calls from a computer running the Windows, Mac or Linspire operating systems, or a personal digital assistant (PDA) running the Pocket PC operating system. Using Xten Networks' software, in conjunction with an IP telephony service, people can make and receive calls to/from a telephone to any of these devices (PCs and PDAs).

General - Explanation of Comparative Periods

As discussed above, we acquired Xten Networks, Inc. April 30, 2004. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the continuing business is that of Xten Networks, Inc.. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Xten Networks, Inc.

Accordingly, the historical financial statements and financial information presented in this annual report prior to the merger are those of Xten Networks, Inc. (the private Nevada company)

Year ended April 30, 2004 compared to year ended April 30, 2003)

The following discussion relates to the operations of Xten Networks, Inc. (the private Nevada company) for the year ended April 30, 2004 (the date of the acquisition) and the year ended April 30, 2003.

	Year ended April 30, 2004	October 28, 2002 (Date of incorporation) to April 30, 2003
Sales	565,277	14,500
General and Administration	176,439	16,726
Consulting and Professional Fees	538,010	72,622
Advertising	24,940	1,223
Travel and Promotion	24,694	5,139

Year ended April 30, 2004 compared to April 30, 2003

The following discussion relates to the operations of Xten Networks, Inc. (formerly Broad Scope Enterprises Inc.).

Our operating activities during this period consisted primarily of developing our Internet website through our wholly-owned subsidiary, Broad Scope Entertainment, Inc., to provide an adult entertainment and service directory where personal escorts, exotic dancers, models and erotic product vendors in British Columbia, Canada can advertise their profiles, products, services, photographs and contact information. We commenced operation of portions of our website on May 15, 2003.

For the first year ending April 30, 2004, we generated $8,565 in revenue compared to $Nil for the previous period of April 18, 2003 to April 30, 2003. This revenue consisted of fees paid to us by individual escorts to list their information in our directory on our website and by corporations to place banner advertisements on our website. Approximately 85% of our revenue came from listing of escorts in our directory and approximately 15% came from banner advertising.

Total expenses for the year ended April 30, 2004 were $1,198,584 compared to $2,223 for the previous period of April 18, 2003 to April 30, 2003. Out of these total expenses, $1,121,000 represented a non-cash expense related to the discount on issuance of stock to our directors and shareholders.

Professional fees for the year ended April 30, 2004 were $54,443 compared to $800 for the period of April 18, 2003 to April 30, 2003. These expenses represented the majority of our cash expenses and related primarily to legal and accounting costs associated with the preparation and filing of this registration statement.

Management services for the year ended April 30, 2004 were $12,000 compared to $Nil for the previous period of April 18, 2003 to April 30, 2003. This expense is comprised of $1,500 in salary that we paid to Hon Kit Ng, our president, and $10,500 in management services which were donated by Hon Kit Ng.

Amortization expense was $2,000, office and general expense was $1,454 and transfer agent and filing fees were $1,815 for the year ended April 30, 2004. We did not incur any expense for any of these items during the previous period of April 18, 2003 to April 30, 2003.

Advertising expense for the year ended April 30, 2004 was $2,872, relating primarily to our print based advertising in a local Vancouver newspaper. Advertising expense was $Nil for the previous period of April 18, 2003 to April 30, 2003.

Liquidity and Capital Resources

The following discussion relates to the consolidated financial statements.

During the fiscal year ended April 30, 2004, we incurred a loss of $174,318.

Net cash used in operating activities for the fiscal year ended April 30, 2004 was $265,840. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely.

Net cash provided from financing activities for the fiscal year ended April 30, 2004 was $1,211,863. Our primary financing activity during the fiscal year ended April 30, 2004 consisted of proceeds received on the issuance of securities totalling $1,000,543.

The net increase in cash during the fiscal year ended April 30, 2004 was $904,384, leaving us with a cash balance at April 30, 2004 of $952,400.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

The Company's functional and reporting currency is the United States of America dollar. These consolidated financial statements are remeasured to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the comprehensive income account in stockholders' equity, if applicable. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable and due to related parties approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

We receive revenues consisting of software sales, consulting fees and advertising fees. We recognize revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one year warranty is provided by our company. We do not have a history of warranty claims and management considers that future claims, if any, will not be material and therefore has not made any provision for future warranty costs in the financial statements. We will review this policy annually.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated July 8, 2004

Balance Sheets as at April 30, 2004 and 2003

Statements of Operations for the year ended April 30, 2004 and for the period from October 28, 2002 (inception) to April 30, 2003

Statements of Cash Flows for the year ended April 30, 2004, and for the period from October 28, 2002 (inception) to April 30, 2003

Statement of Stockholders' Deficiency for the period from October 28, 2002 (inception) to April 30, 2004

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004 and 2003
(Stated in US Dollars)

Terry Amisano Ltd.	Amisano Hanson
Kevin Hanson, CA	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)

We have audited the accompanying consolidated balance sheets of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) and subsidiary as of April 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended April 30, 2004 and for the period October 28, 2002 (Date of Incorporation) to April 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) and subsidiary as of April 30, 2004 and 2003 and the results of their operations and their cash flows for the year ended April 30, 2004 and for the period October 28, 2002 (Date of Incorporation) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Amisano Hanson"
July 8, 2004	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and 2003
(Stated in US Dollars)

	2004	2003
ASSETS
Current
Cash - Note 11	$ 952,400	$ 48,016
Accounts receivable	100,361	13,513
Prepaid expenses	14,006	-
	__________________	__________________
	1,066,767	61,529
Capital assets - Notes 4 and 11	68,786	16,074
	__________________	__________________
	$ 1,135,553	$ 77,603
	__________________	__________________
LIABILITIES
Current
Accounts payable and accrued liabilities - Note 11	$ 33,177	$ 17,799
Advances payable - Notes 3 and 6	226,727	64,400
Due to related parties - Notes 3, 5 and 11	142,144	76,257
	__________________	__________________
	402,048	158,456
	__________________	__________________
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value - Note 7
Authorized: 415,384,500 shares
Issued: 37,138,462 shares (2003: 3,570,600)	37,138	357
Additional paid-in capital	951,895	-
Deficit	(255,528)	(81,210)
	__________________	__________________
	733,505	(80,853)
	__________________	__________________
	$1,135,553	$77,603
	__________________	__________________

Nature and Continuance of Operations - Note 1
Contingencies - Note 8
Subsequent Events - Note 11

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended April 30, 2004
and for the period October 28, 2002 (Date of Incorporation) to April 30, 2003
(Stated in US Dollars)

	Year ended April 30, 2004	October 28, 2002 (Date of Incor- poration) to April 30, 2003
Revenues
Software sales	$ 426,722	$ -
Consulting fees	138,555	14,500
	__________________	__________________
	565,277	14,500
	__________________	__________________
Expenses
Advertising	24,940	1,223
Amortization	13,879	1,813
Bad debts - Note 8	75,625	-
Computer expenses	4,393	3,991
Consulting fees - Note 5	517,876	63,120
Licenses and permits	13,231	-
Office and miscellaneous	35,327	3,422
Professional fees	20,134	9,502
Rent - Note 5	23,217	7,500
Telephone and internet	10,767	-
Travel and promotion	24,694	5,139
	__________________	__________________
	764,083	95,710
	__________________	__________________
Loss before other items	(198,806)	(81,210)
Other items
Gain on disposal of capital assets - Note 4	17,461	-
Foreign exchange gain	12,027	-
Write-off of investment - Note 10	(5,000)	-
	__________________	__________________
Net loss for the period	$(174,318)	$(81,210)
	__________________	__________________
Basic and diluted loss per share	$(0.01)	$(0.01)
	__________________	__________________
Weighted average number of shares outstanding	18,000,000	7,141,200
	__________________	__________________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended April 30, 2004
and for the period October 28, 2002 (Date of Incorporation) to April 30, 2003
(Stated in US Dollars)

	Year ended April 30, 2004	October 28, 2002 (Date of Incor- poration) to April 30, 2003
Cash flows used in operating activities
Net loss for the period	$(174,318)	$(81,210)
Items not involving cash:
Amortization	13,879	1,813
Gain on disposal of capital assets	(17,461)	-
Write-off of investment	5,000	-
Changes in non-cash working capital items:
Accounts receivable	(86,848)	(13,513)
Prepaid expenses	(14,006)	-
Accounts payable and accrued liabilities	7,914	17,799
	__________________	__________________
	(265,840)	(75,111)
	__________________	__________________
Cash flows from financing activities
Common stock issued	1,000,543	357
Advances payable	162,327	64,400
Due to related parties	48,993	76,257
	__________________	__________________
	1,211,863	141,014
	__________________	__________________
Cash flows used in investing activities
Purchase of investment	(5,000)	-
Purchase of capital assets	(81,425)	(17,887)
Proceeds from disposal of capital assets	36,295	-
Cash acquired - Note 3	8,491	-
	__________________	__________________
	(41,639)	(17,887)
	__________________	__________________
Increase in cash during the period	904,384	48,016

Cash, beginning of the period	48,016	-
	__________________	__________________
Cash, end of the period	$952,400	$48,016
	__________________	__________________
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
	__________________	__________________
Income taxes	$-	$-
	__________________	__________________

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
for the period October 28, 2002 (Date of Incorporation) to April 30, 2004
(Stated in US Dollars)

	Number of Common Shares	Par Value	Additional Paid-in Capital	Deficit	Total
Balance, October 28, 2002 (Date of Incorporation)	-	$-	$-	$-	$-

Shares issued for cash at $0.0001	3,570,600	357	-	-	357

Net loss for the period	-	-	-	(81,210)	(81,210)
	__________________	__________________	__________________	__________________	__________________
Balance, April 30, 2003	3,570,600	357	-	(81,210)	(80,853)

Shares issued for cash at $0.0001	5,429,400	543	-	-	543

Reverse acquisition	(9,000,000)	(900)	900	-	-

Outstanding shares prior to merger with Xten Networks, Inc.	18,138,462	18,138	(30,005)	-	(11,867)

Shares issued on merger with Xten Networks, Inc.	18,000,000	18,000	(18,000)	-	-

Shares issued for cash at $1.00	1,000,000	1,000	999,000	-	1,000,000

Net loss for the year	-	-	-	(174,318)	(174,318)
	__________________	__________________	__________________	__________________	__________________
Balance, April 30, 2004	37,138,462	$37,138	$951,895	$(255,528)	$733,505
	__________________	__________________	__________________	__________________	__________________

The number of shares outstanding prior to the merger with Xten Networks, Inc. (formerly Broad Scope Acquisition) reflects the forward split and the share cancellation (Note 7). The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
(formerly Broad Scope Enterprises, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004 and 2003
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.), (the "Company") was incorporated in the State of Nevada on April 18, 2003. The Company raised $41,500 and issued 7,750,000 common shares, pursuant to an SB-2 Registration Statement filed with the United States Securities and Exchange Commission ("SEC"). The Company's common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Until the acquisition, by way of mergers, of all the issued and outstanding shares of Xten Networks, Inc. ("Xten Networks"), a private company incorporated in the State of Nevada on October 28, 2002, the Company's primary business was operating an adult entertainment advertising website through its wholly owned subsidiary, Broad Scope Entertainment, Inc. The Company agreed to dispose of its interest in the business carried on by Broad Scope Entertainment, Inc. (Note 11) and pursue the business of Xten Networks. Xten Networks provides Voice over Internet Protocol software and related consulting services to customers in Canada, the United States of America and in other areas of the world.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2004, the Company has generated an accumulated deficit of $255,528 since incorporation. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 2

Note 2 Significant Accounting Policies - (cont'd)

a) Basis of Presentation

These consolidated financial statements include the accounts of the merged company and its wholly owned subsidiary, Broad Scope Entertainment, Inc., a company incorporated on April 18, 2003 in the State of Nevada. Comparative figures are those of Xten Networks (Note 3). All intercompany transactions and balances have been eliminated.

b) Capital Assets and Amortization

Capital assets are recorded at cost. Amortization is provided for using the straight-line method as follows:

Computer hardware	50%
Computer software	20%
Office furniture	20%
Website	33%

c) Website Development Costs

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

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

d) Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 3

Note 2 Significant Accounting Policies - (cont'd)

e) Foreign Currency Translation

The Company's functional and reporting currency is the United States of America dollar. These consolidated financial statements are remeasured to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the comprehensive income account in stockholders' equity, if applicable. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f) Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable and due to related parties approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

The Company receives revenues consisting of software sales, consulting fees and advertising fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one year warranty is provided by the Company. The Company does not have a history of warranty claims and management considers that future claims, if any, will not be material and therefore has not made any provision for future warranty costs in the financial statements. The Company will review this policy annually.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 4

Note 2 Significant Accounting Policies - (cont'd)

h) Basic and Diluted Loss Per Share

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

i) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the Company's financial statements.

Note 3 Business Combination

On April 26, 2004, the Company entered into an Agreement and Plan of Merger with Xten Networks and Broad Scope Acquisition Corp. ("Broad Scope Acquisition"). Broad Scope Acquisition, a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Nevada on April 2, 2004 for the purpose of completing a merger with Xten Networks. The merger was completed effective as of April 30, 2004. After the merger closed effective on April 30, 2004, Broad Scope Acquisition changed its name to Xten Networks, Inc.

On April 29, 2004, the Company entered into an Agreement and Plan of Merger with the merged company, Xten Networks, Inc. The merger was completed effective as of April 30, 2004. As a result of the mergers, the Company acquired all of the 9,000,000 issued and outstanding common shares of Xten Networks in exchange for 18,000,000 common shares of the Company. The Company changed its name to Xten Networks, Inc. to reflect the newly acquired business.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 5

Note 3 Business Combination - (cont'd)

As a condition of the mergers, the Company completed a 5.53846 for 1 split of its common stock on March 23, 2004. Prior to the split, the Company had 7,775,000 common shares issued and outstanding. After the split, the Company had 43,061,532 shares issued and outstanding. Also, as a condition the mergers, two former directors of the Company agreed to surrender for cancellation, without consideration, 24,923,070 common shares. As a result of the stock split and stock cancellation, the Company had 18,138,462 common shares issued and outstanding immediately prior to the completion of the merger transactions.

In connection with the mergers, the Company completed a private placement of 1,000,000 units at $1.00 per unit. Each unit consists of one common share and one-half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional common share at $2.00 per share until April 26, 2005.

In addition, certain creditors of Xten Networks have agreed to convert debt of $290,000 ($204,832 included in advances payable and $85,168 included in due to related parties, both at April 30, 2004) into 290,000 common shares of the Company at $1.00 per share.

The merger with Xten Networks has been accounted for using the purchase method on a reverse acquisition basis, whereby Xten Networks is treated as the accounting acquirer. These consolidated financial statements do not include the operations of the Company, the accounting subsidiary, as the date of acquisition was April 30, 2004. The net assets of the Company, the accounting subsidiary, at April 30, 2004 were as follows:

Current assets - cash	$8,491
Capital assets - website - Note 5	4,000
Current liabilities - accounts payable	(7,464)
- due to related parties	(16,894)
__________
Net asset deficiency	$(11,867)
____________

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 6

Note 3 Business Combination - (cont'd)

The results of operations of the Company, the accounting subsidiary, for the year ended April 30, 2004 are summarized below:

Revenues	$8,565
____________
Expenses
Advertising	2,872
Amortization	2,000
Discount on shares issued - Note 7	1,121,000
Management fees - Note 5	12,000
Office expenses	1,454
Professional fees	54,443
Rent - Note 5	3,000
Transfer agent fees	1,815
________________
1,198,584
______________
Net loss for the year	$(1,190,019)
_____________

The comparative figures as at April 30, 2003 and for the year then ended are those of Xten Networks.

Note 4 Capital Assets

		2004		2003
	Cost	Accumulated Amortization	Net	Net
Computer hardware	$62,373	$12,861	$49,512	$-
Computer software	-	-	-	16,074
Office furniture	16,292	1,018	15,274	-
Website - Note 5	6,000	2,000	4,000	-
	______________	_______________	_____________	________________
	$84,665	$15,879	$68,786	$16,074
	_______________	_______________	_________________	________________

During the year ended April 30, 2004, the Company sold computer software for $36,295 realizing a gain on disposition of $17,461.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 7

Note 5 Related Party Transactions - Notes 6, 7 and 11

During the periods ended April 30, 2004 and 2003, the Company was charged the following expenses by companies with directors in common:

	Year Ended April 30, 2004	October 28, 2002 (Date of Incorporation) to April 30, 2003
Consulting fees	$420,767	$60,711
Rent	19,081	7,500
	________________	_____________
	$439,848	$68,211
	________________	_______________

Included in capital assets are $59,474 (April 30, 2003:  $Nil) of computer equipment and $16,292 (April 30, 2003:  $Nil) of office furniture purchased from a company with directors in common with the Company.

The amounts due to related parties at April 30, 2004 and 2003 are unsecured, non-interest bearing advances to the Company and have no stated terms of repayment. The amounts due to related parties are due to directors of the Company or to companies with directors in common with the Company.

The Company purchased the domain name www.bcescorts.com for $3,000 from a former director.

A former director provided management services and office premises to the Company at a value of $12,000 (2003:  $Nil) and $3,000 (2003:  $Nil) respectively. The director donated his services and office premises with the exception of a cash payment of $1,500.

Note 6 Advances Payable

Advances payable are unsecured, non-interest bearing and with no stated terms of repayment. Included in advances payable is $193,832 (April 30, 2003: $38,500) due to significant shareholders of the Company.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 8

Note 7 Common Stock

The Company issued 4,500,000 common shares at $0.002 per share for cash proceeds of $9,000. In accordance with SEC guidance on valuing shares in the first year prior to an Initial Public Offering ("IPO"), these shares were deemed to be issued at $0.15 per share, resulting in a $0.148 per share discount. The amount of discount of $666,000 was charged to operations during the year ended April 30, 2004 (Note 3).

The Company issued 3,250,000 common shares at $0.01 per share for cash proceeds of $32,500. In accordance with SEC guidance on valuing shares in the first year prior to an IPO, these shares were deemed to be issued at $0.15 per share, resulting in a $0.14 per share discount. The amount of discount of $455,000 was charged to operations during the year ended April 30, 2004 (Note 3).

The Company issued 25,000 common shares as consideration for legal services rendered. The shares were valued at the Company's IPO price of $0.15 per share.

The Company completed a forward split of its common shares on a 5.53846 for 1 basis. Prior to the split, the Company had 7,775,000 common shares issued and outstanding and after the split the Company had 43,061,532 common shares issued and outstanding.

Two former directors of the Company agreed to surrender for cancellation, without consideration, 24,923,070 common shares. After the cancellation and prior to the merger transaction with Xten Networks, Inc. (formerly Broad Scope Acquisition), the Company had 18,138,462 common shares issued and outstanding.

The Company completed a private placement of 1,000,000 units at a price of $1.00 per unit. Each unit consists of one common share and one-half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional common share at $2.00 per share until April 26, 2005.

Included in the 18,000,000 common shares issued on the merger transaction with Xten Networks, Inc. are 210,000 common shares which will vest to consultants over the period from December 18, 2003 to December 31, 2004. If the consultants cease to provide services to the Company, the Company has the right to purchase the non-vested shares at $0.001 per share.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 9

Note 8 Contingencies

(a) During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer has filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$7,288). Management of the Company believes that the claim is without foundation or merit.

During the year ended April 30, 2004, the Company sold software to a customer for $64,400. The customer paid $34,400 against the purchase price, with the remaining balance of $30,000 to be paid in monthly instalments, each instalment being $10,000. The customer did not pay the instalments and on March 2, 2004, the customer filed a claim for $34,400. Management of the Company believes that the claim is without foundation or merit. The Company has written off the unpaid balance of $30,000.

Note 9 Income Taxes

The following table summarizes the significant components of the Company's deferred taxes assets:

Deferred Tax Assets
Tax loss carryforwards	$95,866
Valuation allowance	(95,866)
_______________
$-
______________

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been recorded in these financial statements due to the net loss. At April 30, 2004, the Company has accumulated tax loss carryforwards totalling $327,369 which will begin to expire in 2023, the benefit of which has not been recorded in the financial statements.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 10

Note 10 Write-off of Investment

During the year ended April 30, 2004, the Company invested $5,000 in marketable securities. At April 30, 2004, the Company had not received the shares. As a result, the investment has been written-off.

Note 11 Subsequent Events

Subsequent to April 30, 2004, the Company:

agreed to dispose of its wholly owned subsidiary, Broad Scope Entertainment, Inc. ("Broad Scope") to a former director of the Company in consideration of Broad Scope Entertainment, Inc. forgiving all amounts owed by the Company. Broad Scope's business is an adult entertainment advertising website. At April 30, 2004, the Company owed Broad Scope Entertainment, Inc. $7,399.

At April 30, 2004, the assets and liabilities of Broad Scope Entertainment, Inc. included in the consolidated financial statements were as follows:

Cash	$8,115
Capital assets - website	$4,000
Accounts payable	$(2,021)
Due to related parties	$(16,894)

granted 1,100,000 share purchase options entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share until May 31, 2009. The options vest 25% per year with the first vesting date being May 31, 2005.

incorporated a wholly owned subsidiary, Xten Networks R&D Inc., in British Columbia, Canada.

Xten Networks, Inc.
(formerly Broad Scope Enterprises, Inc.)
Notes to the Consolidated Financial Statements
April 30, 2004 and 2003
(Stated in US Dollars) - Page 11

Note 12 Segmented Information

Revenues by geographic segment are as follows:

	Year ended April 30, 2004	October 28, 2002 (Date of Incorporation) to April 30 2003
Canada	$ 151,812	$ 14,500
United States of America	320,795	-
Asia	65,895	-
Other	26,775	-
	______________	________________
	$ 565,277	$ 14,500
	______________	______________

Revenues from significant customers are as follows:

During the year ended April 30, 2004, three customers accounted for 47% of revenues with totals of 16%, 16% and 15% respectively.

During the period from the date of incorporation to April 30, 2003, one customer accounted for 100% of revenues.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Subsequent to the year ended April 30, 2004, we decided to engage new auditors as our independent accountants to audit our consolidated financial statements. Our board of directors approved the change of accountants from Manning Elliott, Chartered Accountants to Amisano Hanson, Chartered Accountants on May 6, 2004.

During our recent fiscal year ended April 30, 2003, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The report on the consolidated financial statements prepared by Manning Elliott for the fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The report on the financial statements prepared by Manning Elliott for the year ended April 30, 2003 was, however, modified as to uncertainty as the report contained a modifying paragraph with respect to our ability to continue as a going concern. The decision to change accountants was based on the appointment of new directors to our board of directors.

We have engaged the firm of Amisano Hanson as of May 6, 2004. In connection with the fiscal years ended April 30, 2004 and 2003 and any subsequent interim periods preceding the change in accountants, Amisano Hanson was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal yeas ended April 30, 2004 and 2003 and any subsequent interim period preceding the change in accountants, Amisano Hanson did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk Suite 302, 738 Broughton Street, Vancouver, BC, Canada V6G 3A7	CEO, Secretary, Treasurer and Director	45	April 26, 2004
Erik Lagerway 629 Regan Avenue Coquitlam, BC, Canada V3J 3A3	President, COO and Director	36	May 6, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark Bruk, Chief Executive Officer, Secretary, Treasurer and Director

Prior to becoming a director of our company, Mark Bruk was the chief executive officer, secretary, treasurer and director of Xten Networks since October, 2002. Mr. Bruk's work history is primarily in software development (over 19 years) and more recently he was the founder and chief executive officer of eduverse.com, a company whose shares are registered with the Securities and Exchange Commission and which are quoted on the OTC Bulletin Board. At eduverse.com, Mr. Bruk had overall control of the company's development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Procter and Gamble Manufacturing (Thailand) Co., Ltd. Prior to founding eduverse.com, Mr. Bruk served as Vice President of Applications and subsequently Vice President of Research & Development for InMedia Presentations, Inc., a multimedia software company (InMedia). Under Mr. Bruk's initiative and management, InMedia developed the world's first web-based 100% pure HTML slide show player and also the world's first 100% pure Java slide show player. InMedia's software was bundled with digital cameras manufactured by Casio, Nikon, Olympus and Kodak.

Erik Lagerway, President, Chief Operating Officer and Director

Prior to becoming a director of our company, Erik Lagerway was the president, chief operating officer and director of Xten Networks since October, 2002. Mr. Lagerway's history in VoIP goes back more than seven years. He founded Globaltel [Global Network Telephony Corp.] in 1996 which eventually became Vocalscape Communications Inc. Vocalscape began developing VoIP software in his basement with just one programmer and over the course of 24 months grew the company to employ over 30 employees. Vocalscape received considerable Science Research & Development funds for their VoIP & eCRM technology; over $700,000 in private investment capital; and more than $1 million in public funding.

Family Relationships

None of the current directors or officers of our company are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective July 20, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Xten Networks, Inc., Suite 320-5201 Great America Parkway, Santa Clara, California, 95054, Attention Mark Bruk.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mark Bruk	1(1)	1(1)	0

(1) The named officer and director failed to file a Form 3 - Initial Statement of Beneficial Ownership in a timely manner.

Item 10. Executive Compensation.

Executive Compensation

There were no executive officers serving as the end of April 30, 2004 and no executive officers who served as such during the financial year, whose salaries exceeded $100,000 per year. The salary of Mark Bruk, our chief executive officer was $68,557 and $18,384 respectively for the years ended April 30, 2004 and 2003.

Stock Option Plan

Subsequent to the year ended April 30, 2004, we established a stock option plan pursuant to which 4,000,000 shares were reserved for issuance.

Stock Options/SAR Grants

There were no options/SAR granted to any of our executive officers during our most recently completed financial year, being April 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by any of our executive officers during our most recently completed financial year, being April 30, 2004.

Option and SAR Repricing

There were no options repriced for any of our executive officers during our most recently completed financial year, being April 30, 2004.

Compensation of Directors

During the most recently completed financial year there were no standard or other arrangements pursuant to which any of Xten Networks' directors were compensated for services provided in their capacity as directors.

Defined Benefit Plan

We do not have, and at no time during our most recently completed financial year had, any defined benefit or actuarial plans in respect of which any of our executive officers were eligible to participate.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia, Canada V6G3A7	5,435,800	15%
Erik Lagerway 629 Regan Avenue Coquitlam, British Columbia, Canada V3J3A3	5,435,800	15%
Directors and Executive Officers as a Group	10,871,600 common shares	30%

(1) Based on 37,138,462 shares of common stock issued and outstanding as of July 15, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Equity Compensation Plan Information

We did not have any equity compensation plans as at April 30, 2004

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. In June 2003, our company received Cdn$120,000 from Choice Resources Corp. for consulting fees. Steven Bruk, an officer of Choice Resources, is the brother of Mark Bruk, a director and officer of our company.

During the years ended April 30, 2004 and 2003, our company paid consulting fees of $420,767 and $60,711 respectively to Xten Networks (Canada) Inc. for research and development services. Our company also paid to Xten Networks (Canada) Inc. rent of $19,081 and $7,500 respectively for the years ended April 30, 2004 and 2003. Curing the year ended April 30, 2004, we paid Xten Networks (Canada) Inc. $59,474 for computer equipment and $16,292 for office furniture. Mark Bruk and Erik Lagerway, our directors and officers, were also the directors and officers of Xten Networks (Canada) Inc.

On May 2, 2003, our subsidiary purchased for $3,000 the domain name www.bcescorts.com from Hon Kit Ng, our former president, secretary, treasurer and one of our former directors. Hon Kit Ng acquired the domain name for $3,000.

On April 18, 2003, we issued 50,000 shares of our common stock at $0.002 per share to Hon Kit Ng, our former president, secretary, treasurer and one of our former directors, in a private placement transaction.

On May 1, 2003, we issued 2,450,000 shares of our common stock at $0.002 per share to Hong Kit Ng, our former president, secretary, treasurer and one of our former directors, in a private placement transaction.

On May 2, 2003, we issued 2,000,000 shares of our common stock at $0.002 per share to Simon Au, our former vice-president and one of our former directors, in a private placement transaction.

Our former president, Hon Kit Ng, provided management services and office premises to our company. Prior to May 1, 2003, the services were provided at no charge to our company. During the year ended April 30, 2004, we have paid our former president $500 per month for these services.

The amounts due to related parties of $142,144 and $76,257 for the years ended April 30, 2004 and 2003 respectively represent amounts owing to Xten Networks (Canada) Inc. and Evove, Inc. for consulting services provided by those companies. The directors of Xten Networks (Canada) Inc. are Mark Bruk and Erik Lagerway, who are also our company's directors and officers. Evove, Inc. is a company controlled by Mark Bruk, a director and officer of our company.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation

3.2 Bylaws

3.3 Amended Bylaws

(10) Material Contracts

10.1 Domain Name Assignment Agreement, dated May 2, 2003, between Broad Scope Enterprises, Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

10.2 Subscription Agreement, dated April 20, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

10.3 Subscription Agreement, dated May 1, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

10.4 Subscription Agreement, dated May 2, 2003, between Broad Scope Enterprises Inc. and Simon Au. (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

10.5 Form of Subscription Agreement between Broad Scope Enterprises Inc. and various private placement placees (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

10.6 Agreement and Plan of Merger between Broad Scope Enterprises Inc., Xten Networks, Broad Scope Acquisition Corp. and Mark Bruk (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 10, 2004)

10.7 Agreement and Plan of Merger between Broad Scope Enterprises Inc. and Xten Networks (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 10, 2004)

10.8 Software Development Agreement between Xten Networks (formerly Evove, Inc.) and Xten Networks (Canada) Inc. (formerly Xten Networks Inc.) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 10, 2004)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(21) Subsidiaries of Xten Networks, Inc.

Xten Networks R&D Inc.
Xten Networks (Canada) Inc.

(31) Section 302 Certification

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended April 30, 2004 and April 30, 2003 were $10,227.

Audit Related Fees

For the fiscal years ended April 30, 2004 and April 30, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal years ended April 30, 2004 and April 30, 2003, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTEN NETWORKS, INC.

By: /s/ Erik Lagerway
Erik Lagerway, President, COO and Director
(Principal Executive Officer)

By: /s/ Mark Bruk
Mark Bruk, CEO, Secretary, Treasurer & Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Erik Lagerway Erik Lagerway	President, COO and Director	July 29, 2004

/s/ Mark Bruk Mark Bruk	CEO, Secretary, Treasurer & Director	July 29, 2004