Form 10QSB
period 2004-07-31
XTEN NETWORKS, INC
filed 2004-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50346
XTEN NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
320-5201 Great America Parkway, Santa Clara, California 95054
(Address of principal executive offices)
408.876.4346
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  37,138,462 common shares issued and outstanding as of September 13, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Stated in US Dollars)

(Unaudited)

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
July 31, 2004 and April 30, 2004
(Stated in US Dollars)
(Unaudited)

	July 31, 2004	April 30, 2004
ASSETS
Current
Cash	$ 388,834	$ 944,285
Accounts receivable	395,243	100,361
Prepaid expenses	17,916	13,671
Current assets of discontinued operations - Note 5	-	8,115
	____________	____________
	801,993	1,066,432
Capital assets	191,899	64,786
Trademarks	670	335
Long-term assets of discontinued operations - Note 5	-	4,000
	____________	____________
	$ 994,562	$ 1,135,553
	_____________	_____________
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 147,564	$ 31,156
Advances payable - Note 7	230,695	226,727
Due to related parties - Note 6	73,931	125,250
Current liabilities of discontinued operations - Note 5	-	18,915
	____________	____________
	452,190	402,048
	____________	____________
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value - Note 8
415,384,500 shares authorized
37,138,462 shares issued (April 30, 2004: 37,138,462)	37,138	37,138
Additional paid-in capital	951,895	951,895
Deficit	(446,661)	(255,528)
	____________	____________
	542,372	733,505
	____________	____________
	$ 994,562	$ 1,135,553
	_____________	_____________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended July 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Revenues
Software sales	$ 466,651	$ 121,729
Consulting fees	20,500	97,292
	____________	____________
	487,151	219,021
	____________	____________
Expenses
Advertising	-	6,682
Amortization	17,507	-
Bad debts	13,053	-
Computer expenses	1,914	1,719
Consulting fees	115,197	-
Foreign exchange	7,690	-
Licenses and permits	45,798	98,518
Office and miscellaneous	12,396	1,659
Professional fees	23,408	803
Rent - Note 6	18,904	908
Telephone and internet	7,833	1,689
Travel and promotion	61,844	8,072
Wages and benefits - Note 6	361,264	170,055
	____________	____________
	686,808	290,105
	____________	____________
Loss from continuing operations	(199,657)	(71,084)
Income from discontinued operations
Gain on disposal of subsidiary - Note 5	8,524	-
	____________	____________
Net loss for the period	$ (191,133)	$ (71,084)
	_____________	_____________
Basic and diluted loss per share - continuing operations	$ (0.01)	$ (0.02)
	_____________	_____________
Basic and diluted income per share - discontinued operations	$ 0.00	$ 0.00
	_____________	_____________
Weighted average number of shares outstanding	37,138,462	3,586,035
	_____________	_____________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended July 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Cash flows used in operating activities
Net loss from continuing operations	$ (191,133)	$ (71,084)
Items not involving cash:
Amortization	17,507	-
Gain on disposal of subsidiary	(8,524)	-
Changes in non-cash working capital items:
Accounts receivable	(294,882)	(48,951)
Prepaid expenses	(4,245)	-
Accounts payable and accrued liabilities	116,408	(18,658)
	____________	____________
	(364,869)	(138,693)
	____________	____________
Cash flows from (used in) financing activities
Common stock issued	-	3
Advances payable	3,968	-
Increase (decrease) in Due to related parties	(51,319)	128,194
	____________	____________
	(47,351)	128,197
	____________	____________
Cash flows used in investing activities
Purchase of investment	-	(5,000)
Purchase of capital assets	(144,620)	-
Trademarks	(335)	-
	____________	____________
	(144,955)	(5,000)
	____________	____________

Decrease in cash from continuing operations	(557,175)	(15,496)

Increase in cash from discontinued operations	1,724	-
	____________	____________
Decrease in cash during the period	(555,451)	(15,496)

Cash, beginning of the period	944,285	48,016
	____________	____________
Cash, end of the period	$ 388,834	$ 32,520
	_____________	_____________
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
	_____________	_____________
Income taxes	$ -	$ -
	____________	____________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
for the period October 28, 2002 (Date of Incorporation) to July 31, 2004
(Stated in US Dollars)
(Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in Capital	Deficit	Total
Balance, October 28, 2002 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.0001	3,570,600	357	-	-	357
Net loss for the period	-	-	-	(81,210)	(81,210)
	____________	____________	____________	____________	____________
Balance, April 30, 2003	3,570,600	357	-	(81,210)	(80,853)
Shares issued for cash at $0.0001	5,429,400	543	-	-	543
Reverse acquisition	(9,000,000)	(900)	900	-	-
Outstanding shares prior to merger with Xten Networks, Inc.	18,138,462	18,138	(30,005)	-	(11,867)
Shares issued on merger with Xten Networks, Inc.	18,000,000	18,000	(18,000)	-	-
Shares issued for cash at $1.00	1,000,000	1,000	999,000	-	1,000,000
Net loss for the year	-	-	-	(174,318)	(174,318)
	____________	____________	____________	____________	____________
Balance, April 30, 2004	37,138,462	37,138	951,895	(255,528)	733,505
Net loss for the period	-	-	-	(191,133)	(191,133)
	____________	____________	____________	____________	____________
Balance, July 31, 2004	37,138,462	$ 37,138	$ 951,895	$ (446,661)	$ 542,372
	_____________	_____________	_____________	_____________	_____________

The number of shares outstanding prior to the merger with Xten Networks, Inc. (formerly Broad Scope Acquisition) reflects the forward split and the share cancellation (Note 8). The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004
(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustment, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2004 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2004 annual financial statements.

Note 2 Nature and Continuance of Operations

Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.), (the "Company") was incorporated in the State of Nevada on April 18, 2003. The Company's common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Until the acquisition, by way of mergers, of all the issued and outstanding shares of Xten Networks, Inc. ("Xten Networks"), a private company incorporated in the State of Nevada on October 28, 2002, the Company's primary business was operating an adult entertainment advertising website through its wholly owned subsidiary, Broad Scope Entertainment, Inc. The Company disposed of its interest in the business carried on by Broad Scope Entertainment, Inc. in May 2004 to pursue the business of Xten Networks. Xten Networks provides Voice over Internet Protocol software and related consulting services to customers in Canada, the United States of America and in other areas of the world.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2004, the Company had not yet achieved profitable operations and the Company has generated an accumulated deficit of $446,661 since incorporation. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Significant Accounting Policies

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

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Xten Networks R&D Inc., a company incorporated on May 10, 2004 in British Columbia, Canada. Comparative figures are those of Xten Networks (Note 4). All intercompany transactions and balances have been eliminated.

b) Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one year warranty is provided by the Company. The Company does not have a history of warranty claims and management considers that future claims, if any, will not be material and therefore has not made any provision for future warranty costs in the financial statements. The Company will review this policy annually.

c) Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 3

Note 4 Business Combination

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

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 4

Note 4 Business Combination - (cont'd)

The merger with Xten Networks has been accounted for using the purchase method on a reverse acquisition basis, whereby Xten Networks is treated as the accounting acquirer. These consolidated financial statements only include the operations of the Company, the accounting subsidiary, from the date of acquisition April 30, 2004. The net assets of the Company, the accounting subsidiary, at April 30, 2004 were as follows:

Current assets - cash	$ 8,491
Capital assets - website - Note 5	4,000
Current liabilities - accounts payable	(7,464)
- due to related parties	(16,894)
____________
Net asset deficiency	$ (11,867)
_____________

The comparative figures for the three months ended July 31, 2003 are those of Xten Networks.

Note 5 Discontinued Operations

During the three months ended July 31, 2004, the Company disposed of its wholly owned subsidiary, Broad Scope Entertainment, Inc. ("Broad Scope") to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company. Broad Scope's business is an adult entertainment advertising website.

At April 30, 2004, the assets and liabilities of Broad Scope included in the consolidated financial statements were as follows:

Cash	$ 8,115
Capital assets - website	$ 4,000
Accounts payable	$ (2,021)
Due to related parties	$ (16,894)

The gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$ 6,391
Capital assets	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)
____________
$ 8,524
_____________

Broad Scope had no operations during the period from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 5

Note 6 Related Party Transactions

During the three months ended July 31, 2004 and 2003, the Company was charged the following expenses by directors or by companies with directors in common:

	2004	2003
Rent	$ 15,334	$ 908
Wages and benefits	91,821	44,736
	____________	____________
	$ 107,155	$ 45,644
	_____________	_____________

Included in capital assets at April 30, 2004 are $59,474 of computer equipment and $16,292 of office furniture purchased from a company with directors in common with the Company.

The amounts due to related parties at July 31, 2004 and April 30, 2004 are unsecured, non-interest bearing advances to the Company and have no stated terms of repayment. The amounts due to related parties are due to directors of the Company or to companies with directors in common with the Company.

Note 7 Advances Payable

Advances payable are unsecured, non-interest bearing and with no stated terms of repayment. Included in advances payable is $197,800 (April 30, 2004: $193,832) due to significant shareholders of the Company.

Note 8 Common Stock

a) The Company issued 4,500,000 common shares at $0.002 per share for cash proceeds of $9,000. In accordance with SEC guidance on valuing shares in the first year prior to an Initial Public Offering ("IPO"), these shares were deemed to be issued at $0.15 per share, resulting in a $0.148 per share discount. The amount of discount of $666,000 was charged to operations during the year ended April 30, 2004.

b) The Company issued 3,250,000 common shares at $0.01 per share for cash proceeds of $32,500. In accordance with SEC guidance on valuing shares in the first year prior to an IPO, these shares were deemed to be issued at $0.15 per share, resulting in a $0.14 per share discount. The amount of discount of $455,000 was charged to operations during the year ended April 30, 2004.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 6

Note 8 Common Stock - (cont'd)

c) The Company issued 25,000 common shares as consideration for legal services rendered. The shares were valued at the Company's IPO price of $0.15 per share.

d) The Company completed a forward split of its common shares on a 5.53846 for 1 basis. Prior to the split, the Company had 7,775,000 common shares issued and outstanding and after the split the Company had 43,061,532 common shares issued and outstanding.

e) Two former directors of the Company agreed to surrender for cancellation, without consideration, 24,923,070 common shares. After the cancellation and prior to the merger transaction with Xten Networks, Inc. (formerly Broad Scope Acquisition), the Company had 18,138,462 common shares issued and outstanding.

f) The Company completed a private placement of 1,000,000 units at a price of $1.00 per unit. Each unit consists of one common share and one-half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional common share at $2.00 per share until April 26, 2005.

g) Included in the 18,000,000 common shares issued on the merger transaction with Xten Networks, Inc. are 210,000 common shares which will vest to employees over the period from December 18, 2003 to December 31, 2004. If the employees cease to provide services to the Company, the Company has the right to purchase the non-vested shares at $0.001 per share.

Commitments:

Stock-based Compensation Plan

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company's stock on the date of the grant. A summary of the status of the plan is as follows:

	Number	Weighted Average Value
Balance, April 30, 2004	-	-
Granted	1,100,000	$1.50
	____________	____________
Balance, July 31, 2004	1,100,000	$1.50
	_____________	_____________

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 7

Note 8 Common Stock - (cont'd)

Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

At July 31, 2004, there were 1,100,000 share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share. These options expire on May 31, 2009.

In accordance with the Company's accounting policy described in Note 3(c), no compensation cost has been recognized in the financial statements for the stock options granted to employees. These stock options vest over four years at a rate of 275,000 per year beginning May 31, 2005 and ending May 31, 2008. As none of the options have vested at July 31, 2004, the entire compensation, on a pro-forma basis, would be deferred. Consequently, there is no pro-forma effect on net loss or basic and diluted loss per share for the period.

The fair value of the share purchase options granted was determined using the Black-Scholes model with the following assumptions:

Three months ended July 31, 2004
Risk free rate	2.00%
Dividend yield	0%
Expected volatility	48.5%
Weighted average expected option life	5 yrs

The weighted average fair value at the date of grant of the employees stock options granted were as follows:

Three months ended July 31, 2004
Weighted average fair value	$ 0.66
Total options granted	1,100,000
Total fair value of options granted	$ 726,000

Business Combination - Note 4

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
July 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 8

Note 9 Contingencies

(a) During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer has filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$7,288). Management of the Company believes that the claim is without foundation or merit.

(b) During the year ended April 30, 2004, the Company sold software to a customer for $64,400. The customer paid $34,400 against the purchase price, with the remaining balance of $30,000 to be paid in monthly instalments, each instalment being $10,000. The customer did not pay the instalments and on March 2, 2004, the customer filed a claim for $34,400. Management of the Company believes that the claim is without foundation or merit. The Company has written off the unpaid balance of $30,000.

Note 10 Segmented Information

Revenues by geographic segment are as follows:

	Three months ended July 31, 2004	Three months ended July 31, 2003
North America	$ 106,313	$ 136,329
Asia	23,000	8,895
Europe	325,345	810
Australia	25,000	64,620
Other	7,493	8,367
	____________	____________
	$ 487,151	$ 219,021
	_____________	_____________

During the three months ended July 31, 2004, one customer accounted for 61.5% of revenues.

Note 11 Subsequent Event

By a stock option and subscription agreement dated August 13, 2004, the Company granted an employee to the Company stock purchase options to purchase 350,000 shares of common stock of the Company at $1.80 per share. These stock purchase options vest over four years with 25% of the options vesting on August 13, 2005 and the remaining 75% of the options vesting as to 1/36th of the remaining options each month thereafter until fully vested. The expiry date of these options is August 13, 2009.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Xten" mean Xten Networks, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

General - Explanation of Comparative Periods

As discussed above, we acquired Xten Networks, Inc. on April 30, 2004. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the continuing business is that of Xten Networks, Inc. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Xten Networks, Inc.

Accordingly, the historical financial statements and financial information presented in this quarterly report prior to the merger are those of Xten Networks, Inc. (the private Nevada company)

Three months ended July 31, 2004 compared to three months ended July 31, 2003

The following presentation relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the three months ended July 31, 2004 and of Xten Networks, Inc. (the private Nevada company) for the three months ended July 31, 2003.

	Three months ended July 31, 2004	Three months ended July 31, 2003
Sales	487,151	219,021
General and Administration	125,095	104,493
Consulting and Professional Fees	499,869	170,858
Advertising	-	6,682
Travel and Promotion	61,844	8,072

Three months ended July 31, 2004 compared to three months ended July 31, 2003

The following discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the three months ended July 31, 2004 and of Xten Networks, Inc. (the private Nevada company) for the three months ended July 31, 2003.

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ending July 31, 2004, we generated $487,151 in revenue compared to $219,021 for the three months ending July 31, 2003.

For the three months ending July 31, 2004, we generated $466,651 in software sales revenue compared to $121,729 for the three months ending July 31, 2003. This is an increase of $344,922 or 283% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers, however, approximately 64.53%, or $300,000, of our software sales revenue came from one customer. The customer, Deutsche Telekom, AG, T-Com, purchased a private label, unlimited license to our X-PRO V2.0 SDK. Under the terms of our agreement, Deutsche Telekom, AG, T-Com is not required to display any Xten trademarks due to the fact that they purchased a private label version of the X-PRO V2.0 SDK. We will provide basic support, which includes product bug-fixes and timely email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Product upgrades are separate from bug-fixes and include new or enhanced product features.

For the three months ending July 31, 2004, we generated $20,500 in consulting fees revenue compared to $97,292 for the three months ending July 31, 2003. This is a decrease of $76,792 or 79% from the same period last year. The significant decrease in consulting fees revenue is due to the fact that during the period in 2003, there was a one-time consulting fee of $88,332 attributable to certain consulting services performed by us, which we do not foresee recurring. After taking this one-time consulting fee into account, for the three months ending July 31, 2004, we generated $20,500 in consulting fees revenue compared to $8,960 for the three months ending July 31, 2003.

Total expenses for the three months ended July 31 2004 were $686,808 compared to $290,105 for the previous three months ended July 31, 2003.

Consulting and professional fees for the three months ended July 31, 2004 were $499,869 compared to $170,858 for the three months ended July 31, 2003. This is an increase of $329,011 or 193% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting and professional fees expense was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products.

Advertising expense for the three months ended July 31, 2004 were $Nil compared to $6,682 for the three months ended July 31, 2003. Our management ceased all advertising activities in December 2003. Management anticipates that our company may re-commence advertising activities before the end of the calendar year. On July 23, 2004, we announced that we have retained the services of Calysto Communications, a public relations firm focused exclusively on the telecommunications and VoIP industries. Calysto will implement a comprehensive public relations campaign for Xten's upcoming product offering eyeBeam®, a voice and video SIP softphone application for VoIP and multimedia networks.

Travel and promotion expense for the three months ended July 31, 2004 were $61,844 compared to $8,072 for the three months ended July 31, 2003. This is an increase of $53,772 or 666% from the same period last year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Subsequent Events

On August 12, 2004, we received $299,975 from Deutsche Telekom, AG, T-Com, which represented full-payment against the accounts receivable of $300,000 recorded on our balance sheet as at July 31, 2004.

On September 13, 2004, we announced the launch of eyeBeam, a video SIP softphone. eyeBeam supports open standards video utilizing SIP (Session Initiation Protocol) and the H.263 video codec, which supports video transmissions that are television-like in their quality. This enables service providers to easily deliver high-quality videoconferencing via IP to their customers. The eyeBeam feature set includes an array of robust SIP telephony features offered in the award-winning X-PRO SIP softphone, including call transfer/forward, caller ID, and 10-point conferencing. eyeBeam enhances this feature set with the addition of acoustic echo cancellation, voice activity detection, adaptive jitter buffer and message waiting indicator. eyeBeam is also available as an SDK (software development kit) that includes the following low-level APIs (application programming interfaces): Audio, Video, HTTP, STUN, SIP Stack, SIP Call Control, SDP, RTP, ICE and DNS. eyeBeam does not replace our current softphone products, X-PRO and X-Lite, but adds another product to our offerings. We anticipate the next release of eyeBeam, due to be released before the end of the calendar year, will include Instant Messaging and SMS (Short Message Service) support.

Liquidity and Capital Resources

The following discussion relates to our interim financial statements.

During the three months ended July 31, 2004, we incurred a loss of $191,133.

Net cash used in operating activities for the three months ended July 31, 2004 was $364,869. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities and sales of our IP telephony software products. Accounts payable and accrued liabilities are watched particularly closely.

Financing activities during the three months ended July 31, 2004, including increases in advances payable of $3,968, and a decrease in due to related parties of $51,319 in respect to payment to those related parties.

Net cash used during the three months ended July 31, 2004, in investing activities was primarily for the purchase of capital assets totaling $144,620. These capital assets consisted primarily of $75,000 paid to UB Video Inc. as a license fee for UB Video's H.263 standard video codec which has been integrated into our latest product offering eyeBeam; and $50,000 paid to Numerical Information as a license fee for unlimited use of acoustic echo cancellation software which has been integrated into some of our Windows and Mac OS X IP telephony software products; and $10,000 to VoiceAge Corporation as a license fee for the EVRC (enhanced variable rate audio codec) which has been integrated into some of our Windows IP telephony software products.

The net decrease in cash during the three months ended July 31, 2004 was $555,451, leaving us with a cash balance at July 31, 2004 of $388,834.

Plan of Operation and Cash Requirements

We anticipate that we will require $1,500,000 for the nine months ended April 30, 2005 to continue to build-out market channels, support customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program.

We anticipate that we will expend approximately $270,000 in salaries, not including salaries for those employees and consultants involved in sales, marketing, research, development, and investor relations; $450,000 on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing; $600,000 on research and development activities including the salaries for employees and consultants involved in research and development; and $180,000 in general and administrative expenses.

We will require additional debt or equity financing for its operations which may not be readily available. This raises substantial doubt about our ability to continue as a going concern. However, management of our company believes that even though we currently have limited cash resources and liquidity, the funds available at July 31, 2004 combined with the collection of accounts receivables, anticipated revenues to be generated from the sales of our IP telephony software products, and the potential capital to be raised in current and future private placements, will allow our company to continue as a going concern.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

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

Revenue Recognition

We receive revenues consisting of software sales and consulting fees. We recognize revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one year warranty is provided by our company. We do not have a history of warranty claims and management considers that future claims, if any, will not be material and therefore has not made any provision for future warranty costs in the financial statements. We will review this policy annually.

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123.

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

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $2 million to carry out our business plan in the year ended April 30, 2005. As of September 13, 2004, we have raised $1,000,000 but we anticipate that we will require an additional $1,000,000 to satisfy our cash requirements for the balance of the year ended April 30, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 6, 2004, JP Tech PTE Ltd. commenced a lawsuit in the Provincial Court of British Columbia (Small Claims Court) (Vancouver Registry No. 04-00051) against Xten Networks (Canada) Inc. (formerly Xten Networks Inc.), Xten Networks, Inc., Mark Bruk and Erik Lagerway claiming CDN$10,000.00 for a misrepresentation claim with respect to the sale of software by us on September 30, 2003. On August 11, 2004, the parties attended a mandatory settlement conference and settled the lawsuit. In consideration of agreeing to dismiss the lawsuit, we have agreed to pay JP Tech Cdn$6,000.

On May 15, 2003, we sold software to a customer for $64,400. The customer paid $34,400 against the purchase price, with the remaining balance of $30,000 to be paid in monthly installments, each installment being $10,000. The customer did not pay the installments and on March 2, 2004, an attorney, acting for the customer, gave notice to us of a claim for $34,400 which is to be resolved by arbitration. At the time of filing this quarterly report, we have not been advised as to when the arbitration hearing would occur. Our management believes that the claim is without foundation or merit. We have written off the unpaid balance of $30,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On May 10, 2004 we filed a Form 8-K Current Report announcing a change of control, an acquisition of assets and a change of accountant.

On May 18, 2004 we filed a Form 8-K Current Report announcing the release of XTunnels as a free NAT (Network Address Translation), Firewall and Private Proxy traversal solution for SIP endpoints.

On June 3, 2004 we filed a Form 8-K/A Amended Current Report attaching the letter from our former accountant in accordance with our Form 8-K filed on May 10, 2004.

On June 28, 2004 we filed a Form 8-K Current Report announcing an agreement with a top-ten US Internet Service Provider to provide Xten Softphones to their customers.

On July 12, 2004 we filed a Form 8-K/A Amended Current Report attaching financial statements in accordance with our Form 8-K filed on May 10, 2004.

Exhibits Required by Item 601 of Regulation S-B

Exhibits

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

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on July 29, 2004)

(21) Subsidiaries of Xten Networks, Inc.

Xten Networks R&D Inc.

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

Date: September 14, 2004