Form 10QSB
period 2004-10-31
XTEN NETWORKS, INC
filed 2004-12-06
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  37,638,462 common shares issued and outstanding as of December 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

(Stated in US Dollars)

(Unaudited)

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
October 31, 2004 and April 30, 2004
(Stated in US Dollars)
(Unaudited)

	October 31, 2004	April 30, 2004
ASSETS
Current
Cash	$ 1,098,595	$ 944,285
Accounts receivable	607,402	100,361
Prepaid expenses	55,520	13,671
Current assets of discontinued operations - Note 5	-	8,115
	_______________	_______________
	1,761,517	1,066,432
Capital assets	220,566	64,786
Trademarks	670	335
Long-term assets of discontinued operations - Note 5	-	4,000
	_______________	_______________
	$ 1,982,753	$ 1,135,553
	____________	____________
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 248,954	$ 31,156
Advances payable - Notes 4 and 7	242,280	226,727
Due to related parties - Notes 4 and 6	68,185	125,250
Unearned revenue	25,300	-
Warranty payable	20,811	-
Liabilities of discontinued operations - Note 5	-	18,915
	_______________	_______________
	605,531	402,048
	_______________	_______________
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value - Note 8
415,384,500 shares authorized
37,638,462 shares issued (April 30, 2004 37,138,462)	37,638	37,138
Additional paid-in capital	1,951,395	951,895
Contributed surplus - Note 8	52,867	-
Deficit	(644,936)	(255,528)
Accumulated other comprehensive loss	(19,742)	-
	_______________	_______________
	1,377,222	733,505
	_______________	_______________
	$ 1,982,753	$ 1,135,553
	____________	____________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended October 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)
	Three months ended October 31, 2004	Three months ended October 31 2003	Six months ended October 31, 2004	Six months ended October 31, 2003
Revenues
Software sales	$ 653,618	$ 102,534	$ 1,120,269	$ 224,264
Consulting fees	23,746	13,480	44,246	110,772
	_______________	_______________	_______________	_____________
	677,364	116,014	1,164,515	335,036
	_______________	_______________	_______________	_____________
Expenses
Amortization	23,431	2,000	40,938	4,500
Bad debts (recovery)	(5,253)	-	7,800	-
Computer expenses	373	-	2,287	-
Consulting fees	30,444	118,942	145,641	-
Foreign exchange loss (gain)	(19,880)	89	(12,190)	88
Licenses and permits	39,257	777	85,055	1,446
Office and miscellaneous	39,932	456	52,328	777
Professional fees	26,341	2,781	49,749	3,114
Public relations	38,954	-	38,954	-
Rent - Note 6	17,027	12,562	35,931	25,022
Stock-based compensation	52,867	-	52,867	-
Telephone and internet	2,771	-	10,604	-
Travel and promotion	90,062	4,345	151,906	10,240
Wages, commissions and benefits - Note 6	518,502	-	879,766	344,753
Warranty expense	20,811	-	20,811	-
	_______________	_______________	_______________	_____________
	875,639	141,952	1,562,447	389,940
	_______________	_______________	_______________	_____________
Loss from continuing operations	(198,275)	(25,938)	(397,932)	(54,904)
Income from discontinued operations
Gain on disposal of subsidiary - Note 5	-	-	8,524	-
	_______________	_______________	_______________	_____________
Net loss for the period	(198,275)	(25,938)	(389,408)	(54,904)

Other comprehensive income (loss):
Foreign currency adjustments	(19,742)	-	(19,742)	-
	_______________	_______________	_______________	_____________
Comprehensive loss	$ (218,017)	$ (25,938)	$ (409,150)	$ (54,904)
	____________	____________	____________	____________
Basic and diluted loss per share - continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
	____________	____________	____________	____________
Basic and diluted income per share - discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
	____________	____________	____________	____________
Weighted average number of shares outstanding	$ 37,214,549	$ 3,690,300	$ 37,176,505	$ 3,675,300
	____________	____________	____________	____________

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended October 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Cash flows used in operating activities
Comprehensive loss from continuing operations	$ (409,150)	$ (54,904)
Items not involving cash:
Amortization	40,938	4,500
Gain on disposal of subsidiary	(8,524)	-
Stock-based compensation	52,867	-
Changes in non-cash working capital items:
Accounts receivable	(507,041)	(43,374)
Prepaid expenses	(41,849)	-
Accounts payable and accrued liabilities	225,369	25,022
Unearned revenue	25,300	-
Warranty payable	20,811	-
	_______________	_______________
	(601,279)	(68,756)
	_______________	_______________
Cash flows from financing activities
Common stock issued	1,000,000	-
Advances payable	15,553	-
Increase (decrease) in due to related parties	(64,635)	46,213
	_______________	_______________
	950,918	46,213
	_______________	_______________
Cash flows used in investing activities
Purchase of investment	-	(5,000)
Purchase of capital assets	(196,718)	(16,125)
Trademarks	(335)	-
	_______________	_______________
	(197,053)	(21,125)
	_______________	_______________

Increase (decrease) in cash from continuing operations	152,586	(43,668)

Increase in cash from discontinued operations	1,724	-
	_______________	_______________
Increase (decrease) in cash during the period	154,310	(43,668)

Cash, beginning of the period	944,285	48,016
	_______________	_______________
Cash, end of the period	$ 1,098,595	$ 4,348
	____________	____________
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
	____________	____________
Income taxes	$ -	$ -
	_______________	_______________

XTEN NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
for the period October 28, 2002 (Date of Incorporation) to October 31, 2004
(Stated in US Dollars)
(Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in Capital	Contributed Surplus	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, October 28, 2002 (Date of Incorporation)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $0.0001	3,570,600	357	-	-	-	-	357
Net loss for the period	-	-	-	-	(81,210)	-	(81,210)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, April 30, 2003	3,570,600	357	-	-	(81,210)	-	(80,853)
Shares issued for cash at $0.0001	5,429,400	543	-	-	-	-	543
Reverse acquisition	(9,000,000)	(900)	900	-	-	-	-
Outstanding shares prior to merger with Xten Networks, Inc.	18,138,462	18,138	(30,005)	-	-	-	(11,867)
Shares issued on merger with Xten Networks, Inc.	18,000,000	18,000	(18,000)	-	-	-	-
Shares issued for cash at $1.00	1,000,000	1,000	999,000	-	-	-	1,000,000
Net loss for the year	-	-	-	-	(174,318)	-	(174,318)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, April 30, 2004	37,138,462	37,138	951,895	-	(255,528)	-	733,505
Shares issued for cash on the exercise of warrants at $2.00	500,000	500	999,500	-	-	-	1,000,000
Stock-based compensation	-	-	-	52,867	-	-	52,867
Net loss for the period				-	(389,408)	-	(389,408)
Other comprehensive loss for the period	-	-	-	-	-	(19,742)	(19,742)
	_____________	_____________	_____________	_____________	_____________	_____________	_____________
Balance, October 31, 2004	37,638,462	$ 37,638	$ 1,951,395	$ 52,867	$ (644,936)	$ (19,742)	$ 1,377,222
	_____________	_____________	_____________	_____________	_____________	_____________	_____________

The number of shares outstanding prior to the merger with Xten Networks, Inc. (formerly Broad Scope Acquisition) reflects the forward split and the share cancellation (Note 4). The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2004 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2004 annual financial statements.

Operating results for the quarter ended October 31, 2004 are not necessarily indicative of the results that can be expected for the year ended April 30, 2005.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2004, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $664,678 since incorporation. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
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

b) Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one year warranty on software products is provided by the Company. The Company has set up a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company has also set up deferred revenue on software sales, which defers a portion of all software sales greater than $10,000 to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

c) Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 3

Note 3 Significant Accounting Policies - cont'd

d) Foreign Currency Translation

The Company's wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with FAS No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders' deficiency and included in comprehensive loss.

Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.

e) Comprehensive Loss

The Company has adopted FAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

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

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
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

In connection with the mergers, the Company completed a private placement of 1,000,000 units at $1.00 per unit. Each unit consisted of one common share and one-half share purchase warrant. Each full share purchase warrant entitled the holder to purchase an additional common share at $2.00 per share to April 26, 2005. These share purchase warrants were exercised during the quarter ended October 31, 2004.

In addition, certain creditors included in advances payable and due to related parties at October 31, 2004 have agreed to convert debt totalling $290,000 into 290,000 common shares of the Company at $1.00 per share.

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

Current assets - cash	$ 8,491
Capital assets - website - Note 5	4,000
Current liabilities - accounts payable	(7,464)
- due to related parties	(16,894)
_____________
Net asset deficiency	$ (11,867)
____________

The comparative figures for the three and six months ended October 31, 2003 are those of Xten Networks.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 5

Note 5 Discontinued Operations

During the six months ended October 31, 2004, the Company disposed of its wholly owned subsidiary, Broad Scope Entertainment, Inc. ("Broad Scope") to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company. Broad Scope's business is an adult entertainment advertising website.

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
_____________
$ 8,524
____________

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Note 6 Related Party Transactions

During the six months ended October 31, 2004 and 2003, the Company was charged the following expenses by directors or by companies with directors in common:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003

Rent	$ -	$ 24,114	$ 15,334	$ 25,022
Wages, commissions and benefits	36,802	300,017	128,623	344,753
	_____________	_____________	_____________	_____________
	$ 36,802	$ 324,131	$ 143,957	$ 369,775
	____________	____________	____________	____________

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 6

Note 6 Related Party Transactions - cont'd)

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. These amounts are due to directors of the Company or to companies with directors in common with the Company.

Note 7 Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Included in the advances payable is $209,385 (April 30, 2004: $193,832) due to significant shareholders of the Company.

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

f) The Company issued 1,000,000 common shares pursuant to a private placement of 1,000,000 units at $1.00 per unit for cash proceeds of $1,000,000. Each unit consisted of one common share and one-half share purchase warrant. Each full share purchase warrant entitled the holder to purchase an additional common share at $2.00 per share to April 26, 2005.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 7

Note 8 Common Stock - (cont'd)

g) Included in the 18,000,000 common shares issued on the merger transaction with Xten Networks, Inc. are 210,000 common shares which will vest to consultants over the period from December 18, 2003 to December 31, 2004. If the consultants cease to provide services to the Company, the Company has the right to purchase the non-vested shares at $0.001 per share. At October 31, 2004, two consultants had ceased to provide services to the Company and therefore the Company has the right to purchase the non-vested shares.

h) The Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of share purchase warrants.

Commitments:

Stock-based Compensation Plan

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company's stock on the date of the grant. A summary of the status of the plan is as follows:

	Number	Weighted Average Exercise Price
Balance, April 30, 2004	-	-
Granted - Employees (1)	800,000	$1.50
Granted - Consultants (2)	100,000	$1.87
Granted - Employees (3)	350,000	$1.80
Granted - Consultants (4)	150,000	$1.58
Granted - Employees (5)	900,000	$1.58
	_____________	_____________
Balance, October 31, 2004	2,300,000	$1.60
	____________	____________

(1) At October 31, 2004, there were 800,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share. These options expire on May 31, 2009.

These share purchase options vest over four years at a rate of 200,000 per year beginning May 31, 2005 and ending May 31, 2008.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 8

Note 8 Common Stock - (cont'd)

Commitments: - (cont'd)

(2) At October 31, 2004, there were 100,000 consultants share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At October 31, 2004, 20,000 of these share purchase options had vested with the balance vesting as follows: 20,000 on December 31, 2004, 20,000 on June 30, 2005, 20,000 on December 31, 2005, and 20,000 on June 30, 2006. The Company recorded a stock-based compensation charge of $27,667 to October 31, 2004 in respect to these options.

(3) At October 31, 2004, there were 350,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.80 per share. These options expire on August 13, 2009.

These share purchase options vest over four years at a rate of 87,500 per year beginning August 13, 2005 and ending August 13, 2008.

(4) At October 31, 2004, there were 150,000 consultants share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 25, 2009.

At October 31, 2004, 30,000 of these share purchase options had vested with the balance vesting as follows: 15,000 on December 31, 2004, 15,000 on March 31, 2005, 15,000 on June 30, 2005, 15,000 on September 30, 2005, 15,000 on December 31, 2005, 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company recorded a stock-based compensation charge of $25,200 to October 31, 2004 in respect to these options.

(5) At October 31, 2004, there were 900,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 26, 2009.

These share purchase options vest over four years at a rate of 225,000 per year beginning October 26, 2005 and ending October 26, 2008.

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 9

Note 8 Common Stock - (cont'd)

Commitments: - (cont'd)

As disclosed in Note 3(c), the Company does not record compensation expense on granting of stock options to employees. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees are as follows:

Six moths ended October 31, 2004
Net loss for the period as reported	$ (409,150)
Stock-based compensation	(72,288)
_____________
Pro forma loss for the period	$ (481,438)
____________
Pro forma basic and diluted loss per share	$ (0.01)
____________

The fair value of the share purchase options granted during the period was determined using the Black-Scholes model with the following assumptions:

Six months ended October 31, 2004
Risk free rate	2.00%
Dividend yield	0%
Weighted average expected volatility	50.1%
Weighted average expected option life	5 yrs

Six months ended October 31, 2004
Weighted average fair value	$ 0.73
Total options granted	2,300,000
Total fair value of options granted	$ 1,679,500

Xten Networks, Inc.
Notes to the Interim Consolidated Financial Statements
October 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 10

Note 9 Contingencies

(a) During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$8,203). On August 11, 2004, the parties in the above noted action participated in a settlement conference before the British Columbia Small Claims Court. During that settlement conference, the parties came to an agreement to settle the dispute. The Company has entered into a settlement agreement with JP Tech pursuant to which JP Tech has agreed to release the Company and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. The Company is in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement and has agreed to pay to JP Tech Cdn$6,000 (US$4,922) upon receipt by the Company of a full release.

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

Note 10 Segmented Information

Revenues by geographic segment are as follows:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2004

North America	$ 113,223	$ 73,719	$ 207,536	$ 209,241
Asia	30,971	-	356,316	-
Europe	505,900	42,295	528,900	50,895
South America	24,400	-	36,400	-
Other	2,870	-	35,363	74,900
	_____________	_____________	_____________	_____________
	$ 677,364	$ 116,014	$1,164,515	$ 335,036
	____________	____________	____________	____________

During the six months ended October 31, 2004, two customers accounted for 68.7% of revenues.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business of Xten Networks

We design, develop and market software, based upon the session initiation protocol (SIP), which is used to make or receive phone calls from a computer ( a "softphone") running the Windows 2000, Windows XP, Mac OS X or Linspire operating systems, or a personal digital assistant (PDA) running the Pocket PC operating system. Using our software, in conjunction with an IP telephony service, based upon SIP, people can make and receive calls to/from a telephone to any of these devices (PCs and PDAs).

We are a provider of high-quality SIP software for IP telephony (internet protocol telephony), which is a general term for the technologies that use the internet protocol's packet-switched connections to exchange voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Using the internet, calls travel as packets of data on shared lines, avoiding the tolls of the PSTN.

On September 13, 2004, we launched eyeBeam V1.0, a video SIP softphone. eyeBeam supports open standards video utilizing SIP (session initiation protocol) and the H.263 video codec, which supports video transmissions that are television-like in their quality. This enables service providers to easily deliver high-quality videoconferencing via IP to their customers. The eyeBeam feature set includes an array of robust SIP telephony features offered in the award-winning X-PRO SIP softphone, including call transfer/forward, caller ID, and 10-point conferencing. eyeBeam enhances this feature set with the addition of acoustic echo cancellation, voice activity detection, adaptive jitter buffer and message waiting indicator. eyeBeam is also available as a software development kit that includes the following low-level APIs (application programming interfaces): Audio, Video, HTTP, STUN, SIP Stack, SIP Call Control, SDP, RTP, ICE and DNS. eyeBeam does not replace our current softphone products, X-PRO and X-Lite, but adds another product to our offerings. The next release of eyeBeam, V1.1, due before the end of 2004, will include Instant Messaging and Presence support.

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

Accordingly, the historical financial statements and financial information presented in this quarterly report prior to the merger are those of Xten Networks, Inc. (the private Nevada company).

Six months ended October 31, 2004 compared to six months ended October 31, 2003

The following presentation and discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the six months ended October 31, 2004 and of Xten Networks, Inc. (the private Nevada company) for the six months ended October 31, 2003.

	Six months ended October 31, 2004	Six months ended October 31, 2003
Sales	1,164,515	335,036
General and Administration	225,159	27,245
Consulting and Professional Fees	1,128,023	347,867
Travel and Promotion	151,906	10,240

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the six months ending October 31, 2004, we generated $1,164,515 in revenue compared to $335,036 for the six months ending October 31, 2003.

For the six months ending October 31, 2004, we generated $1,120,269 in software sales revenue compared to $224,264 for the six months ending October 31, 2003. This is an increase of $896,005 or 399.5% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small, medium and large IP telephony service providers, however, of our software sales revenue for the six months ended October 31, 2004, approximately 44.6%, or $500,000 came from one customer and 26.8%, or $300,000 came from another customer. The larger of the two customers (calculated by software sales revenues), Neotel Networks Ltd., purchased a private label, unlimited license to our eyeBeam SDK (software development kit). The second largest customer, Deutsche Telekom, AG, T-Com, purchased a private label, unlimited license to our X-PRO SDK (software development kit). Under the terms of our agreement, neither Neotel Networks nor Deutsche Telekom, AG, T-Com are required to display any Xten trademarks due to the fact that they purchased a private label version of our SDKs. We will provide basic support, which includes product bug-fixes and timely email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Product upgrades are separate from bug-fixes and include new or enhanced product features.

For the six months ending October 31, 2004, we generated $44,246 in consulting fees revenue compared to $110,772 for the six months ending October 31, 2003. This is a decrease of $66,526 or 60.1% from the same period last year. The significant decrease in consulting fees revenue for the six months ended October 31, 2004 is due to the fact that during the period in 2003 there was a one-time consulting fee of $88,332 attributable to certain consulting services performed by us, which we do not foresee recurring. After taking this one-time consulting fee into account, for the six months ending October 31, 2004, we generated $44,246 in consulting fees revenue compared to $22,440 for the six months ending October 31, 2003.

Total expenses for the six months ended October 31 2004 were $1,562,447 compared to $389,940 for the previous six months ended October 31, 2003.

General and administration fees for the six months ended October 31, 2004 were $225,159 compared to $27,245 for the six months ended October 31, 2003. This is an increase of $197,914 or 726.4% from the same period last year. The significant increase in general and administration fees expense was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products.

Consulting and professional fees for the six months ended October 31, 2004 were $1,128,023 compared to $347,867 for the six months ended October 31, 2003. This is an increase of $780,156 or 224.3% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting and professional fees expense was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products.

Travel and promotion expenses for the six months ended October 31, 2004 were $151,906 compared to $10,240 for the six months ended October 31, 2003. This is an increase of $141,666 or 1,383.5% from the same period last year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Three months ended October 31, 2004 compared to three months ended October 31, 2003

The following presentation and discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the three months ended October 31, 2004 and of Xten Networks, Inc. (the private Nevada company) for the three months ended October 31, 2003.

	Three months ended October 31, 2004	Three months ended October 31, 2003
Sales	677,364	116,014
General and Administration	138,314	13,795
Consulting and Professional Fees	628,154	121,723
Travel and Promotion	90,062	4,345

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ending October 31, 2004, we generated $677,364 in revenue compared to $116,014 for the three months ending October 31, 2003.

For the three months ending October 31, 2004, we generated $653,618 in software sales revenue compared to $102,534 for the three months ending October 31, 2003. This is an increase of $551,084 or 537.5% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers, however, approximately 76.5%, or $500,000, of our software sales revenue came from one customer. The customer, Neotel Networks Ltd., purchased a private label, unlimited license to our eyeBeam SDK (software development kit). Under the terms of our agreement, Neotel Networks is not required to display any Xten trademarks due to the fact that they purchased a private label version of the eyeBeam SDK. We will provide basic support, which includes product bug-fixes and timely email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Product upgrades are separate from bug-fixes and include new or enhanced product features.

For the three months ending October 31, 2004, we generated $23,746 in consulting fees revenue compared to $13,480 for the three months ending October 31, 2003. This is an increase of $10,266 or 76.2% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2004, there was an increase in software sales, which directly affected consulting fees.

Total expenses for the three months ended October 31 2004 were $875,639 compared to $141,952 for the previous three months ended October 31, 2003.

General and administration fees for the three months ended October 31, 2004 were $138,314 compared to $13,795 for the three months ended October 31, 2003. This is an increase of $124,519 or 902.6% from the same period last year. The significant increase in general and administration fees expense was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products.

Consulting and professional fees for the three months ended October 31, 2004 were $628,154 compared to $121,723 for the three months ended October 31, 2003. This is an increase of $506,431 or 416.1% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting and professional fees expense was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products.

Travel and promotion expenses for the three months ended October 31, 2004 were $90,062 compared to $4,345 for the three months ended October 31, 2003. This is an increase of $85,717 or 1,972.8% from the same period last year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Subsequent Events

On November 8, 2004, we received full-payment from Neotel Networks, Ltd., against their accounts receivable of $500,000 recorded on our balance sheet as at October 31, 2004.

Liquidity and Capital Resources

The following discussion relates to our interim financial statements.

During the six months ended October 31, 2004, we incurred a net loss of $389,408.

Net cash used in operating activities for the six months ended October 31, 2004 was $601,279. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities and sales of our IP telephony software products. Accounts payable and accrued liabilities are watched particularly closely.

Financing activities during the six months ended October 31, 2004, included an increase in advances payable of $15,553, and a decrease in due to related parties of $64,635 in respect to payment to those related parties. On October 13, 2004 we received $1,000,000 in proceeds from the exercise of outstanding share purchase warrants.

Net cash used during the six months ended October 31, 2004, in investing activities was primarily for the purchase of capital assets totalling $196,718. These capital assets consisted primarily of $75,000 paid to UB Video Inc. as a license fee for UB Video's H.263 standard video codec which has been integrated into our latest product offering eyeBeam; and $70,000 paid to Numerical Information as a license fee for unlimited use of acoustic echo cancellation software which has been integrated into some of our Windows and Mac OS X IP telephony software products; and $10,000 to VoiceAge Corporation as a license fee for the EVRC (enhanced variable rate audio codec) which has been integrated into some of our Windows IP telephony software products.

The net increase in cash during the six months ended October 31, 2004 was $154,310, leaving us with a cash balance at October 31, 2004 of $1,098,595. Our accounts receivable balance at October 31, 2004 was $607,402. However, on November 8, 2004 we received full-payment from Neotel Networks, Ltd., against their accounts receivable of $500,000 recorded on our balance sheet as at October 31, 2004.

Plan of Operation and Cash Requirements

During the period from August 1, 2004 through October 31, 2004, we increased our development staff from 14 person to 26 persons, and we will continue to increase our development staff during the period from November 1, 2004 through April 30, 2005. Therefore we anticipate that we will require $2,250,000 for the six months ended April 30, 2005 to continue to build-out market channels, support customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program. On October 13, 2004, we received proceeds of $1,000,000 from the exercise of certain outstanding share purchase warrants.

We anticipate that we will expend approximately $350,000 in salaries, not including salaries for those employees and consultants involved in sales, marketing, research, development, and investor relations; $450,000 on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing; $1,200,000 on research and development activities including the salaries for employees and consultants involved in research and development; and $250,000 in general and administrative expenses.

We may require additional debt or equity financing for our operations, which may not be readily available. This raises substantial doubt about our ability to continue as a going concern. However, management of our company believes that even though we currently have limited cash resources and liquidity, the funds available at October 31, 2004 combined with the collection of accounts receivables, anticipated revenues to be generated from the sales of our IP telephony software products, and the potential capital to be raised in current and future private placements, will allow our company to continue as a going concern.

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

Revenue Recognition

We receive revenues consisting of software sales and consulting fees. We recognize revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. We provide a one year warranty on software products. Management has set up a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. Management has also set up deferred revenue on software sales, which defers a portion of all software sales greater than $10,000 to compensate for the cost of providing support services to customers. We recognize this deferred revenue evenly over a twelve-month period from the date of the sale. We will review these policies annually.

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

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We may require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $2,250,000 to carry out our business plan in the year ended April 30, 2005. As of October 31, 2004, we have raised $2,000,000 and have a cash balance of $1,098,595 and an accounts receivable balance of $607,402, of which $500,000 was received on November 8, 2004, representing full-payment against an outstanding accounts receivable account. Management believes it will collect on all if not a significant portion of our accounts receivables and anticipates additional revenues to be generated from the sales of our IP telephony software products, but we may require an additional $750,000 to satisfy our cash requirements for the balance of the year ended April 30, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names www.xten.com and www.xten.net, and making application to register the trademarks XTEN and EYEBEAM, we have not taken any action to protect our proprietary technology. If any of our competitors, copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including X-PRO, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.NET, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the year ended April 30, 2004, we sold software to a customer for $41,295. The customer has filed a misrepresentation claim against our company in the amount of Cdn$10,000 (US$7,288). On August 11, 2004, the parties in the above noted action participated in a settlement conference before the Honourable Judge Yee of the British Columbia Small Claims Court. During that settlement conference, the parties came to an agreement to settle the dispute. We have entered into a settlement agreement with JP Tech pursuant to which JP Tech has agreed, inter alia, to release us and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. We are in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement and has agreed to pay to JP Tech Cdn$6,000 (US$4,922) upon receipt by us of a full release which has been agreed to by JP Tech at the settlement conference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2004, we issued an aggregate of 500,000 shares of our common stock at a price of $2.00 per share to one investor on exercise of outstanding warrants. We relied on Regulation S and/or Section 4(2) of the Securities Act of 1933. The investor was not a U.S. person as that term in defined in Regulation S and no sales efforts were conducted in the U.S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: December 3, 2004