Form 10QSB
period 2005-01-31
XTEN NETWORKS, INC
filed 2005-03-17
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  37,638,462 common shares issued and outstanding as of March 15, 2005

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

D/JLM/656572.3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Stated in US Dollars)

(Unaudited)

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2005 and April 30, 2004

(Stated in US Dollars)

(Unaudited)

	January 31, 2005	April 30, 2004
ASSETS
Current
Cash	$1,587,150	$944,285
Accounts receivable – Note 6	178,524	100,361
Prepaid expenses	54,663	13,671
Current assets of discontinued operations – Note 5	—	8,115
	1,820,337	1,066,432
Capital assets	259,036	64,786
Trademarks	670	335
Long-term assets of discontinued operations – Note 5	—	4,000
	$2,080,043	$1,135,553
LIABILITIES
Current
Accounts payable and accrued liabilities	$288,659	$31,156
Advances payable – Notes 4 and 7	228,892	226,727
Due to a related party – Notes 4 and 6	72,684	125,250
Unearned revenue and deposits	149,170	—
Warranty payable	43,793	—
Liabilities of discontinued operations – Note 5	—	18,915

	783,198	402,048
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value – Notes 8 and 12
415,384,500 shares authorized
37,638,462 shares issued (April 30, 2004: 37,138,462)	37,638	37,138
Additional paid-in capital	1,951,395	951,895
Contributed surplus – Note 8	77,967	—
Deficit	(733,763)	(255,528)
Accumulated other comprehensive loss	(36,392)	—
	1,296,845	733,505
	$2,080,043	$1,135,553

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended January 31, 2005	Three months ended January 31 2004	Nine months ended January 31, 2005	Nine months ended January 31, 2004
Revenues
Software sales	$838,163	$6,820	$1,958,432	$228,281
Consulting fees	90,445	4,017	134,691	117,592
	928,608	10,874	2,093,123	345,873
Expenses
Amortization	30,425	2,423	71,363	7,269
Bad debts (recovery)	(6,140)	30,125	1,660	30,125
Computer expenses	2,792	3,634	5,079	3,634
Consulting fees – Note 6	126,880	27,817	272,521	372,570
Foreign exchange loss	14,391	—	2,201	—
Gain on forgiveness of debt	(10,895)	—	(10,895)	—
Gain on disposal of capital assets	—	(17,461)	—	(17,461)
Licenses and permits	657	9,816	85,712	10,731
Loss on write-off of investment	—	5,000	—	5,000
Office and miscellaneous	35,545	9,450	87,873	13,186
Professional fees	14,810	6,547	64,559	8,422
Public relations	35,616	24,940	74,570	24,940
Rent – Note 6	33,726	5,047	69,657	15,140
Stock-based compensation	25,100	—	77,967	—
Telephone and internet	24,359	—	34,963	—
Travel and promotion	46,526	6,036	198,432	16,278
Wages, commissions and benefits – Note 6	620,661	—	1,500,427	—
Warranty expense	22,982	—	43,793	—
	1,017,435	113,374	2,579,882	489,834
Loss from continuing operations	(88,827)	(102,500)	(486,759)	(143,961)
Income from discontinued Operations
Gain on disposal of subsidiary – Note 5	—	—	8,524	—
Net loss for the period	(88,827)	(102,500)	(478,235)	(143,961)
Other comprehensive loss:
Foreign currency adjustments	(16,650)	—	(36,392)	—
Comprehensive loss	$(105,477)	$(102,536)	$(514,627)	$(143,961)
Basic and diluted loss per share – continuing Operations	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Basic and diluted income per share – discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	37,638,462	6,226,484	37,330,491	4,483,079

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2005 and 2004

(Stated in US Dollars)

 (Unaudited)

	2005	2004
Cash flows used in operating activities
Comprehensive loss from continuing operations	$(514,627)	$(143,961)
Items not involving cash:
Amortization	71,363	7,269
Gain on forgiveness of debt	(10,895)	—
Gain on disposal of capital assets	—	(17,461)
Loss on write-off of investment	—	5,000
Gain on disposal of subsidiary	(8,524)	—
Stock-based compensation	77,967	—
Changes in non-cash working capital items:
Accounts receivable	(78,163)	8,833
Prepaid expenses	(40,992)	(7,782)
Accounts payable and accrued liabilities	257,503	4,835
Unearned revenue and deposits	149,170	—
Warranty payable	43,793	—
	(53,405)	(143,267)
Cash flows from financing activities
Common stock issued	1,000,000	511
Advances payable	13,060	166,748
Increase (decrease) in due to a related party	(52,566)	9,352
	960,494	176,611
Cash flows used in investing activities
Purchase of investment	—	(5,000)
Purchase of capital assets	(265,613)	(46,189)
Proceeds from disposal of capital assets	—	36,295
Trademarks	(335)	—
	(265,948)	(14,894)
Increase in cash from continuing operations	641,141	18,450
Increase in cash from discontinued operations	1,724	—
Increase in cash during the period	642,865	18,450
Cash, beginning of the period	944,285	48,016
Cash, end of the period	$1,587,150	$66,466
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the period from April 30, 2003 to January 31, 2005

(Stated in US Dollars)

(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Contributed Surplus	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, April 30, 2003	3,570,600	$357	$—	$—	$(81,210)	$—	$(80,853)
Shares issued for cash - at $0.0001	5,429,400	543	—	—	—	—	543
Reverse acquisition	(9,000,000)	(900)	900	—	—	—	—
Outstanding shares prior to merger with Xten Networks, Inc.	18,138,462	18,138	(30,005)	—	—	—	(11,867)
Shares issued on merger with Xten Networks, Inc.	18,000,000	18,000	(18,000)	—	—	—	—
Shares issued for cash - at $1.00	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss for the year	—	—	—	—	(174,318)	—	(174,318)

Balance, April 30, 2004	37,138,462	37,138	951,895	—	(255,528)	—	733,505
Shares issued for cash on the exercise of warrants- at $2.00	500,000	500	999,500	—	—	—	1,000,000
Stock-based compensation	—	—	—	77,967	—	—	77,967
Net loss for the period	—	—	—	—	(478,235)	—	(478,235)
Other comprehensive loss for the period	—	—	—	—	—	(36,392)	(36,392)

Balance, January 31, 2005	37,638,462	$37,638	$1,951,395	$77,967	$(733,763)	$(36,392)	$1,296,845

The number of shares outstanding prior to the merger with Xten Networks, Inc. (formerly Broad Scope Acquisition) reflects the forward split and the share cancellation (Note 4). The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2004 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2004 annual financial statements.

Operating results for the quarter ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ended April 30, 2005.

Note 2	Nature and Continuance of Operations

Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.), (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company provides Voice over Internet Protocol software and related consulting services to customers in Canada, the United States of America and in other areas of the world.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2005, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $733,763 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3	Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Xten Networks R&D Inc., a company incorporated on May 10, 2004 in British Columbia, Canada. Comparative figures are those of Xten Networks (Note 4). All inter-company transactions and balances have been eliminated.

b)	Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one-year warranty on software products is provided by the Company. The Company has set up a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company has also set up deferred revenue on software sales, which defers a portion of all software sales greater than $10,000 to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

c)	Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 3

Note 3	Significant Accounting Policies – cont’d

d)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

The Company has adopted FAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Note 4	Business Combination

On April 26, 2004, the Company entered into an Agreement and Plan of Merger with Xten Networks and Broad Scope Acquisition Corp. (“Broad Scope Acquisition”). Broad Scope Acquisition, a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Nevada on April 2, 2004 for the purpose of completing a merger with Xten Networks. The merger was completed effective as of April 30, 2004. After the merger closed effective on April 30, 2004, Broad Scope Acquisition changed its name to Xten Networks, Inc.

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

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 4

Note 4	Business Combination – (cont’d)

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

In addition, certain creditors included in advances payable and due to related parties at January 31, 2005 have agreed to convert debt totalling $290,000 into 290,000 common shares of the Company at $1.00 per share.

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

Current assets – cash	$8,491
Capital assets – website – Note 5	4,000
Current liabilities – accounts payable	(7,464)
– due to related parties	(16,894)

Net asset deficiency	$(11,867)

The comparative figures for the three and nine months ended January 31, 2004 are those of Xten Networks.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 5

Note 5	Discontinued Operations

During the nine months ended January 31, 2005, the Company disposed of its wholly owned subsidiary, Broad Scope Entertainment, Inc. (“Broad Scope”) to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company. Broad Scope’s business is an adult entertainment advertising website.

At April 30, 2004, the assets and liabilities of Broad Scope included in the consolidated financial statements were as follows:

Cash	$8,115
Capital assets – website	$4,000
Accounts payable	$(2,021)
Due to related parties	$(16,894)

The gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$6,391
Capital assets	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)
$8,524

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Note 6	Related Party Transactions

During the three and nine months ended January 31, 2005 and 2004, the Company was charged the following expenses by directors or by companies with directors in common:

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Consulting	$—	$27,817	$—	$275,462
Rent	—	5,047	15,334	15,140
Wages, commissions and benefits	81,295	—	209,918	—
	$81,295	$32,864	$225,252	$290,602

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 6

Note 6	Related Party Transactions – (cont’d)

Included in accounts receivable at January 31, 2005 is $3,677 advanced to a director of the Company.

The amount due to a related party is unsecured, non-interest bearing and has no specific terms of repayment. This amount is due to a company with directors in common with the Company.

Note 7	Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment. Included in the advances payable is $206,892 (April 30, 2004: $193,832) due to significant shareholders of the Company.

Note 8	Common Stock – Note 12

a)

The Company issued 4,500,000 common shares at $0.002 per share for cash proceeds of $9,000. In accordance with SEC guidance on valuing shares in the first year prior to an Initial Public Offering (“IPO”), these shares were deemed to be issued at $0.15 per share, resulting in a $0.148 per share discount. The amount of discount of $666,000 was charged to operations during the year ended April 30, 2004.

b)

The Company issued 3,250,000 common shares at $0.01 per share for cash proceeds of $32,500. In accordance with SEC guidance on valuing shares in the first year prior to an IPO, these shares were deemed to be issued at $0.15 per share, resulting in a $0.14 per share discount. The amount of discount of $455,000 was charged to operations during the year ended April 30, 2004.

c)	The Company issued 25,000 common shares as consideration for legal services rendered. The shares were valued at the Company’s IPO price of $0.15 per share.

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

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 7

Note 8	Common Stock – Note 12 – (cont’d)

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

Commitments:

Stock-based Compensation Plan

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company’s stock on the date of the grant. A summary of the status of the plan is as follows:

	Number	Weighted Average Exercise Price
Balance, April 30, 2004	—	—
Granted – Employees (1)	800,000	$1.50
Granted – Consultants (2)	100,000	$1.87
Granted – Employees (3)	350,000	$1.80
Granted – Consultants (4)	150,000	$1.58
Granted – Employees (5)	900,000	$1.58
Granted – Employees (6)	495,000	$1.06
Granted – Employees (7)	60,000	$1.15
Granted – Employees (8)	115,000	$1.10
Balance, January 31, 2005	2,970,000	$1.48

(1)

At January 31, 2005, there were 800,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share. These options expire on May 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on May 31, 2005 and the remaining 75% vesting 1/36th each month until May 31, 2008.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 8

Note 8	Common Stock – Note 12 – (cont’d)

Commitments: - (cont’d)

(2)

At January 31, 2005, there were 100,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At January 31, 2005, 40,000 of these share purchase options had vested with the balance vesting as follows: 20,000 on June 30, 2005, 20,000 on December 31, 2005 and 20,000 on June 30, 2006. The Company has recorded a stock-based compensation charge of $35,967 for the nine months ended January 31, 2005 in respect to these options.

(3)

At January 31, 2005, there were 350,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.80 per share. These options expire on August 13, 2009.

These share purchase options vest over four years with 25% of the options vesting on August 13, 2005 and the remaining 75% vesting 1/36th each month until August 13, 2008.

(4)

At January 31, 2005, there were 150,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At January 31, 2005, 45,000 of these share purchase options had vested with the balance vesting as follows: 15,000 on March 31, 2005, 15,000 on June 30, 2005, 15,000 on September 30, 2005, 15,000 on December 31, 2005, 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $42,000 for the nine months ended January 31, 2005 in respect to these options.

(5)

At January 31, 2005, there were 900,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 26, 2009.

These share purchase options vest over four years with 25% of the options vesting on October 26, 2005 and the remaining 75% vesting 1/36th each month until October 26, 2008.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 9

Note 8	Common Stock – Note 12 – (cont’d)

Commitments: - (cont’d)

(6)

At January 31, 2005, there were 495,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on December 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on December 31, 2005 and the remaining 75% vesting 1/36th each month until December 31, 2008.

(7)

At January 13, 2005, there were 60,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.15 per share. These options expire on January 13, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 13, 2006 and the remaining 75% vesting 1/36th each month until January 13, 2009.

(8)

At January 31, 2005, there were 115,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.10 per share. These options expire on January 31, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 31, 2006 and the remaining 75% vesting 1/36th each month until January 31, 2009.

As disclosed in Note 3(c), the Company does not record compensation expense on granting of stock options to employees. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees are as follows:

Nine months ended January 31, 2005
Comprehensive loss for the period as reported	$(514,627)
Stock-based compensation	(167,895)
Pro forma loss for the period	$(682,522)
Pro forma basic and diluted loss per share	$(0.02)

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 10

Note 8	Common Stock – Note 12 – (cont’d)

Commitments: - (cont’d)

The fair value of the share purchase options granted during the period was determined using the Black-Scholes model with the following assumptions:

	Nine months ended January 31, 2005
Risk free rate	2.00%
Dividend yield	0%
Weighted average expected volatility	53.8%
Weighted average expected option life	5	yrs
Weighted average fair value	$0.70
Total options granted	2,970,000
Total fair value of options granted	$2,088,500

Note 9	Contingencies – Note 12

a)

During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$8,057). On August 11, 2004, the parties in the above noted action participated in a settlement conference before the British Columbia Small Claims Court. During that settlement conference, the parties came to an agreement to settle the dispute. The Company has entered into a settlement agreement with JP Tech pursuant to which JP Tech has agreed to release the Company and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. The Company is in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement and has agreed to pay to JP Tech Cdn$6,000 (US$4,834) upon receipt by the Company of a full release.

b)

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

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 11

Note 10	Segmented Information

Revenues by geographic segment are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
North America	$697,133	$6,674	$904,901	$215,948
Asia	72,200	3,000	428,576	3,000
Europe	159,275	—	688,175	50,825
South America	—	1,200	36,400	1,200
Other	—	—	35,071	74,900
	$928,608	$10,874	$2,093,123	$345,873

During the nine months ended January 31, 2005, four customers accounted for 74.5 % of software sales.

Note 11	Lease Commitment

On November 12, 2004, the Company entered into a two-year lease for office premises beginning January 1, 2005. Monthly rent payments are CDN$8,246 for the term of the lease.

Note 12	Subsequent Events

a)

On February 1, 2005, a consultant advised the Company it was owed Cdn$100,337 (US$80,839) for termination of a client services agreement without proper notice. The consultant has demanded an arbitration be held to settle its claim. The Company believes the consultant breached the client services agreement by failing to meet material terms contained in the agreement and consequently the Company believes that it will be successful in any defence of this claim. The amount or terms of any settlement of this claim cannot be reasonably estimated at this time.

b)

On February 7, 2005, there were 380,000 employee share purchase options granted entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on February 7, 2010.

These share purchase options vest over four years with 25% of the options vesting on February 7, 2006 and the remaining 75% vesting 1/36th each month until February 7, 2009.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 12

Note 12	Subsequent Events – Notes 8 and 9 – (cont’d)

c)

On February 14, 2005, the Company received correspondence from Xtend Communications Corporation (“XCC”) alleging that the Company’s use of the trademark “XTEN” infringes upon XCC’s registered trademarks. XCC, through counsel, has demanded that the Company cease all use, promotion or advertisement of any trademarks it deems to be confusingly similar to XCC’s registered trademarks, including the use of the “XTEN” trademark. XCC has proposed a licence agreement that would require payment of 1% of the Company’s annual revenue to XCC and would include certain branding limitations. The Company has engaged experienced intellectual property litigation counsel. The amount or terms of any settlement of this claim cannot be reasonably estimated at this time.

d)

On February 22, 2005, there were 175,000 consultants share purchase options granted entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

These share purchase options vest 35,000 on grant with the balance vesting as follows: 17,500 on March 31, 2005, 17,500 on June 30, 2005, 17,500 on September 30, 2005, 17,500 on December 31, 2005, 17,500 on March 31, 2006, 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Xten” mean Xten Networks, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Overview of Corporate History

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

Business of Xten Networks

We design, develop and market software, based upon the session initiation protocol (SIP), which is used to make or receive phone calls from a computer ( a “softphone”) running the Windows 2000, Windows XP, Mac OS X or Linux operating systems, or a personal digital assistant (PDA) running the Pocket PC operating system. Using our software, in conjunction with an IP telephony service, based upon SIP, people can make and receive calls to or from a telephone to any of these devices (PCs and PDAs).

We are a provider of high-quality SIP software for IP telephony (internet protocol telephony), which is a general term for the technologies that use the internet protocol’s packet-switched connections to exchange voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Using the internet, calls travel as packets of data on shared lines, avoiding the tolls of the PSTN.

On September 13, 2004, we launched eyeBeam V1.0, a video SIP softphone. eyeBeam supports open standards video utilizing SIP (session initiation protocol) and the H.263 video codec, which supports video transmissions that are television-like in their quality. This enables service providers to easily deliver high-quality videoconferencing via IP to their customers. The eyeBeam feature set includes an array of robust SIP telephony features offered in the award-winning X-PRO SIP softphone, including call transfer/forward, caller identification, and 10-point conferencing. eyeBeam enhances this feature set with the addition of acoustic echo cancellation, voice activity detection, adaptive jitter buffer and message waiting indicator. eyeBeam is also available as a software development kit that includes the following low-level APIs (application programming interfaces): Audio, Video, HTTP, STUN, SIP Stack, SIP Call Control, SDP, RTP, ICE and DNS. On December 24, 2004, we launched eyeBeam V1.1 which added instant messaging and presence support. On January 5, 2005, eyeBeam received INTERNET TELEPHONY Magazine’s “Product of the Year” Award for 2004.

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

Three months ended January 31, 2005 compared to three months ended January 31, 2004

The following presentation and discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the three months ended January 31, 2005 and of Xten Networks, Inc. (the private Nevada company) for the three months ended January 31, 2004.

	Three months ended January 31, 2005	Three months ended January 31, 2004
Sales	$928,608	$10,874
General and Administration	$208,558	$72,974
Consulting and Professional Fees	$762,351	$34,364
Travel and Promotion	$46,526	$6,036

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ending January 31, 2005, we generated $928,608 in revenue compared to $10,874 for the three months ending January 31, 2004.

For the three months ending January 31, 2005, we generated $838,163 in software sales revenue compared to $6,820 for the three months ending January 31, 2004. This is an increase of $831,343 or 12,190% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers. However, the following customers purchased unlimited licenses to our software and represent material customers: Belkin Corporation and Yahoo!. Under the terms of our agreements, neither Belkin nor Yahoo! are required to display any Xten trademarks due to the fact that they purchased a private label version of our software.

For the three months ending January 31, 2005, we generated $90,445 in consulting fees revenue compared to $4,017 for the three months ending January 31, 2004. This is an increase of $86,428 or 2,152% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2005, there was a significant increase in software sales, which directly affected consulting fees.

Total expenses for the three months ended January 31, 2005 were $1,017,435 compared to $113,374 for the previous three months ended January 31, 2004.

General and administration fees for the three months ended January 31, 2005 were $208,558 compared to $72,974 for the three months ended January 31, 2004. This is an increase of $135,584 or 186% from the same period last year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the three months ended January 31, 2005 were $762,351 compared to $34,364 for the three months ended January 31, 2004. This is an increase of $727,987 or 2,118% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Travel and promotion expenses for the three months ended January 31, 2005 were $46,526 compared to $6,036 for the three months ended January 31, 2004. This is an increase of $40,490 or 671% from the same period last year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Nine months ended January 31, 2005 compared to nine months ended January 31, 2004

The following presentation and discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the nine months ended January 31, 2005 and of Xten Networks, Inc. (the private Nevada company) for the nine months ended January 31, 2004.

	Nine months ended January 31, 2005	Nine months ended January 31, 2004
Sales	$2,093,123	$345,873
General and Administration	$543,943	$92,564
Consulting and Professional Fees	$1,837,507	$380,992
Travel and Promotion	$198,432	$16,278

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the nine months ending January 31, 2005, we generated $2,093,123 in revenue compared to $345,873 for the nine months ending January 31, 2004.

For the nine months ending January 31, 2005, we generated $1,958,432 in software sales revenue compared to $228,281 for the nine months ending January 31, 2004. This is an increase of $1,730,151 or 758% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium IP telephony service providers. However, the following customers purchased unlimited licenses to our software and represent material customers: Deutsche Telekom – AG – T-Com, Neotel Networks, Belkin and Yahoo!. Under the terms of our agreements, neither Deutsche Telekom – AG – T-Com, Neotel Networks, Belkin nor Yahoo! are required to display any Xten trademarks due to the fact that they purchased a private label version of our software.

For the nine months ending January 31, 2005, we generated $134,691 in consulting fees revenue compared to $117,592 for the nine months ending January 31, 2004. This is an increase of $17,099 or 14.5% from the same period last year. During the period in 2004 there was a one-time consulting fee of $88,332 attributable to certain consulting services performed by us, which we do not foresee recurring. After taking this one-time consulting fee into account, for the nine months ending January 31, 2005, we generated $134,691 in consulting fees revenue compared to $29,260 for the nine months ending January 31, 2004. This is an increase of $105,431 or 360% from the same period last year. The significant increase in consulting fees revenue consisted of fees paid to us by our numerous customers who required additional consulting services in addition to their software purchase.

Total expenses for the nine months ended January 31, 2005 were $2,579,882 compared to $489,834 for the previous nine months ended January 31, 2004.

General and administration expenses for the nine months ended January 31, 2005 were $543,943 compared to $92,564 for the nine months ended January 31, 2004. This is an increase of $451,379 or 488% from the same period last year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the nine months ended January 31, 2005 were $1,837,507 compared to $380,992 for the nine months ended January 31, 2004. This is an increase of $1,456,515 or 382% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Travel and promotion expenses for the nine months ended January 31, 2005 were $198,432 compared to $16,278 for the nine months ended January 31, 2004. This is an increase of $182,154 or 1,119% from the same period last year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Liquidity and Capital Resources

The following discussion relates to our interim consolidated financial statements.

During the nine months ended January 31, 2005, we incurred a net loss of $478,235.

Net cash used in operating activities for the nine months ended January 31, 2005 was $53,405. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities and sales of our IP telephony software products. Accounts payable and accrued liabilities are watched particularly closely.

Financing activities during the nine months ended January 31, 2005, included an increase in advances payable of $13,060, and a decrease in due to related parties of $52,566 in respect to payment to those related parties.

Net cash used during the nine months ended January 31, 2005, in investing activities was primarily for the purchase of capital assets totalling $265,613. These capital assets consisted primarily of $75,000 paid to UB Video Inc. as a license fee for UB Video’s H.263 standard video codec which has been integrated into our latest product offering eyeBeam; and $70,000 paid to Numerical Information as a license fee for unlimited use of acoustic echo cancellation software which has been integrated into some of our Windows and Mac OS X IP telephony software products; and $10,000 to VoiceAge Corporation as a license fee for the EVRC (enhanced variable rate audio codec) which has been integrated into some of our Windows IP telephony software products.

The net increase in cash during the nine months ended January 31, 2005 was $642,865, leaving us with a cash balance at January 31, 2005 of $1,587,150. Our accounts receivable balance at January 31, 2005 was $178,524.

Plan of Operation and Cash Requirements

During the period from November 1, 2004 through January 31, 2005, we did not have a material increase in our development staff. However, we expect to have an increase in both our development staff and our sales staff during the period from February 1, 2005 through April 30, 2005. Therefore we anticipate that we will require $1,250,000 for the three months ended April 30, 2005 to continue to build-out market channels, support customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program.

We anticipate that we will expend approximately $200,000 in salaries, not including salaries for those employees and consultants involved in sales, marketing, research, development, and investor relations; $225,000 on sales and marketing activities including the salaries for employees and consultants involved in sales and marketing; $700,000 on research and development activities including the salaries for employees and consultants involved in research and development; and $125,000 in general and administrative expenses.

We may require additional debt or equity financing for our operations, which may not be readily available. This raises substantial doubt about our ability to continue as a going concern. However, management of our company believes that even though we currently have limited cash resources and liquidity, the funds available at January 31, 2005 combined with the collection of accounts receivables, anticipated revenues to be generated from the sales of our IP telephony software products and consulting services, and the potential capital to be raised in current and future private placements, will allow our company to continue as a going concern.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor’s year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our functional and reporting currency is the United States of America dollar. These consolidated financial statements are remeasured to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the comprehensive income account in stockholders’ equity, if applicable. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable and due to related parties approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Stock-Based Compensation

We have elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We will require significant additional financing, the availability of which cannot be assured.

Our company has had negative cash flows from operations. Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We may require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We have estimated that we will require approximately $1,250,000 to carry out our business plan in the year ended April 30, 2005. As of January 31, 2005, we have raised $2,000,000 and have a cash balance of $1,587,150 and an accounts receivable balance of $178,524. Management believes it will collect on all if not a significant portion of our accounts receivables and anticipates additional revenues to be generated from the sales of our IP telephony software products and consulting services. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in the continued development of eyeBeam or encounter any unexpected technical or other difficulties;

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Some of our directors and officers will be located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against some of our directors or officers.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names www.xten.com and www.xten.net, and making application to register the trademarks XTEN and EYEBEAM, we have not taken any action to protect our proprietary technology. On February 14, 2005, we received correspondence from Xtend Communications Corporation (“XCC”) alleging that our use of our XTEN trademark infringes upon its registered trademarks. XCC, through counsel, has demanded that we cease all use, promotion, or advertisement of any marks it deems to be confusingly similar to XCC’s registered trademarks, including our use of the XTEN mark. XCC has, alternatively, proposed a license agreement that would require payment of 1% of our annual revenue to XCC, and would include certain branding limitations. We have engaged experienced intellectual property litigation counsel and we are currently evaluating our options. If any of our competitors, copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including X-PRO, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.NET, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 1, 2005, Goa Strategies Corporation sent us a letter advising that it takes the position that we owe it approximately CDN$100,337 for services provided under a Client Services Agreement dated August 20, 2004. Goa has demanded that an arbitration be held to settle its claim. We believe Goa fundamentally breached the Client Services Agreement by failing to meet its terms, including obtaining our approval for the personnel of Goa who were to provide services under the agreement. If this matter proceeds to arbitration, then we will be claiming that we do not owe Goa any money whatsoever as Goa failed to obtain our approval prior to rendering services to our company.

On February 14, 2005, we received correspondence from Xtend Communications Corporation (“XCC”) alleging that our use of our XTEN trademark infringes upon its registered trademarks. XCC, through counsel, has demanded that we cease all use, promotion, or advertisement of any marks it deems to be confusingly similar to XCC’s registered trademarks, including our use of the XTEN mark. XCC has, alternatively, proposed a license agreement that would require payment of 1% of our annual revenue to XCC, and would include certain branding limitations. We have engaged experienced intellectual property litigation counsel and we are currently evaluating our options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2004 we granted stock options to certain employees for the option to purchase an aggregate of 495,000 shares of our common stock at an exercise price of $1.06 per share, exercisable until December 31, 2009. The options are subject to vesting provisions as set forth in the stock option agreements dated December 31, 2004.

We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 13, 2005 we granted stock options to one employee for the option to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $1.15 per share, exercisable until January 13, 2010. The options are subject to vesting provisions as set forth in the stock option agreement dated January 13, 2005. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 31, 2005 we granted stock options to certain employees for the option to purchase an aggregate of 115,000 shares of our common stock at an exercise price of $1.10 per share, exercisable until January 31, 2010. The options are subject to vesting provisions as set forth in the stock option agreements dated January 31, 2005. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 7, 2005 we granted stock options to certain employees for the option to purchase an aggregate of 380,000 shares of our common stock at an exercise price of $1.06 per share, exercisable until February 7, 2010. The options are subject to vesting provisions as set forth in the stock option agreements dated February 7, 2005. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1    Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

3.2    Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed with the SEC on July 16, 2003)

3.3    Amended Bylaws (incorporated by reference from our Amended Registration Statement on Form SB-2/A filed with the SEC on September 3, 2003)

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

10.9	Form of Stock Option Agreement for October 24, 2004 grant of stock options with the following:

Robert Sparks

Sean O’Neil

10.10	Form of Stock Option Agreement for October 25, 2004 grant of stock options with Graeme Dollar.
10.11	Form of Stock Option Agreement for December 31, 2004 grant of stock options with the following:

Alexius Nazarevich

Clayton Blacker

Franki Hui

Gregory McGarry

Jihad Barhum

Kainian (Kenny) Bian

Lorne Reicher

Tiffany Dawn Zinck

Tim Painter

XueDong (James) Zhang

10.12	Form of Stock Option Agreement for January 13, 2005 grant of stock options with Milan Dimitijevic
10.13	Form of Stock Option Agreement for January 31, 2005 grant of stock options with the following:

Katayoun (Kate) Farrahi

Sylvain Marcotte

10.14	Form of Stock Option Agreement for February 7, 2005 grant of stock options with the following:

Adrian Avramescu

Bogdan Krakowski

Hin Leung (Nelson) Hung

Helge Brueggmann

Hesty Panoewiharjo

Yillin (Daniel) Shi

(14)	Code of Ethics

14.1  Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on July 29, 2004)

(21)	Subsidiaries of Xten Networks, Inc.

Xten Networks R&D Inc.

Ineen, Inc.

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

Date: March 17, 2005