Form 10KSB
period 2005-04-30
XTEN NETWORKS, INC
filed 2005-07-29
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2005

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [	] TO [	]

Commission file number  000-50346

XTEN NETWORKS, INC.
(Name of small business issuer in its charter)

Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320-5201 Great America Parkway Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  408.876.4346

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $3,122,877

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

26,688,062 shares of common stock @ $0.72 (1)=$19,215,405

(1) Average of the bid and asked prices on July 1, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

37,915,462 shares of common stock issued and outstanding as of July 1, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to our shares of common stock.

As used in this annual report, the terms “we”, “us” and “our” mean Xten Networks, Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003. Until we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company, the previous management, who resigned and were replaced as a result of the merger, were focused on operating an entertainment advertising website.

Effective April 30, 2004, we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company. Xten Networks (formerly Evove, Inc.) was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

Our Current Business

We design, develop and market software, based upon session initiation protocol (SIP), which is used to make or receive phone calls from a computer (or softphone) running the Windows 2000, Windows XP, Mac OS X or Linux operating systems, or a personal digital assistant (PDA) running the Windows Mobile Pocket PC operating system. Using our software, in conjunction with an internet protocol (IP) telephony service, based upon session initiation protocol (SIP), people can make and receive calls to or from a telephone to any of these devices (personal computers and personal digital assistants).

We are a provider of high-quality session initiation protocol (SIP) software for IP telephony (otherwise known as Voice-over-IP or VoIP), which is a general term for the technologies that use the internet protocol’s packet-switched connections to exchange voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Using the internet, calls travel as packets of data on shared lines, avoiding the tolls of the public switched telephone network (PSTN).

On September 13, 2004, we launched version 1.0 of our fourth and most recent IP telephony product, eyeBeam, a video session initiation protocol (SIP) softphone. eyeBeam supports open standards video utilizing session initiation protocol (SIP) and the H.263 video codec, which supports video transmissions that are television-like in their quality. This enables service providers to easily deliver high-quality videoconferencing via IP to their customers. The eyeBeam feature set includes an array of robust session initiation protocol (SIP) telephony features offered in our award-winning X-PRO SIP softphone, including call transfer/forward, caller identification, and 10-point conferencing. eyeBeam enhances this feature set with the addition of acoustic echo cancellation, voice activity detection, adaptive jitter buffer and message waiting indicator. eyeBeam is also available as a software development kit that includes the following low-level APIs (application programming interfaces): Audio, Video, HTTP, STUN, SIP Stack, SIP Call Control, SDP, RTP, ICE and DNS. On December 24, 2004, we launched version 1.1 of eyeBeam, which added instant messaging (IM) and presence support.

Award Winning Technology

In January, eyeBeam received INTERNET TELEPHONY Magazine’s “Product of the Year” Award for 2004 and Technology Marketing Corporation’s Customer Inter@ction Solutions® magazine named our LiveEye XCAP (XML Configuration Access Protocol) server as a recipient of a “2004 Product of the Year” Award. In May, Technology Marketing Corporation’s Communications Solutions magazine online named our eyeBeam Software Development Kit (SDK) as a recipient of a 2004 Product of the Year Award. In June, Technology Marketing Corporation's TMC Labs division named the Xten Pocket PC SIP Softphone as a 2005 Innovation Award winner from INTERNET TELEPHONY magazine.

Sales and Marketing

Primarily we focus on selling our IP telephony software to companies which provide IP telephony services to end users and enterprises. These companies include telephone companies, cable companies and IP telephony service providers (ITSPs). We also market our IP telephony software in conjunction with IP telephony services provided by our customers, the telephone companies, cable companies and IP telephony service providers (ITSPs), to original equipment manufacturers (OEMs), in the form of a bundled software/service offering. We also market our IP telephony software directly to end users and enterprises through our website located at http://www.xten.com.

Through deployments with leading service providers, our technology is deployed in more than 5,400,000 IP endpoints worldwide.

We have a global customer-base of over 120 customers in more than 30 countries, comprised mainly of telephone companies, IP telephony service providers (ITSPs) and original equipment manufacturers (OEMs), including among others, Vonage Corporation, “the broadband telephone company”, Deutsche Telekom, Yahoo!, Lucent, Earthlink, Portugal Telecom, Belkin Corporation and Yak Communications.

Sales Channel

Our software products are predominately sold on a per-license basis to telephone companies, cable companies, IP telephony service providers (ITSPs) and original equipment manufacturers (OEMs). In addition to software license revenues, we also provide, for a fee, professional services to assist our customers in designing, deploying and implementing their solutions and post-sales support services.

Our software products are available either co-branded or private labelled. When co-branded or private label versions are provided to our customers, we then work with each customer to streamline the process of delivering our software to their end users. This includes such things as pre-configuring the information required to connect to the customer’s network and enabling or disabling certain features of X-Lite, X-PRO, SIP Software for Windows Mobile Pocket PC and eyeBeam, as described below.

Co-Branded Sales

Co-branding of our products means that the user interface (the part of the software application that displays on the computer screen for the end user to see) remains as is, but the customer’s logo is also placed on the user interface.

Private Labelled Sales

Private labelling of our products means that the customer can change any and all features of the user interface and can remove all mention of Xten Networks from the user interface.

Original Equipment Manufacturers Sales

Original equipment manufacturers (OEMs) sales include sales of our products either stand-alone (on their own without an IP telephony service) or in combination with an IP telephony service. For example, a special version of X-Lite was OEM-bundled as a stand-alone software application with the Linspire operating system.

Our products are marketed through the following means: advertising on our web site; co-marketing with our partners, suppliers and customers; industry trade shows; developer conferences; and one-to-one marketing. We have made strides to build-out our market channels, support our customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program.

End-User Sales

We sell our software products directly to end users from our website as each computer requires a single license. X-Lite is available at no cost to end users and eyeBeam, which is available with audio, video, instant messaging and presence or audio-only (as a replacement for our previous X-PRO offering) and our SIP Softphone for Windows Mobile Pocket PC are sold to end users based on the following manufacturer’s suggested list prices:

eyeBeam for Windows & Mac OS X
Number of Licenses	Unit Price
1	$60
2 – 9	$40
10 – 49	$35
50 – 99	$30
100 – 299	$25

eyeBeam (Audio-only) for Windows & Mac OS X
Number of Licenses	Unit Price
1	$30
2 – 9	$20
10 – 49	$17
50 – 99	$15
100 – 299	$13

SIP Softphone for Windows Mobile Pocket PC
Number of Licenses	Unit Price
1	$29.95

Technology

Our entry level software product is called X-Lite. X-Lite is provided at no cost to end users and allows end users to connect their computer to an IP telephony service to make and receive phone calls. X-Lite can connect to one IP telephony service, it has 3 lines, and provides hold and mute functionality.

X-PRO was previously sold to end users at a retail price of $50 for a single end user license. It provided all of the features found in X-Lite along with many additional features. X-PRO is currently sold through preferred development partners who are authorized by our company to deliver X-PRO, along with any required customizations, to customers in their region.

eyeBeam, our latest product, is sold through two channels, our sales channel and from our web site at www.xten.com. It is available co-branded or private labelled, and either (a) audio-only, (b) audio plus video, or (c) audio plus video with instant messaging and presence.

Partners’ Interoperability Certification

Our products have been certified to interoperate with offerings from some of the largest softswitch vendors, including BroadSoft, Sylantro Systems Corporation and Syndeo Corporation. Interoperate is the ability of multi-vendor solutions to work together using a common set of protocols. Softswitch is the generic name for a new approach to telephony switching that has the potential to address all the shortcomings of traditional local-exchange switches. The softswitch is where all the service intelligence resides for the delivery of local telephone services. Softswitch technology solutions can lower the cost of local-exchange switching, present the means to create differentiated local telephony services, and ease the migration of networks to support packet voice end-to-end. Packetized voice involves the digitizing, compressing, and dividing of voice into packets. These packets can then be sent from the sender, via various routes, to the receiver, whereupon they are reassembled.

Interoperability certification of our products by these and other softswitch vendors allows softswitch vendors to offer our products to their customers when they are asked to provide a softphone or IP telephony software application.

Intellectual Property

Other than third-party codecs (compression/decompression software used by us in our products for compressing and decompressing the audio/voice and video data packets) and some special function libraries, which are either open-source or licensed from third parties, we own 100% of the source code for eyeBeam, SIP Softphone for Windows Mobile Pocket PC, X-PRO and X-Lite and have registered the domain names, www.xten.com, www.xten.net, www.sipindex.com, www.voipmobility.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info.

We rely on trade secrets and trademarks to protect our intellectual property. We have applied to register the following trademark with the United States Patent and Trademark Office; eyeBeamTM (serial no. 78437052) and have terminated our application to register the following trademark with the United States Patent and Trademark Office; Xten (serial no. 78379152). The reason we terminated our application is that on February 14, 2005, we received correspondence from Xtend Communications Corporation alleging that our use of our XTEN trademark infringes upon its registered trademarks. Xtend demanded that we cease all use, promotion, or advertisement of any marks it deems to be confusingly similar to Xtend’s registered trademarks, including our use of the XTEN mark. On

April 18, 2005, Xtend commenced a lawsuit in the United States District Court for Southern District of New York (Civil Number 05CV3930 (SHS)) alleging that our trademark infringed upon Xtend’s registered trademarks. On June 29, 2005, we entered into a settlement agreement and release whereby we agreed to cease using the XTEN trademark by September 29, 2005 in consideration of Xtend ceasing its lawsuit and releasing us from any further claims. We, in contemplation of this change, have developed a brand and identity consistent with our strategy, product and customers. We believe that this identity will better reflect the business of our company and allow us to continue to differentiate ourselves in the industry, providing additional momentum as we further roll out our business plan. We will launch this identity on or before September 29th.

We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We do not have and, at present, do not intend to apply for patents on any of our products.

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

Development

Up to April 30, 2004, all development of our product was sub-contracted. We had an agreement effective as of December 1, 2002, with Xten Networks (Canada) Inc., a private British Columbia corporation owned 50% by Mark Bruk and 50% by Erik Lagerway. Xten Networks (Canada) Inc. developed software for us at cost, plus 5% and retained no right, title or interest in the intellectual property it has developed. We are the owner of all right, title and interest in and to all intellectual property, know-how, trademarks and copyrights.

We have incorporated a wholly-owned Canadian subsidiary, Xten Networks R&D Inc., which oversees the development and support of our products. This subsidiary employs the original development/support team which was contracted by Xten Networks (Canada) Inc. and it now employs 27 people.

We spent $2,647,693 and $517,876 on consulting fees and wages, primarily for research and development activities during the fiscal years ended April 30, 2005 and 2004.

We will continue research and development on the following products:

- eyeBeam and SIP Softphone for Windows Mobile Pocket PC; and

- OS Specific Releases of eyeBeam, X-PRO and X-Lite.

Currently our product suite supports the following operating systems: Windows (2000/XP), Windows Mobile Pocket PC, Mac OS X, and Linux.

After Sales Service

Primarily, we sell our software on an as is and with all faults basis, where we are not required to update the software, provide any support nor are we responsible for failure of our software to work on your computer network. We, however, provide basic support for our non-end user customers, including product bug-fixes (otherwise known as updates) and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. For additional fees, we provide professional services, which includes assisting our customers in designing, deploying and implementing their solutions, along with extended support, which includes product upgrades and telephone support, which can be provided on a 9:00am to 5:00pm, Monday to Friday basis or 24/7/52 (24 hours per day, 7 days per week, 52 weeks per year). Product upgrades are separate from bug-fixes and include new or enhanced product features. We currently maintain a support forum on the Internet at http://support.xten.net and product user manuals are available online at http://www.xten.com.

Warranty

We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of one year from the date of sale to cover defects in workmanship.

Competition

There are estimated to be as many as 80 softphone developers in the World today. However, we believe we have six direct and indirect competitors in the VoIP and IP telephony industry. These competitors vary according to the VoIP signaling protocol they support; the operating systems they support; the price per softphone unit; the target market for their softphones; and, their status as direct or indirect competitors to us.

Our competitors, therefore, generally vary according to which protocols they support, such as SIP, H.323, MGCP/MEGACO, their own proprietary protocol, or even emerging protocols. The most commonly used protocols used to implement and control VoIP calls are SIP, H.323 and MGCP/MEGACO.

In addition to specific operating systems they are compatible with, softphones also vary according to their price per unit, whether their target market is broadband phone service providers, enterprises or end users, and whether they are direct or indirect competitors to us.

The following describes some of our competitors:

Competitor	Protocols Supported	Operating Systems Supported	Target Market	Competitor Status
SJ Labs	SIP& H.323	Windows 95/98/ME/NT4/2000/XP; WinCE; Linux & Mac OS X	Broadband Phone Service Providers	Direct
Eyeball	Proprietary/SIP	Windows, Linux, PocketPC, uCLinux, WinCE, ITRON and VxWorks	Mixed	Direct
eStara	SIP	Windows 95/98/ME/NT4/2000/XP	Enterprise; Broadband Phone Service Providers	Indirect
Pingtel	SIP	Windows 95/98/ME/NT4/2000/XP	Softphone and IP PBX developers	Indirect
Skype	Proprietary	Windows 95/98/ME/NT4/2000/XP; WinCE	End Users	Indirect
Microsoft	Proprietary/SIP	Windows 95/98/ME/NT4/2000/XP; WinCE	End Users	Indirect

Audio and Video Codecs

Our softphones are integrated with audio codecs (compression/decompression software for audio), which are provided by third-parties either as free open source software or under license. Currently, we provide the following free open source audio codecs: G.711u, G.711a, iLBC, SPX and GSM. We also provide G.729a audio codec, which we have licensed through SIPRO Lab Telecom. We pay a per-registration license fee on all softphones we sell that incorporate the G.729a audio codec. The license fees are based upon volume discounts and range from $0.27 to $1.17 per registration.

We have recently added another audio codec, EVRC, which we have licensed through VoiceAge Corporation and we will be offering this codec in an upcoming release of eyeBeam. At this time, this audio codec does not have per-registration fees.

Our new soft-videophones are integrated with video codecs. Initially we are offering the H.263 video codec, which we have licensed from UB Video Incorporated, and we will also be offering the H.264 video codec, which we will license from either UB Video or another H.264 video codec provider. The H.263 video codec does not have pre-registration fees, however, the H.264 video codec does have per-registration fees, which will be licensed through MPEG LA, LLC. At this time, we have not received the per-registration license fee agreement from MPEG LA.

Governmental Approvals

We are not aware of any government approvals required in connection with the operation of our business and the sale of our products.

Employees

As of July 1, 2005, we employed 39 people full time, 7 of who are engaged in marketing and sales, 27 in research, development and support, and five in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

We intend to hire a chief financial officer, a number of senior salespeople, senior engineers/developers, additional sales support staff and other administrative staff.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

Since inception, our company has had negative cash flows from operations. Our business plan calls for continued development of our products and expanding our position in the market. We may require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We do not have any arrangement for financing. We will depend on a mix of revenues and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

We are authorized to issue 415,384,500 shares of common stock. Our board of directors have the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We face larger and better-financed competitors, which may affect our ability to operate our business and achieve profitability.

Management is aware of similar products which do compete directly with our products and some of the companies developing these similar products are larger, better-financed companies and may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If a market for our shares of common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our shares of common stock, which trades on the OTCBB. Trading of stock on the OTCBB is frequently thin and highly volatile. There is no assurance that a market will develop in the stock after the corporate reorganization, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their shares of common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names www.xten.com, www.xten.net, www.sipindex.com, www.voipmobility.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info, and applying to register the trademark EYEBEAMTM, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including EYEBEAM, X-PRO, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.NET, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favourably received.

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

Our executive offices were located at Suite 320, 5201 Great America Parkway, Santa Clara, California, USA, 95054. We initially leased the premises on a four-month basis and then subsequently extended our lease for two six-month terms, which will expire on October 31, 2005. We will not be renewing the lease. The monthly fixed minimum rent is $1,875.

From September 1, 2003 until December 31, 2004, our research and development offices were located at Suite 184 (1,794 square feet) and Suite 188 (1,263 square feet), 4664 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 5T5. We occupied these premises on a month-to-month basis with a combined monthly rent of CDN$6,198.53. As of January 1, 2005, we moved our research and development offices to 8th Floor, 100 West Pender Street, Vancouver, British Columbia, Canada, V6B 1R8. As of June 1, 2005, we moved our research and development offices to 5th Floor, 100 West Pender Street, Vancouver, British Columbia, Canada, V6B 1R8 and moved our executive offices to the 8th Floor. We lease these spaces from M.D.M. Holdings Ltd. on a month-to-month basis and our combined monthly rent is CDN$6,306. These leases expire December 31, 2006.

Item 3.	Legal Proceedings.

On February 1, 2005, we received correspondence from Goa Strategies Corporation advising that it takes the position that we owe it approximately CDN$100,337 for services provided under a client services agreement dated August 20, 2004. We believe Goa fundamentally breached the client services agreement by failing to meet its terms, including obtaining our approval for the personnel of Goa who were to provide services under the agreement. In May 2005, we agreed to settle this matter by paying to Goa CDN$40,000 in consideration of a release from Goa of all claims.

On February 14, 2005, we received correspondence from Xtend Communications Corporation alleging that our use of our XTEN trademark infringes upon its registered trademarks. Xtend demanded that we cease all use, promotion, or advertisement of any marks it deems to be confusingly similar to Xtend’s registered trademarks, including our use of the XTEN mark. On April 18, 2005, Xtend commenced a lawsuit in the United States District Court for Southern District of New York (Civil Number 05CV3930 (SHS)) alleging that our trademark infringed upon Xtend’s registered trademarks. On June 29, 2005, we entered into a settlement agreement and release whereby we agreed to cease using the XTEN trademark by September 29, 2005 in consideration of Xtend ceasing its lawsuit and releasing us from any further claims. We, in contemplation of this change, have developed a brand and identity consistent with our strategy, product and customers. We believe that this identity will better reflect the business of our company and allow us to continue to differentiate ourselves in the industry, providing additional momentum as we further roll out our business plan. We will launch this identity on or before September 29th.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board. Our shares of common stock began quotation on March 2, 2004. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
April 30, 2004(1)(2)	$2.25	$1.75
July 31, 2004(3)(4)	$2.10	$1.25
October 31, 2004	$2.94	$1.44
January 31, 2005	$1.97	$1.02
April 30, 2005	$1.46	$0.77
(1)	Our common stock began quotation on the OTC Bulletin Board on March 2, 2004.
(2)	From March 2, 2004 to April 7, 2004, our stock was quoted under the trading symbol “BSEN”.
(3)	From April 8, 2004 to May 6, 2004, our stock was quoted under the trading symbol “BROD” .
(4)	Since May 7, 2004, our stock was quoted under the trading symbol “XNWK”.

Our shares of common stock are issued in registered form. Pacific Stock Transfer of Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada, 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our shares of common stock.

On July 1, 2005, the shareholders’ list of our shares of common stock showed 50 registered shareholders and 37,915,462 shares outstanding.

Dividend Policy

To date, we have not declared or paid any dividends on our shares of common stock and do not expect to declare or pay any dividends on our shares of common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by our board of directors. Although there are no restrictions that limit the ability to pay dividends on our shares of common stock, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	2,870,000	$1.34	7,130,000
Total	2,870,000	$1.34	7,130,000
(1)	Refers to our 2004 and 2005 stock option plans discussed below.

2004 Stock Option Plan

On May 18, 2004, our board of directors authorized the 2004 stock option plan for our valued key employees, directors, officers, consultants or any of our subsidiaries. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options”. Also under the plan, individuals who, at the time of the option grant, is an employee of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options”, and stock options granted to non-US residents may receive awards of “options”. The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. A maximum of 4,000,000 shares of our common stock are subject to the plan.

2005 Stock Option Plan

On March 4, 2005, our board of directors authorized the 2005 stock option plan for our valued key employees, directors, officers, consultants and any of our subsidiaries. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options”. Also under the plan, individuals who, at the time of the option grant, is an employee of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options”, and stock options granted to non-US residents may receive awards of “options”. The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. A maximum of 6,000,000 shares of our common stock are subject to the plan.

Recent Sales of Unregistered Securities

In April 2005, we issued 290,000 shares of common stock at a price of $1.00 per share pursuant to a debt settlement. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Management Discussion and Analysis.

Review of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

We were incorporated under the laws of the State of Nevada on April 18, 2003. Until we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company, the previous management, who resigned and were replaced as a result of the merger, were focused on operating an entertainment advertising website.

Effective April 30, 2004, we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company. Xten Networks (formerly Evove, Inc.) was incorporated under the laws of the State of Nevada on

October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares of Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

Our Business

We design, develop and market software, based upon session initiation protocol (SIP), which is used to make or receive phone calls from a computer (or softphone) running the Windows 2000, Windows XP, Mac OS X or Linux operating systems, or a personal digital assistant (PDA) running the Windows Mobile Pocket PC operating system. Using our software, in conjunction with an internet protocol (IP) telephony service, based upon session initiation protocol (SIP), people can make and receive calls to or from a telephone to any of these devices (personal computers and personal digital assistants).

We are a provider of high-quality session initiation protocol (SIP) software for IP telephony (otherwise known as Voice-over-IP or VoIP), which is a general term for the technologies that use the internet protocol’s packet-switched connections to exchange voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Using the internet, calls travel as packets of data on shared lines, avoiding the tolls of the public switched telephone network (PSTN).

On September 13, 2004, we launched version 1.0 of our fourth and most recent IP telephony product, eyeBeam, a video session initiation protocol (SIP) softphone. eyeBeam supports open standards video utilizing session initiation protocol (SIP) and the H.263 video codec, which supports video transmissions that are television-like in their quality. This enables service providers to easily deliver high-quality videoconferencing via IP to their customers. The eyeBeam feature set includes an array of robust session initiation protocol (SIP) telephony features offered in our award-winning X-PRO SIP softphone, including call transfer/forward, caller identification, and 10-point conferencing. eyeBeam enhances this feature set with the addition of acoustic echo cancellation, voice activity detection, adaptive jitter buffer and message waiting indicator. eyeBeam is also available as a software development kit that includes the following low-level APIs (application programming interfaces): Audio, Video, HTTP, STUN, SIP Stack, SIP Call Control, SDP, RTP, ICE and DNS. On December 24, 2004, we launched version 1.1 of eyeBeam, which added instant messaging (IM) and presence support.

In January, eyeBeam received INTERNET TELEPHONY Magazine’s “Product of the Year” Award for 2004 and Technology Marketing Corporation’s Customer Inter@ction Solutions® magazine named our LiveEye XCAP (XML Configuration Access Protocol) server as a recipient of a “2004 Product of the Year” Award. In May, Technology Marketing Corporation’s Communications Solutions magazine online named our eyeBeam Software Development Kit (SDK) as a recipient of a 2004 Product of the Year Award. In June, Technology Marketing Corporation's TMC Labs division named the Xten Pocket PC SIP Softphone as a 2005 Innovation Award winner from INTERNET TELEPHONY magazine.

Primarily we focus on selling our IP telephony software to companies which provide IP telephony services to end users and enterprises. These companies include telephone companies, cable companies and IP telephony service providers (ITSPs). We also market our IP telephony software in conjunction with IP telephony services provided by our customers, the telephone companies, cable companies and IP telephony service providers (ITSPs), to original equipment manufacturers (OEMs), in the form of a bundled software/service offering. We also market our IP telephony software directly to end users and enterprises through our website located at http://www.xten.com.

Through deployments with leading service providers, Xten technology is deployed in more than 5,400,000 IP endpoints worldwide.

We have a global customer-base of over 120 customers in more than 30 countries, comprised mainly of telephone companies, IP telephony service providers (ITSPs) and original equipment manufacturers (OEMs), including among others, Vonage Corporation, “the broadband telephone company”, Deutsche Telekom, Yahoo!, Lucent, Earthlink, Portugal Telecom, Belkin Corporation and Yak Communications.

Explanation of Comparative Periods

As discussed above, we acquired Xten Networks on April 30, 2004. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the continuing business is that of Xten Networks. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of Xten Networks.

Accordingly, the historical financial statements and financial information presented in this annual report prior to the merger are those of Xten Networks, the private Nevada company.

Results of Operations for the Fiscal Year Ended April 30, 2005 Compared to the Fiscal Year Ended April 30, 2004

The following discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the fiscal year ended April 30, 2005 and of Xten Networks (the private Nevada company) for the fiscal year ended April 30, 2004.

	Fiscal Year Ended April 30, 2005 ($)	Fiscal Year Ended April 30, 2004 ($)
Sales	3,122,877	565,277
Administration and Other	719,782	151,951
Consulting, Professional Fees and Wages	2,763,952	538,010
Public Relations	24,718	24,940
Travel and Promotion	303,357	24,694

Our operating activities during the fiscal year ended April 30, 2005 consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the fiscal year ended April 30, 2005, we generated $3,122,877 in revenue compared to $565,277 for the fiscal year ended April 30, 2004.

For the fiscal year ended April 30, 2005, we generated $2,899,808 in software sales revenue compared to $426,722 for the fiscal year ended April 30, 2004. This was an increase of $2,473,086 or 579.6% from the previous year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers.

For the fiscal year ended April 30, 2005, we generated $223,069 in consulting fees revenue compared to $138,555 for the fiscal year ended April 30, 2004. This was an increase of $84,514 or 61.0% from the previous year. The significant increase in consulting fees revenue is due to the fact that during the period in 2005, there was a significant increase in software sales, which directly affected consulting fees.

Total expenses for the fiscal year ended April 30, 2005 were $3,911,809 compared to $739,595 for the previous year.

Administration and other fees for the fiscal year ended April 30, 2005 were $719,782 compared to $151,951 for the previous year. This is an increase of $567,831 or 373.7% from the previous year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the fiscal year ended April 30, 2005 were $2,763,952 compared to $538,010 for the previous year. This is an increase of $2,225,942 or 413.7% from the previous year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the fiscal year ended April 30, 2005 were $124,718 compared to $24,940 for the previous year. This is an increase of $99,778 or 500% from the previous year. This increase was due to our increased public relations’ activities.

Travel and promotion expenses for the fiscal year ended April 30, 2005 were $303,357 compared to $24,694 for the previous year. This is an increase of $278,663 or 1,128.5% from the previous year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Results of Operations for the Fiscal Year Ended April 30, 2004 Compared to the Fiscal Year Ended April 30, 2003

The following discussion relates to the consolidated operations of Xten Networks (the private Nevada company) for the fiscal year ended April 30, 2004 (the date of the acquisition) and the fiscal year ended April 30, 2003.

	Fiscal Year Ended April 30, 2004 ($)	October 28, 2002 (Date of incorporation) to April 30, 2003 ($)
Sales	565,277	14,500
Administration and Other	151,951	16,726
Consulting and Professional Fees	538,010	72,622
Public Relations	24,940	1,223
Travel and Promotion	24,694	5,139

For the fiscal year ended April 30, 2004, we generated $565,277 in revenue compared to $14,500 for the fiscal year ended April 30, 2003.

For the fiscal year ended April 30, 2004, we generated $426,722 in software sales revenue compared to $Nil for the fiscal year ended April 30, 2003. This was an increase of $426,722 from the previous year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers.

For the fiscal year ended April 30, 2004, we generated $138,555 in consulting fees revenue compared to $14,500 for the fiscal year ended April 30, 2003. This was an increase of $124,055 or 855.6% from the previous year. The significant increase in consulting fees revenue is due to the fact that during the period in 2004, there was a significant increase in software sales, which directly affected consulting fees.

Total expenses for the fiscal year ended April 30, 2004 were $739,595 compared to $95,710 for the previous year.

Administration and other fees for the fiscal year ended April 30, 2004 were $151,951 compared to $16,726 for the previous year. This is an increase of $135,225 or 908.5% from the previous year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the fiscal year ended April 30, 2004 were $538,010 compared to $72,622 for the previous year. This is an increase of $465,388 or 640.8% from the previous year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the fiscal year ended April 30, 2004 were $24,940 compared to $1,223 for the previous year. This is an increase of $23,717 from the previous year. The increase was due to commencement of advertising.

Travel and promotion expenses for the fiscal year ended April 30, 2004 were $24,694 compared to $5,139 for the previous year. This is an increase of $19,555 or 380.5% from the previous year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Liquidity and Capital Resources

As of April 30, 2005, we had $1,244,906 in cash and cash equivalents and a working capital surplus of $1,091,223.

Operating Activities

Our operating activities resulted in net cash outflows of $343,995 for the fiscal year ended April 30, 2005. The operating cash outflows for this period resulted from a net loss of $780,408 with adjustments for non-cash expenses and changes in working capital balances.

Investing Activities

Investing activities resulted in net cash outflows of $334,143 for the fiscal year ended April 30, 2005. During the fiscal year ended April 30, 2005, we spent $326,188 on property and equipment purchased during the period. At April 30, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $977,035 for the fiscal year ended April 30, 2005 from the issuance of 500,000 common shares at $2.00 per share pursuant to the exercise of share purchase warrants.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) finalized Financial Accounting Standards (FAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between FAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of FAS 146 is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. FAS 148 amends FAS 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. FAS 148 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34”. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FAS Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor’s year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FAS Interpretation No. 46, “Consolidation of Variable Interest Entities”. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2004, the FASB issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS 123R on February 1, 2006. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

Application Of Critical Accounting Policies

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs, the company follows the guidance pursuant to EITF No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

Impairment of Long-lived Assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our functional and reporting currency is the United States of America dollar. These consolidated financial statements are remeasured to United States dollars in accordance with FAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the comprehensive income account in stockholders’ equity, if applicable. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-Based Compensation

We have elected to apply the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under FAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated June 30, 2005.

Balance Sheets as at April 30, 2005 and 2004.

Statements of Operations for the years ended April 30, 2005 and 2004 and for the period from October 28, 2002 (inception) to April 30, 2004.

Statements of Cash Flows for the years ended April 30, 2005 and 2004, and for the period from October 28, 2002 (inception) to April 30, 2005.

Statement of Stockholders’ Deficiency for the period from October 28, 2002 (inception) to April 30, 2005.

XTEN NETWORKS, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Xten Networks, Inc.

We have audited the accompanying consolidated balance sheets of Xten Networks, Inc. and subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xten Networks, Inc. and subsidiaries as of April 30, 2005 and 2004 and the results of their operations and their cash flows for the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ Amisano Hanson
June 30, 2005	Chartered Accountants

XTEN NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2005 and 2004

(Stated in US Dollars)

ASSETS	2005	2004
Current
Cash	$1,244,906	$944,285
Accounts receivable	347,163	100,361
Prepaid expenses and deposits	41,713	13,671
Current assets of discontinued operations – Note 4	-	8,115

	1,633,782	1,066,432
Equipment – Notes 5 and 6	266,403	64,786
Deposits	6,510	-
Trademarks	1,780	335
Long-term assets of discontinued operations – Note 4	-	4,000

	$1,908,475	$1,135,553

LIABILITIES
Current
Accounts payable and accrued liabilities	$301,635	$31,156
Advances payable – Notes 3 and 7	2,000	226,727
Due to related parties – Notes 3 and 6	26,130	125,250
Unearned revenue	66,400	-
Customer deposits	88,000	-
Warranty payable	58,394	-
Current liabilities of discontinued operations – Note 4	-	18,915

	542,559	402,048

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 3 and 8
Authorized: 415,384,500 shares
Issued: 37,915,462 shares (2004: 37,138,462)	37,915	37,138
Additional paid-in capital	2,241,105	951,895
Contributed surplus – Note 8	162,750	-
Deficit	(1,035,936)	(255,528)
Accumulated other comprehensive loss	(39,918)	-

	1,365,916	733,505

	$1,908,475	$1,135,553

Nature and Continuance of Operations – Note 1

Commitments – Notes 8, 11 and 13

Contingencies – Note 9

Subsequent Events – Note 11

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended April 30, 2005 and 2004

(Stated in US Dollars)

	2005	2004
Revenues
Software sales	$2,899,808	$426,722
Consulting fees	223,069	138,555

	3,122,877	565,277

Expenses
Amortization	124,571	13,879
Bad debts - Note 9	29,199	75,625
Computer expenses	9,126	4,393
Consulting fees - Note 6	428,628	517,876
Foreign exchange gain	(1,045)	(12,027)
Gain on forgiveness of debt	(10,895)	-
Gain on disposal of equipment - Note 5	-	(17,461)
Licenses and permits	85,761	13,231
Loss on write-off of investment	-	5,000
Office and miscellaneous	104,558	35,327
Professional fees	116,259	20,134
Public relations	124,718	24,940
Rent - Note 6	101,885	23,217
Stock-based compensation - Note 8	162,750	-
Telephone and internet	55,478	10,767
Travel and promotion	303,357	24,694
Wages, commissions and benefits - Note 6	2,219,065	-
Warranty expense	58,394	-

	3,911,809	739,595

Loss from continuing operations	(788,932)	(174,318)
Income from discontinued operations
Gain on disposal of subsidiary - Note 4	8,524	-

Net loss for the year	(780,408)	(174,318)
Other comprehensive loss
Foreign currency adjustments	(39,918)	-

Comprehensive loss	$(820,326)	$(174,318)

Basic and diluted loss per share – continuing operations	$(0.02)	$(0.01)

Basic and diluted income per share - discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	37,402,119	18,000,000

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2005 and 2004

(Stated in US Dollars)

	2005	2004
Cash flows used in operating activities
Net loss for the year	$(780,408)	$(174,318)
Items not involving cash:
Amortization	124,571	13,879
Foreign currency adjustments	(39,918)	-
Gain on forgiveness of debt	(10,895)	-
Gain on disposal of equipment	-	(17,461)
Loss on write-off of investment	-	5,000
Stock-based compensation	162,750	-
Gain on disposal of subsidiary	(8,524)	-
Changes in non-cash working capital items:
Accounts receivable	(246,802)	(86,848)
Prepaid expenses and deposits	(28,042)	(13,671)
Accounts payable and accrued liabilities	270,479	7,914
Unearned revenue	66,400	-
Customer deposits	88,000	-
Warranty payable	58,394	-
	(343,995)	(265,505)
Cash flows from financing activities
Common stock issued	1,000,000	1,000,543
Advances payable	-	162,327
Increase (decrease) in due to related parties	(22,965)	48,993
	977,035	1,211,863
Cash flows used in investing activities
Purchase of investment	-	(5,000)
Purchase of equipment	(326,188)	(81,425)
Proceeds from disposal of equipment	-	36,295
Deposits	(6,510)	-
Trademarks	(1,445)	(335)
Cash acquired - Note 3	-	8,491

	(334,143)	(41,974)

Increase in cash from continuing operations	298,897	904,384

Increase (decrease) in cash from discontinued operations - Note 4	1,724	(8,115)

Increase in cash during the year	300,621	896,269

Cash, beginning of the year	944,285	48,016

Cash, end of the year	$1,244,906	$944,285

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transaction - Note 14

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the years ended April 30, 2005 and 2004

(Stated in US Dollars)

							Accumulated
		Number		Additional			Other
		of		Paid-in	Contributed		Comprehensive
		Shares	Par Value	Capital	Surplus	Deficit	Loss	Total

Balance, April 30, 2003		3,570,600	$357	$-	$-	$(81,210)	$-	$(80,853)
Shares issued for cash	- at $0.0001	5,429,400	543	-	-	-	-	543
Reverse acquisition		(9,000,000)	(900)	900	-	-	-	-
Outstanding shares prior to merger with
Xten Networks, Inc.		18,138,462	18,138	(30,005)	-	-	-	(11,867)
Shares issued on merger with Xten Networks, Inc.		18,000,000	18,000	(18,000)	-	-	-	-
Shares issued for cash	- at $1.00	1,000,000	1,000	999,000	-	-	-	1,000,000
Net loss for the year		-	-	-	-	(174,318)	-	(174,318)

Balance, April 30, 2004		37,138,462	37,138	951,895	-	(255,528)	-	733,505
Shares issued for cash on the exercise of warrants
	- at $2.00	500,000	500	999,500	-	-	-	1,000,000
Shares issued for debt	- at $1.00	290,000	290	289,710	-	-	-	290,000
Shares cancelled	- at $0.0001	(13,000)	(13)	-	-	-	-	(13)
Stock-based compensation		-	-	-	162,750	-	-	162,750
Net loss for the year		-	-	-	-	(780,408)	-	(780,408)
Other comprehensive loss for the year		-	-	-	-	-	(39,918)	(39,918)

Balance, April 30, 2005		37,915,462	$37,915	$2,241,105	$162,750	$(1,035,936)	$(39,918)	$1,365,916

The number of shares outstanding prior to the merger with Xten Networks, Inc. (formerly Broad Scope Acquisition) reflects the forward split and the share cancellation (Note 8). The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Xten Networks, Inc., (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company raised $41,500 and issued 7,750,000 common shares, pursuant to an SB-2 Registration Statement filed with the United States Securities and Exchange Commission (“SEC”). The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Until the acquisition, by way of mergers, of all the issued and outstanding shares of Xten Networks, Inc. (“Xten Networks”), a private company incorporated in the State of Nevada on October 28, 2002, the Company’s primary business was operating an entertainment advertising website through its wholly owned subsidiary, Broad Scope Entertainment, Inc. The Company agreed to dispose of its interest in the business carried on by Broad Scope Entertainment, Inc. (Note 4) and pursue the business of Xten Networks. Xten Networks provides Voice over Internet Protocol software and related consulting services to customers in North America, Europe, Asia and in other areas of the world.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financing to continue operations and/or to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2005, the Company has generated an accumulated deficit of $1,075,854 since incorporation and has yet to achieve profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars except where disclosed. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xten Networks R&D Inc., a company incorporated by the Company on May 10, 2004 in British Columbia, Canada and Ineen, Inc., a company incorporated by the Company on March 1, 2005 in the State of Nevada. Comparative figures are those of Xten Networks (Note 3). All inter-company transactions and balances have been eliminated.

b)	Equipment and Amortization

Equipment is recorded at cost. Amortization is provided for using the straight-line method as follows:

Computer hardware	Two years
Computer software	Two years
Office furniture	Five years
Website	Three years
Leasehold improvements	Term of lease

c)	Website Development Costs

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

These capitalized costs are amortized based on their estimated useful life over three years. Payroll and other related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

d)	Trademarks

Costs related to trademark applications have been deferred. Once granted, trademark costs will be amortized over their useful lives.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

e)	Impairment of Long-lived Assets

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

f)	Foreign Currency Translation

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

g)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable, due to related parties and customer deposits approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

h)	Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one-year warranty on software products is provided by the Company. The Company records a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company also records unearned revenue on software sales for sales greater than $10,000 to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

i)	Income Taxes

The Company accounts for income taxes by the asset and liability method. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

j)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 5

k)	Stock-based Compensation

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

l)	Comprehensive Loss

The Company has adopted FAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

m)	New Accounting Standards

In December 2004, the FASB issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on February 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 6

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

As a condition of the mergers, the Company completed a 5.53846 for 1 split of its common stock on March 23, 2004. Prior to the split, the Company had 7,775,000 common shares issued and outstanding. After the split, the Company had 43,061,532 common shares issued and outstanding. Also, as a condition the mergers, two former directors of the Company agreed to surrender for cancellation, without consideration, 24,923,070 common shares. As a result of the stock split and stock cancellation, the Company had 18,138,462 common shares issued and outstanding immediately prior to the completion of the merger transactions.

In connection with the mergers, the Company completed a private placement of 1,000,000 units at $1.00 per unit. Each unit consisted of one common share and one-half share purchase warrant. Each full share purchase warrant entitled the holder thereof the right to purchase an additional common share at $2.00 per share until April 26, 2005.

In addition, certain creditors of Xten Networks agreed to convert debt of $290,000 (included in advances payable and in due to related parties at April 30, 2004) into 290,000 common shares of the Company at $1.00 per share. This debt settlement was completed on April 19, 2005 and 290,000 common shares were issued.

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

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 7

Note 3	Business Combination –(cont’d)

Current assets - cash	$8,491
Equipment - website - Note 6	4,000
Current liabilities - accounts payable	(7,464)
- due to related parties	(16,894)

Net asset deficiency	$(11,867)

The results of operations of the Company, the accounting subsidiary, for the year ended April 30, 2004 are summarized below:

Revenues	$8,565

Expenses
Advertising	2,872
Amortization	2,000
Discount on shares issued - Note 8	1,121,000
Management fees - Note 6	12,000
Office expenses	1,454
Professional fees	54,443
Rent - Note 6	3,000
Transfer agent fees	1,815

1,198,584

Net loss for the year	$(1,190,019)

Note 4	Discontinued Operations

During May, 2004, the Company disposed of its wholly owned subsidiary, Broad Scope Entertainment, Inc. (“Broad Scope”) to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company. Broad Scope’s business was an entertainment advertising website.

At April 30, 2004, the assets and liabilities of Broad Scope included in the consolidated financial statements were as follows:

Cash	$8,115
Equipment - website	$4,000
Accounts payable	$(2,021)
Due to related parties	$(16,894)

The April 30, 2004 financial statements have been restated to separate discontinued operations from continuing operations.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 8

Note 4	Discontinued Operations – (cont’d)

A gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$$6,391
Equipment	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)

Gain on disposal	$$8,524

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Note 5	Equipment

		2005
		Accumulated
	Cost	Amortization	Net

Computer hardware	$149,519	$64,438	$85,081
Office equipment	48,618	7,271	41,347
Computer software	174,117	64,755	109,362
Website	24,120	573	23,547
Leasehold improvements	8,479	1,413	7,066

	$404,853	$138,450	$266,403

		2004
		Accumulated
	Cost	Amortization	Net

Computer hardware	$62,519	$12,861	$49,512
Office equipment	16,292	1,018	15,274

	$78,665	$13,879	$64,786

During the year ended April 30, 2004, the Company sold software for $36,295 realizing a gain on disposal of $17,461.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 9

Note 6	Related Party Transactions – Note 7

During the years ended April 30, 2005 and 2004, the Company was charged the following expenses by directors of the Company or by companies with directors in common with the Company:

	2005	2004

Consulting fees	$6,847	$420,767
Rent	52,681	19,081
Wages, commissions and benefits	252,621	-

	$312,149	$439,848

Included in equipment at April 30, 2005 is $Nil (2004:  $59,474) of computer equipment and $Nil (2004:  $16,292) of office furniture purchased from a company with directors in common with the Company.

A former director provided management services and office premises to the Company during the year ended April 30, 2005 at a value of $Nil (2004:  $12,000) and $Nil (2004:  $3,000) respectively. The director donated his services and office premises with the exception of a cash payment of $Nil (2004: $1,500).

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amounts due to related parties at April 30, 2005 and 2004 are unsecured, non-interest bearing and have no stated terms of repayment. The amounts due to related parties are due to directors of the Company or to companies with directors in common with the Company.

During the year ended April 30, 2004, the Company purchased a domain name for $3,000 from a former director.

Note 7	Advances Payable

Advances payable are unsecured, non-interest bearing and have no stated terms of repayment. Included in advances payable is $Nil (2004: $193,832) due to significant shareholders of the Company.

Note 8	Common Stock – Note 3

During the year ended April 30, 2004:

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

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 10

Note 8	Common Stock – Note 3 – (cont’d)

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

f)

The Company completed a private placement of 1,000,000 units at a price of $1.00 per unit. Each unit consists of one common share and one-half share purchase warrant. Each full share purchase warrant entitles the holder to purchase an additional common share at $2.00 per share until April 26, 2005. During the year ended April 30, 2005, the Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of these share purchase warrants.

During the year ended April 30, 2005:

a)	The Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of share purchase warrants.

b)	The Company issued 290,000 common shares at $1.00 per share pursuant to a debt settlement agreement with a significant shareholder of the Company.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 11

Note 8	Common Stock – Note 3 – (cont’d)

Commitments:

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company’s stock on the date of the grant. A summary of the status of the plan is as follows:

		Weighted Average
	Number	Exercise Price

Balance, April 30, 2004	-	-
Granted - Employees (1)	800,000	$1.50
Cancelled - Employees (1)	(125,000)	$1.50
Granted - Consultants (2)	100,000	$1.87
Granted - Employees (3)	350,000	$1.80
Cancelled - Employees (3)	(350,000)	$1.80
Granted - Consultants (4)	150,000	$1.58
Granted - Employees (5)	900,000	$1.58
Cancelled - Employees (5)	(300,000)	$1.58
Granted - Employees (6)	495,000	$1.06
Cancelled - Employees (6)	(50,000)	$1.06
Granted - Employees (7)	60,000	$1.15
Granted - Employees (8)	115,000	$1.10
Granted - Employees (9)	380,000	$1.06
Granted - Consultants (10)	175,000	$1.17
Granted - Employees (11)	20,000	$1.18
Granted - Consultants (12)	150,000	$1.07

Balance, April 30, 2005	2,870,000	$1.34

(1)

At April 30, 2005, there were 675,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share. These options expire on May 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on May 31, 2005 and the remaining 75% vesting 1/36th each month until May 31, 2008.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 12

Note 8	Common Stock – Note 3 – (cont’d)

Commitments: – (cont’d)

(2)

At April 30, 2005, there were 100,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At April 30, 2005, 40,000 of these share purchase options have vested with the balance vesting as follows: 20,000 on June 30, 2005, 20,000 on December 31, 2005 and 20,000 on June 30, 2006. The Company has recorded a stock-based compensation charge of $44,267 for the year ended April 30, 2005 in respect to these options.

(3)

At January 31, 2005, there were 350,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.80 per share. These options were cancelled during the three months ended April 30, 2005.

(4)

At April 30, 2005, there were 150,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At April 30, 2005, 60,000 of these share purchase options have vested with the balance vesting as follows: 15,000 on June 30, 2005, 15,000 on September 30, 2005, 15,000 on December 31, 2005, 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $54,600 for the year ended April 30, 2005 in respect to these options.

(5)

At April 30, 2005, there were 600,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 26, 2009.

These share purchase options vest over four years with 25% of the options vesting on October 26, 2005 and the remaining 75% vesting 1/36th each month until October 26, 2008.

(6)

At April 30, 2005, there were 445,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on December 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on December 31, 2005 and the remaining 75% vesting 1/36th each month until December 31, 2008.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 13

Note 8	Common Stock – Note 3 – (cont’d)

Commitments: – (cont’d)

(7)

At April 30, 2005, there were 60,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.15 per share. These options expire on January 13, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 13, 2006 and the remaining 75% vesting 1/36th each month until January 13, 2009.

(8)

At April 30, 2005, there were 115,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.10 per share. These options expire on January 31, 2010.

At April 30, 2005, there were 115,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.10 per share. These options expire on January 31, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 31, 2006 and the remaining 75% vesting 1/36th each month until January 31, 2009.

(9)

At April 30, 2005, there were 380,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on February 7, 2010.

These share purchase options vest over four years with 25% of the options vesting on February 7, 2006 and the remaining 75% vesting 1/36th each month until February 7, 2009.

(10)

At April 30, 2005, there were 175,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

At April 30, 2005, 52,500 of these share purchase options had vested with the balance vesting as follows: 17,500 on June 30, 2005, 17,500 on September 30, 2005, 17,500 on December 31, 2005, 17,500 on March 31, 2006, 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $39,083 for the year ended April 30, 2005 in respect to these options.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 14

Note 8	Common Stock – Note 3 – (cont’d)

Commitments: – (cont’d)

(11)

At April 30, 2005, there were 20,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.18 per share. These options expire on March 18, 2010.

These share purchase options vest over four years with 25% of the options vesting on March 18, 2006 and the remaining 75% vesting 1/36th each month until March 18, 2009.

(12)

At April 30, 2005, there were 150,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

At April 30, 2005, 30,000 of these share purchase options had vested with the balance vesting as follows: 15,000 on May 31, 2005, 15,000 on August 31, 2005, 15,000 on November 30, 2005, 15,000 on February 28, 2006, 15,000 on May 31, 2006, 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $24,800 for the year ended April 30, 2005 in respect to these options.

The Company does not record compensation expense on granting of stock options to employees. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees are as follows:

Year ended
April 30,
2005

Comprehensive loss for the year as reported	$(820,326)
Stock-based compensation	(261,735)

Pro forma loss for the period	$(1,082,061)

Pro forma basic and diluted loss per share	$(0.03)

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 15

Note 8	Common Stock – Note 3 – (cont’d)

Commitments: – (cont’d)

The fair value of the share purchase options outstanding at April 30, 2005 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

April 30,
2005

Risk free rate	2.00%
Dividend yield	0%
Weighted average expected volatility	58.3%
Weighted average expected option life	5 yrs

Weighted average fair value	$0.68
Total options outstanding	2,870,000
Total fair value of options outstanding	$1,943,750

Note 9	Contingencies

a)

During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$7,946). On August 11, 2004, the parties in the above noted action participated in a settlement conference before the British Columbia Small Claims Court. During that settlement conference, the parties came to an agreement to settle the dispute. The Company has entered into a settlement agreement with JP Tech pursuant to which JP Tech has agreed to release the Company and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. The Company is in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement and has agreed to pay to JP Tech Cdn$6,000 (US$4,768) upon receipt by the Company of a full release.

b)

During the year ended April 30, 2004, the Company sold software to a customer for $64,400. The customer paid $34,400 against the purchase price, with the remaining balance of $30,000 to be paid in monthly installments, each installment being $10,000. The customer did not pay the installments and on March 2, 2004, the customer filed a claim for $34,400. Management of the Company believes that the claim is without foundation or merit. The Company has written off the unpaid balance of $30,000.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 16

Note 9	Contingencies – (cont’d)

c)

On February 14, 2005, the Company received correspondence from Xtend Communications Corporation (“XCC”) alleging that the Company’s use of the trademark “XTEN” infringes upon XCC’s registered trademarks. XCC, through counsel, has demanded that the Company cease all use, promotion or advertisement of any trademarks it deems to be confusingly similar to XCC’s registered trademarks, including the use of the “XTEN” trademark. On June 24, 2005, the Company entered into a settlement agreement and release whereby the Company agreed to cease using the “XTEN” trademark by September 29, 2005 in consideration of Xtend ceasing its lawsuit and releasing the Company from any further claims.

Note 10	Income Taxes

The following table summarizes the significant components of the Company’s deferred taxes assets:

	2005	2004
Deferred Tax Assets
Tax loss carry-forwards	$362,236	$$95,866
Valuation allowance	(362,236)	(95,866)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been recorded in these financial statements due to the net loss. At April 30, 2005, the Company has accumulated tax loss carry-forwards totaling $1,016,947, which will begin to expire in 2014, the benefit of which has not been recorded in the financial statements.

Note 11	Subsequent Events

a)

On May 12, 2005, the Company granted 1,115,992 employee share purchase options entitling the holders thereof the right to purchase one common share for each option held at $0.70 per share until May 12, 2010. These share purchase options vest over four years with 25% of the options vesting on May 12, 2006 and the remaining 75% vesting 1/36th each month until May 12, 2009.

b)

On June 1, 2005, the Company granted 500,000 employee share purchase options entitling the holder thereof the right to purchase one common share for each option held at $0.72 per share until June 1, 2010. These share purchase options vest over four years with 25% of the options vesting on June 1, 2006 and the remaining 75% vesting 1/36th each month until June 1, 2009.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 17

Note 11	Subsequent Events – (cont’d)

c)

On June 1, 2005, the Company entered into a lease for office premises for a period of seventeen months ending December 31, 2006. The rent and operation costs payable over the term of the lease are $107,825.

d)

On June 13, 2005, the Company granted 75,000 consultant’s share purchase options entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share until June 13, 2010. These share purchase options vested 50,000 on the date of granting with the remaining 25,000 vesting on July 1, 2005.

e)

On June 16, 2005, the Company entered into an employment contract with the President of the Company to pay him an annual salary of CDN$225,000 (US$179,000) and also granted him a 1,500,000 employee share purchase options entitling him the right to purchase one common share for each option held at $0.74 per share until June 16, 2010. These share purchase options vest over four years with 25% of the options vesting on June 16, 2006 and the remaining 75% vesting 1/36th each month until June 16, 2009. The Company also agreed to make certain severance payments should the Company terminate his employment without just cause ranging from CDN$37,500 (US$29,800) and increasing to CDN$450,000 (US$358,00) after 24 months.

Note 12	Segmented Information

Revenues by geographic segment are as follows:

	2005	2004

North America	$1,263,004	$472,607
Europe	1,277,427	-
Asia	500,520	65,895
South America	44,046	-
Other	37,880	26,775

	$3,122,877	$565,277

Revenues from significant customers are as follows:

During the year ended April 30, 2005, four customers accounted for 56% of revenues with totals of 16%, 16%, 11% and 10% respectively.

During the year ended April 30, 2004, three customers accounted for 47% of revenues with totals of 16%, 16% and 15% respectively.

Xten Networks, Inc.

Notes to the Consolidated Financial Statements

April 30, 2005 and 2004

(Stated in US Dollars) – Page 18

Note 13	Commitment – Notes 8 and 11

The Company has entered into a lease for premises which expires December 31, 2006 and requires the following minimum annual payments for the years ended:

April 30, 2006	$78,627
April 30, 2007	54,418

$133,045

Note 14	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended April 30, 2005, the Company issued 290,000 common shares at $1.00 per share to settle debts totalling $290,000 pursuant to a debt settlement agreement with a significant shareholder of the Company. This transaction was excluded from the statement of cash flows.

Note 15	Financial Instruments

a)	Credit Risk:

The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent losses. For other debts, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value.

b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at April 30, 2005 or 2004.

Note 16	Comparative Figures

Certain comparative figures as at April 30, 2004 and for the year then ended have been reclassified to conform with the financial statement presentation adopted for the year ended April 30, 2005.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of July 1, 2005, our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Larry Timlick 4750 The Glen West Vancouver, BC, Canada V7S 3C3	President and Director	47	June 17, 2005
Mark Bruk Suite 302, 738 Broughton Street Vancouver, BC, Canada V6G 3A7	CEO Secretary, Treasurer and Director Chairman	46	April 26, 2004 to June 17, 2005 April 26, 2004 April 27, 2004
Erik Lagerway 629 Regan Avenue Coquitlam, BC, Canada V3J 3A3	President and Chief Operating Officer Director	36	May 6, 2004 to June 17, 2005 May 6, 2004

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Larry Timlick, President and Director

Mr. Timlick became our president and a director on June 17, 2005. Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 22 years of technical sales and management experience, of which the last 13 years was with Cisco Systems Canada (1991-2004). Mr. Timlick was responsible for developing a sales region for Telus, a major telecommunications carrier in Canada, which was named Region of the Year, Americas International FY 2004. Under his leadership in this region, sales and technical teams increased accounts from $25 million to over $115 million in two years. Mr. Timlick gained many accomplishments with Cisco Systems, including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002. As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg. Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products. He has also completed numerous courses ranging from sales training, sales manager training, senior leadership and coaching.

Mark Bruk, Chairman, Secretary, Treasurer and Director

Mark Bruk has been our secretary, treasurer and a director since April 26, 2004, our chairman since April 27, 2004 and served as our chief executive officer from April 26, 2004 to June 17, 2005. Mr. Bruk was also the chief executive officer, secretary, treasurer and a director of Xten Networks from October 2002 to April 30, 2004. Mr. Bruk has been involved primarily in software development over the past 20 years. More recently he was the founder and chief executive officer of eduverse.com, a company whose shares are registered with the Securities and Exchange Commission and which are quoted on the OTC Bulletin Board. At eduverse.com, Mr. Bruk had overall control of the company’s development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Procter and Gamble Manufacturing (Thailand) Co., Ltd. Prior to founding eduverse.com, Mr. Bruk served as vice president of applications and subsequently vice president of research & development for InMedia Presentations, Inc., a multimedia software company (InMedia). Under Mr. Bruk’s initiative and management, InMedia developed the world’s first web-based 100% pure HTML slide show player and also the world’s first 100% pure Java slide show player. InMedia’s software was bundled with digital cameras manufactured by Casio, Nikon, Olympus and Kodak.

Erik Lagerway, Director

Erik Lagerway has been a director of our company since May 6, 2004, and served as our president and chief operating officer from May 6, 2004 to June 17, 2005. Mr. Lagerway was also the president, chief operating officer and director of Xten Networks from October 2002 to April 30, 2004. Mr. Lagerway has been involved in VoIP for more than eight years. He founded Globaltel, also known as Global Network Telephony Corp., in 1996 which eventually became Vocalscape Communications Inc. Vocalscape began developing VoIP software in a basement with just one programmer and the company grew to over 30 employees over the course of 24 months. Vocalscape received considerable Science Research & Development funds for its VoIP & eCRM technology, over CDN$700,000 in private investment capital, and more than CDN$1 million in public funding.

Family Relationships

None of our current directors or officers are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective July 20, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our officers including our president (being our principal executive officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB dated April 30, 2004 filed on July 29, 2004. Our Code of Business Conduct and Ethics is also posted on our website at www.xten.com. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Xten Networks, Inc., Suite 320-5201 Great America Parkway, Santa Clara, California, 95054, Attention Mark Bruk.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Erik Lagerway	1(1)	1(1)	0
(1)	The named director failed to file a Form 4 - Statement of Change in Beneficial Ownership in a timely manner.
Item 10.	Executive Compensation.

Executive Compensation

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for any of the fiscal years ended April 30, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Annual Compensation	Long Term Compensation (1)
	Awards	Payouts

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compen- sation
Mark Bruk (1) chairman, chief executive officer, secretary and treasurer	2005 2004 2003	126,310 68,557 18,384	- - -	- - -	- - -	- - -	- - -	- - -
Erik Lagerway (2) chief operating officer and president	2005 2004 2003	126,310 68,557 18,384
(1)	Mark Bruk resigned as our chief executive officer on June 17, 2005.
(2)	Erik Lagerway resigned as our chief operating officer and president on June 17, 2005.

Stock Options/SAR Grants

There were no options/SAR granted to our executive officers during our most recently completed fiscal year ended April 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by our executive officers during our most recently completed fiscal year ended April 30, 2005.

Long-Term Incentive Plan

On May 18, 2004, we established a 2004 stock option plan pursuant to which 4,000,000 shares were reserved for issuance. On March 4, 2005, we established a 2005 stock option plan pursuant to which 6,000,000 shares were reserved for issuance. No awards were made to our executive officers during the fiscal year ended April 30, 2005.

Compensation of Directors

During the fiscal year ended April 30, 2005, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. Although we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors or, as to future stock options, a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

During the fiscal year ended April 30, 2005, we had no employment agreements with our executive officers. On June 17, 2005, Mark Bruk resigned as our chief executive officer, Erik Lagerway resigned as our president and chief operating and Larry Timlick became our president.

We employ Larry Timlick as our president and a director pursuant to an employment agreement dated June 16, 2005 between our company and Mr. Timlick. We agreed to pay Mr. Timlick a salary of CDN$18,750 per month for services commencing June 16, 2005. We also granted 1,500,000 stock options to Mr. Timlick at a price of $0.74 per share, which vest over four years at the rate of 25% at the end of the first year and 1/36 of the remaining 75% every month until the option is fully vested. We also offered Mr. Timlick to participate in a bonus and incentive plan where he would have the ability to earn up to CDN$50,000 bonus in any one-year period.

Mr. Timlick’s employment agreement further provides that we may terminate his employment with us upon 14 days’ notice in the event that we decide to terminate our business and liquidate our assets or in the event we declare bankruptcy or reorganization to protect our assets from creditors. We may further terminate Mr. Timlick’s employment if Mr. Timlick commits (a) an act of fraud, dishonesty, negligent performance of employment duties or the dereliction of employment duties; (b) a breach of the terms of the employment agreement or the confidentiality and non-competition agreement we have entered into with him, which breach is not fully corrected by Mr. Timlick within 5 days of notice from us; or (c) any act or omission which constitutes “just cause” for dismissal under the laws of the Province of British Columbia, for which he will receive no severance.

Mr. Timlick’s employment agreement also provides that he may resign from his employment by providing 30 days’ written notice. If there is either a change of control, to the extent of at least 50.01% of the equity of our company, or the appointment of a new chief executive officer other than Mr. Timlick, and following such change of control or appointment of chief executive officer, Mr. Timlick’s job duties are changed materially, Mr. Timlick may resign from his employment by providing six months’ written notice.

If we terminate Mr. Timlick without just cause or Mr. Timlick resigns as a result of a change of control, we will pay Mr. Timlick:

(a)	CDN$37,500 post-termination severance within three months of the employment date;

(b)            CDN$112,500 after three months and within 12 months of the employment date, in addition to any applicable bonus or incentive, extended medical and dental insurance coverage for six months from termination, and 1/48 of the number of options granted to him multiplied by the number of months he was employed with us to vest immediately and become exercisable;

(c)            CDN$225,500 after 12 months and within 24 months of the employment date, in addition to any applicable bonus or incentive, extended medical and dental insurance coverage for 12 months from termination, and 1/48 of the number of options granted to him multiplied by the number of months he was employed with us to vest immediately and become exercisable; or

(d)            CDN$450,000 after 24 months of the employment date, in addition to any applicable bonus or incentive, extended medical and dental insurance coverage for 24 months from termination, and 1/48 of the number of options granted to him multiplied by the number of months he was employed with us to vest immediately and become exercisable.

Option and SAR Repricing

During the fiscal year ended April 30, 2005, there were no options repriced for our executive officers.

Defined Benefit Plan

We do not have, and at no time during our most recently completed fiscal year had, any defined benefit or actuarial plans in respect of which any of our executive officers were eligible to participate.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 1, 2005,

•	by each person who is known by us to beneficially own more than 5% of our shares of common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Larry Timlick 4750 The Glen West Vancouver, BC, Canada V7S 3C3	common stock	Nil Director	Nil
Mark Bruk Suite 302, 738 Broughton Street Vancouver, BC, Canada V6G 3A7	common stock	5,435,800 Director	14.3%
Erik Lagerway 629 Regan Avenue Coquitlam, BC, Canada V3J 3A3	common stock	3,685,800 Director	9.7%
Directors and Executive Officers as a Group		9,121,600	24.1%
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	common stock	2,105,800 5% beneficial security holder	5.6%

(1)          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 1, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 37,915,462 shares of common stock outstanding on July 1, 2005.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

Refer to Item 5 – Market for Common Equity and Related Stockholder Matters with respect to our equity compensation plans.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $100,000, and in which, to our knowledge, any of our directors, officers, 5% beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the years ended April 30, 2005 and 2004, we were charged the following expenses by our directors or by companies with common directors:

	2005	2004

Consulting fees	$6,847	$420,767
Rent	52,681	19,081
Wages, commissions and benefits	252,621	-

	$312,149	$439,848

Included in equipment at April 30, 2005 is $Nil (2004: $59,474) of computer equipment and $Nil (2004: $16,292) of office furniture purchased from a company with common directors.

A former director of our company provided management services and office premises during the year ended April 30, 2005 at a value of $Nil (2004: $12,000) and $Nil (2004: $3,000) respectively. The director donated his services and office premises with the exception of a cash payment of $Nil (2004: $1,500).

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amounts due to related parties at April 30, 2005 and 2004 are unsecured, non-interest bearing and have no stated terms of repayment. The amounts due to related parties are due to our directors or to companies with common directors.

We purchased a domain name for $3,000 from a former director.

During the fiscal year ended April 30, 2005, our company paid Xten Networks (Canada) Inc. consulting fees and wages of $259,468 for research and development services, $52,681 for rent, $Nil for computer equipment and $Nil for office furniture. Mark Bruk and Erik Lagerway, our directors and officers, were also the directors and officers of Xten Networks (Canada) Inc.

During the fiscal year ended April 30, 2004, our company paid Xten Networks (Canada) Inc. consulting fees of $420,767 for research and development services, $19,081 for rent, $59,474 for computer equipment and $16,292 for office furniture. Mark Bruk and Erik Lagerway, our directors and officers, were also the directors and officers of Xten Networks (Canada) Inc.

The amounts due to related parties of $142,144 for the fiscal year ended April 30, 2004 represent the amount owing to Xten Networks (Canada) Inc. and Evove, Inc. for consulting services provided by those companies. The directors of Xten Networks (Canada) Inc. are Mark Bruk and Erik Lagerway, who are also our company’s directors and officers. Evove, Inc. is a company controlled by Mark Bruk, a director and officer of our company.

On April 19, 2005, we entered into a debt settlement and subscription agreement with Steven Bruk pursuant to an assignment of debt dated October 31, 2004 owed to Chris Cooper, Chris Wright and Karen Bruk. Pursuant to the agreement and plan of merger dated April 26, 2004, we agreed to convert the outstanding amount of $290,000 into 290,000 common shares of our company at a price of $1.00 per share as payment of the outstanding amount.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2            Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3            Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003)

(4)	Instruments defining the rights of security holders, including indentures

4.1            2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2            Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3            2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4            Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

(10)	Material Contracts

10.1          Domain Name Assignment Agreement, dated May 2, 2003, between Broad Scope Enterprises, Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.2          Subscription Agreement, dated April 20, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.3          Subscription Agreement, dated May 1, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng. (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.4          Subscription Agreement, dated May 2, 2003, between Broad Scope Enterprises Inc. and Simon Au. (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.5          Form of Subscription Agreement between Broad Scope Enterprises Inc. and various private placement placees (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.6          Agreement and Plan of Merger between Broad Scope Enterprises Inc., Xten Networks, Inc., Broad Scope Acquisition Corp. and Mark Bruk (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.7          Agreement and Plan of Merger between Broad Scope Enterprises Inc. and Xten Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.8          Software Development Agreement between Xten Networks, Inc. (formerly Evove, Inc.) and Xten Networks (Canada) Inc. (formerly Xten Networks Inc.) (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.9          Debt Settlement and Subscription Agreement dated April 19, 2005 between Xten Networks, Inc. and Steven Bruk (filed herewith).

10.10        Employment Agreement dated June 16, 2005 between Xten Networks R&D Inc. and Larry Timlick (filed herewith).

10.11        Settlement Agreement and Release dated June 29, 2005 between Xtend Communications Corp. and Xten Networks, Inc. (filed herewith).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

(21)	Subsidiaries of Xten Networks, Inc.

Xten Networks R&D Inc. (incorporated in the Province of British Columbia, Canada)

Ineen, Inc. (incorporated in the State of Nevada, U.S.A.)
(31)	Section 302 Certification
	31.1	Section 302 Certification (filed herewith).
	31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
	32.1	Section 906 Certification (filed herewith).
	32.2	Section 906 Certification (filed herewith).
Item 14.	Principal Accountant Fees and Services.

Audit Fees

Our independent registered public accounting firm, Amisano Hanson, provided audit and other services during the years ended April 30, 2005 and 2004 as follows:

	2005	2004
Audit Fees (2005 estimated)	$20,000	$19,230
Audit Related Fees	-	-
Tax Fees	Nil	Nil
All Other Fees	23,086	-
Total Fees	$43,086	$19,230

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings.

Audit Related Fees. There were no audited related fees paid to Amisano Hanson.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to Amisano Hanson.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

XTEN NETWORKS, INC.

By:	/s/ Larry Timlick
Larry Timlick, President and Director
(Principal Executive Officer)

By:	/s/ Mark Bruk
Mark Bruk, Chairman, Secretary, Treasurer & Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2005.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Timlick
Larry Timlick	President and Director	July 29, 2005
/s/ Mark Bruk
Mark Bruk	Chairman, Secretary, Treasurer and Director	July 29, 2005
/s/ Erik Lagerway
Erik Lagerway	Director	July 29, 2005