Form 10QSB
period 2005-07-31
XTEN NETWORKS, INC
filed 2005-09-14
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50346

XTEN NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8th Floor, 100 West Pender Street, Vancouver, British Columbia, Canada V6B 1R8
(Address of principal executive offices)
604.878.0440
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  37,915,462 common shares issued and outstanding as of September 14, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Stated in US Dollars)

(Unaudited)

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2005 and April 30, 2005

(Stated in US Dollars)

(Unaudited)

		July 31,	April 30,
ASSETS		2005	2005

Current
Cash		$1,094,734	$1,244,906
Accounts receivable		439,148	347,163
Prepaid expenses and deposits		64,881	41,713

		1,598,763	1,633,782
Equipment		271,703	266,403
Deposits		12,947	6,510
Trademarks		2,074	1,780

		$1,885,487	$1,908,475

LIABILITIES

Current
Accounts payable and accrued liabilities		$354,693	$301,635
Advances payable – Note 6		2,000	2,000
Due to related parties – Note 5		10,684	26,130
Unearned revenue		216,400	66,400
Customer deposits		110,235	88,000
Warranty payable		64,512	58,394

		758,524	542,559

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 7, 11 and 12
415,384,500	shares authorized
37,915,462	shares issued (April 30, 2005: 37,915,462)	37,915	37,915
Additional paid-in capital		2,241,105	2,241,105
Contributed surplus – Note 7		235,336	162,750
Deficit		(1,345,740)	(1,035,936)
Accumulated other comprehensive loss		(41,653)	(39,918)

		1,126,963	1,365,916

		$1,885,487	$1,908,475

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Revenues
Software sales	$710,678	$466,651
Consulting fees	116,618	20,500

	827,296	487,151

Expenses
Amortization	50,807	17,507
Bad debts	20,152	13,053
Computer expenses	1,259	1,914
Consulting fees	104,136	115,197
Foreign exchange	1,900	1,048
Licenses and permits	(30,000)	45,798
Office and miscellaneous	20,935	12,396
Professional fees	58,673	23,408
Public relations	17,529	-
Rent – Note 5	40,557	18,904
Stock based compensation	72,586	16,600
Telephone and internet	16,716	7,833
Travel and promotion	59,885	61,844
Wages, commissions and benefits – Note 5	695,253	361,264
Warranty expense	6,118	-
Write-off of trademark	594	-

	1,137,100	696,766

Loss from continuing operations	(309,804)	(209,615)

Income from discontinued operations
Gain on disposal of subsidiary – Note 4	-	8,524

Net loss for the period	(309,804)	(201,091)
Other comprehensive loss
Foreign currency adjustments	(1,735)	(6,642)

Comprehensive loss	$(311,539)	$(207,733)

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.01)

Basic and diluted loss per share – discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	37,915,462	37,138,462

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Cash flows used in operating activities
Net loss for the period	$(309,804)	$(201,091)
Items not involving cash:
Amortization	50,807	17,507
Foreign currency adjustments	(1,735)	(6,642)
Gain on disposal of subsidiary	-	(8,524)
Stock based compensation	72,586	16,600
Write-off of trademark	594	-
Changes in non-cash working capital items:
Accounts receivable	(91,985)	(294,882)
Prepaid expenses and deposits	(23,168)	(4,245)
Accounts payable and accrued liabilities	53,058	116,408
Unearned revenue	150,000	-
Customer deposits	22,235	-
Warranty payable	6,118	-

	(71,294)	(364,869)

Cash flows from (used in) financing activities
Advances payable	-	3,968
Decrease in due to related parties	(15,446)	(51,319)

	(15,446)	(47,351)
Cash flows used in investing activities
Deposits	(6,437)	-
Purchase of equipment	(56,107)	(144,620)
Trademarks	(888)	(335)

	(63,432)	(144,955)

Decrease in cash from continuing operations	(150,172)	(557,175)

Increase in cash from discontinued operations	-	1,724

Decrease in cash during the period	(150,172)	(555,451)

Cash, beginning of the period	1,244,906	944,285

Cash, end of the period	$1,094,734	$388,834

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the period from April 30, 2004 to July 31, 2005

(Stated in US Dollars)

(Unaudited)

		Number of Shares	Par Value	Additional Paid-in Capital	Contributed Surplus	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, April 30, 2004		37,138,462	$37,138	$951,895	$-	$(255,528)	$-	$733,505
Shares issued for cash on the exercise of warrants		500,000	500	999,500	-	-	-	1,000,000
- at $2.00
Shares issued for debt	- at $1.00	290,000	290	289,710	-	-	-	290,000
Shares cancelled	- at $0.001	(13,000)	(13)	-	-	-	-	(13)
Stock-based compensation		-	-	-	162,750	-	-	162,750
Net loss for the year		-	-	-	-	(780,408)	-	(780,408)
Other comprehensive loss for the year	-		-	-	-	-	(39,918)	(39,918)

Balance, April 30, 2005		37,915,462	37,915	2,241,105	162,750	(1,035,936)	(39,918)	1,365,916
Stock-based compensation		-	-	-	72,586	-	-	72,586
Net loss for the period		-	-	-	-	(309,804)	-	(309,804)
Other comprehensive loss for the period	-		-	-	-	-	(1,735)	(1,735)

Balance, July 31, 2005		37,915,462	$37,915	$2,241,105	$235,336	$(1,345,740)	$(41,653)	$1,126,963

SEE ACCOMPANYING NOTES

XTEN NETWORKS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2005 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2005 annual financial statements.

Operating results for the quarter ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ended April 30, 2006.

Note 2	Nature and Continuance of Operations

Xten Networks, Inc., (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company provides Voice over Internet Protocol software and related consulting services to customers in North America, South America, Europe, Asia and other areas of the world.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2005, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $1,387,393 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

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

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xten Networks R&D Inc., a company incorporated by the Company on May 10, 2004 in British Columbia, Canada and CounterPath Solutions, Inc. (formerly Ineen, Inc.), a company incorporated by the Company on March 1, 2005 in the State of Nevada. All inter-company transactions and balances have been eliminated.

b)	Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one-year warranty on software products is provided by the Company. The Company records a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company has also set up unearned revenue on software sales, which defers a portion of all software sales greater than $10,000 to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

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

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 3

Note 3	Significant Accounting Policies – cont’d

d)	Foreign Currency Translation

The Company’s wholly-owned subsidiary, Xten Networks R&D Inc., translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net loss for the year.

e)	Comprehensive Loss

The Company has adopted FAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

f)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on February 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on the overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the consolidated financial statements.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 4

Note 4	Discontinued Operations

During the three months ended July 31, 2004, the Company disposed of its wholly owned subsidiary, Broad Scope Entertainment, Inc. (“Broad Scope”) to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company. Broad Scope’s business was an entertainment advertising website.

The gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$6,391
Equipment	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)

$8,524

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Note 5	Related Party Transactions

During the three months ended July 31, 2005 and 2004, the Company was charged the following expenses by directors of the Company or by companies with directors of the Company in common:

	Three months ended
	July 31,
	2005	2004

Rent	$14,324	$15,334
Wages, commissions and benefits	102,473	91,821

	$116,797	$107,155

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. The amounts due to related parties are advances and rent due to directors of the Company and to a company with directors of the Company in common.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 5

Note 6	Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7	Common Stock – Notes 11 and 12

During the year ended April 30, 2005:

a)	The Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of share purchase warrants.

b)	The Company issued 290,000 common shares at $1.00 per share pursuant to a debt settlement agreement with a significant shareholder of the Company.

Commitments:

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company’s stock on the date of the grant. A summary of the status of the plan is as follows:

		Weighted Average
	Number	Exercise Price

Balance, April 30, 2004	-	-
Granted – Employees (1)	800,000	$1.50
Cancelled – Employees (1)	(125,000)	$1.50
Granted – Consultants (2)	100,000	$1.87
Granted – Employees (3)	350,000	$1.80
Cancelled – Employees (3)	(350,000)	$1.80
Granted – Consultants (4)	150,000	$1.58
Granted – Employees (5)	900,000	$1.58
Cancelled – Employees (5)	(300,000)	$1.58
Granted – Employees (6)	495,000	$1.06
Cancelled – Employees (6)	(50,000)	$1.06
Granted – Employees (7)	60,000	$1.15
Granted – Employees (8)	115,000	$1.10
Granted – Employees (9)	380,000	$1.06
Granted – Consultants (10)	175,000	$1.17
Granted – Employees (11)	20,000	$1.18
Granted – Consultants (12)	150,000	$1.07

Balance, April 30, 2005	2,870,000	$1.34

.../cont’d

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 6

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

		Weighted Average
	Number	Exercise Price

Balance, April 30, 2005	2,870,000	$1.34
Granted – Employees (13)	1,082,659	$0.70
Granted – Consultants (14)	33,333	$0.70
Granted – Employees (15)	500,000	$0.72
Granted – Consultants (16)	75,000	$0.67
Granted – Employees (17)	1,500,000	$0.74

Balance, June 31, 2005	6,060,992	$1.01

(1)

At July 31, 2005, there were 675,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.50 per share. These options expire on May 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on May 31, 2005 and the remaining 75% vesting 1/36th each month until May 31, 2008.

(2)

At July 31, 2005, there were 100,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At July 31, 2005, 60,000 of these share purchase options have vested with the balance vesting as follows: 20,000 on December 31, 2005 and 20,000 on June 30, 2006. The Company has recorded a stock-based compensation charge of $52,567 in respect to these options.

(3)

At January 31, 2005, there were 350,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.80 per share. These options were cancelled during the three months ended April 30, 2005.

(4)

At July 31, 2005, there were 150,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At July 31, 2005, 75,000 of these share purchase options have vested with the balance vesting as follows: 15,000 on September 30, 2005, 15,000 on December 31, 2005, 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $67,200 in respect to these options.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 7

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(5)

At July 31, 2005, there were 600,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 26, 2009.

These share purchase options vest over four years with 25% of the options vesting on October 26, 2005 and the remaining 75% vesting 1/36th each month until October 26, 2008.

(6)

At July 31, 2005, there were 445,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on December 31, 2009.

These share purchase options vest over four years with 25% of the options vesting on December 31, 2005 and the remaining 75% vesting 1/36th each month until December 31, 2008.

(7)

At July 31, 2005, there were 60,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.15 per share. These options expire on January 13, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 13, 2006 and the remaining 75% vesting 1/36th each month until January 13, 2009.

(8)

At July 31, 2005, there were 115,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.10 per share. These options expire on January 31, 2010.

These share purchase options vest over four years with 25% of the options vesting on January 31, 2006 and the remaining 75% vesting 1/36th each month until January 31, 2009.

(9)

At July 31, 2005, there were 380,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.06 per share. These options expire on February 7, 2010.

These share purchase options vest over four years with 25% of the options vesting on February 7, 2006 and the remaining 75% vesting 1/36th each month until February 7, 2009.

(10)

At July 31, 2005, there were 175,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 8

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(10)

At July 31, 2005, 70,000 of these share purchase options had vested with the balance vesting as follows: 17,500 on September 30, 2005, 17,500 on December 31, 2005, 17,500 on March 31, 2006, 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $50,808 in respect to these options.

(11)

At July 31, 2005, there were 20,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $1.18 per share. These options expire on March 18, 2010.

These share purchase options vest over four years with 25% of the options vesting on March 18, 2006 and the remaining 75% vesting 1/36th each month until March 18, 2009.

(12)

At July 31, 2005, there were 150,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

At July 31, 2005, 45,000 of these share purchase options had vested with the balance vesting as follows: 15,000 on August 31, 2005, 15,000 on November 30, 2005, 15,000 on February 28, 2006, 15,000 on May 31, 2006, 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $34,100 in respect to these options.

(13)

At July 31, 2005, there were 1,082,659 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.70 per share. These options expire on May 12, 2010.

These share purchase options vest over four years with 25% of the options vesting on May 12, 2006 and the remaining 75% vesting 1/36th each month until May 12, 2009.

(14)

At July 31, 2005, there were 33,333 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.70 per share. These options expire on May 12, 2010.

These share purchase options vest over four years with 25% of the options vesting on May 12, 2006 and the remaining 75% vesting 1/36th each month until May 12, 2009. The Company has recorded a stock-based compensation charge of $736 in respect to these options.

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 9

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(15)

At July 31, 2005, there were 500,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.72 per share. These options expire on June 1, 2010.

These share purchase options vest over four years with 25% of the options vesting on June 1, 2006 and the remaining 75% vesting 1/36th each month until June 1, 2009.

(16)

At July 31, 2005, there were 75,000 consultants share purchase options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on June 13, 2010.

These share purchase options vested 50,000 on June 13. 2005 and 25,000 on July 1, 2005. The Company has recorded a stock-based compensation charge of $33,525 in respect to these options.

(17)

At July 31, 2005, there were 1,500,000 employee share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.74 per share. These options expire on June 16, 2010.

These share purchase options vest over four years with 25% of the options vesting on June 16, 2006 and the remaining 75% vesting 1/36th each month until June 16, 2009.

The Company does not record compensation expense on granting of stock options to employees. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees for the three months ended July 31, 2005 and 2004 are as follows:

	2005	2004

Comprehensive loss for the period as reported	$(311,539)	$(207,733)
Stock-based compensation	(126,823)	(22,000)

Pro forma loss for the period	$(438,362)	$(229,733)

Pro forma basic and diluted loss per share	$(0.01)	$(0.01)

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 10

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

The fair value of the share purchase options outstanding at July 31, 2005 and April 30, 2005 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	July 31,	April 30,
	2005	2005

Risk free rate	2.5%	2.0%
Dividend yield	0%	0%
Weighted average expected volatility	64.6%	58.3%
Weighted average expected option life	5 yrs	5 yrs

Weighted average fair value	$0.55	$0.68
Total options outstanding	6,060,992	2,870,000
Total fair value of options outstanding	$3,326,956	$1,943,750

Note 8	Contingencies

a)

During the year ended April 30, 2004, the Company sold software to a customer for $41,295. The customer filed a misrepresentation claim against the Company in the amount of Cdn$10,000 (US$8,169). On August 11, 2004, the parties in the above noted action participated in a settlement conference before the British Columbia Small Claims Court. During that settlement conference, the parties came to an agreement to settle the dispute. The Company has entered into a settlement agreement with JP Tech pursuant to which JP Tech has agreed to release the Company and settle all claims relating to the agreement and dismiss the lawsuit on a without costs basis. The Company is in the process of finalizing the exchange of documents pursuant to the terms of the settlement agreement and has agreed to pay to JP Tech Cdn$6,000 (US$4,902) upon receipt by the Company of a full release.

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

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 11

Note 8	Contingencies – (cont’d)

c)

On February 14, 2005, the Company received correspondence from Xtend Communications Corporation (“XCC”) alleging that the Company’s use of the trademark “XTEN” infringes upon XCC’s registered trademarks. XCC, through counsel, has demanded that the Company cease all use, promotion or advertisement of any trademarks it deems to be confusingly similar to XCC’s registered trademarks, including the use of the “XTEN” trademark. On June 29, 2005, the Company entered into a settlement agreement and release whereby the Company agreed to cease using the “XTEN” trademark by September 29, 2005 in consideration of XCC ceasing its lawsuit and releasing the Company from any further claims.

Note 9	Segmented Information

Revenues by geographic segment are as follows:

	Three months ended
	July 31,
	2005	2004

North America	$709,012	$106,313
South America	6,085	-
Europe	73,497	325,345
Asia	38,445	23,000
Other	257	32,493

	$827,296	$487,151

During the three months ended July 31, 2004, one customer accounted for 61.5% of revenues.

During the three months ended July 31, 2005, two customers accounted for 57.3 % of revenues.

Note 10	Lease Commitments

The Company has entered into leases for premises which expire December 31, 2006 and require the following minimum payments for the periods ended:

July 31, 2006	$159,088
December 31, 2006	66,287

$$225,375

Xten Networks, Inc.

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 12

Note 11	Employment Contract

On June 16, 2005, the Company entered into an employment contract with the President of the Company to pay him an annual salary of CDN$225,000 (US$183,809). The Company also agreed to make certain severance payments should the Company terminate his employment without just cause ranging from CDN$37,500 (US$30,635) and increasing to CDN$450,000 (US$367,617) after 24 months. On September 7, 2005, the President resigned and the Company agreed to pay severance in accordance with the terms of the employment contract. In addition, 1,500,000 (Note 7 (17)) employee share purchase options were cancelled.

Note 12	Subsequent Events
(1) On August 15, 2005, 30,000 (Note 7 (13)) employee share purchase options were cancelled.
(2)

On August 29, 2005, the Company entered into an employment contract with the Chief Technology Officer of the Company to pay him an annual salary of CDN$180,000 (US$147,047). The Company also agreed to make certain severance payments should the Company terminate his employment without just cause ranging from CDN$30,000 (US$24,508) and increasing to CDN$90,000 (US$73,523) after 24 months.

In addition, the Company granted 1,200,000 employee share purchase options entitling the Chief Technology Officer of the Company the right to purchase one common share for each option held at $0.61 per share. These options expire on August 29, 2015.

These share purchase options vest over four years with 12.5% of the options vesting on March 31, 2006 and the remaining 87.5% vesting 1/42nd each month until September 30, 2009.

(3)	On August 31, 2005, 30,000 (Note 7 (13)) employee share purchase options were cancelled.
(4)

On September 7, 2005, the Company granted 510,000 employee share purchase options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. These options expire on September 7, 2010.

These share purchase options vest over four years with 25% of the options vesting on September 7, 2006 and the remaining 75% vesting 1/36th each month until September 7, 2009.

(5)

On September 12, 2005, the Company granted 50,000 consultants share purchase options entitling the holder thereof the right to purchase one common share for each option held at $0.61 per share. These options expire on September 12, 2010.

These share purchase options vest over four years, 1/48th each month until September 12, 2009.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to our shares of common stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean Xten Networks, Inc., unless otherwise indicated.

Overview of Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003. Until we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company, the previous management, who resigned and were replaced as a result of the merger, were focused on operating an entertainment advertising website.

Effective April 30, 2004, we acquired, by way of a merger, all of the shares of Xten Networks, a private Nevada company. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

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

Three months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

The following presentation and discussion relates to the consolidated operations of Xten Networks, Inc. (formerly Broad Scope Enterprises, Inc.) for the three months ended July 31, 2005.

	Three months ended July 31, 2005	Three months ended July 31, 2004
Sales	$827,296	$487,151
Administration and Other	$129,038	$118,453
Consulting and Professional Fees and Wages	$930,648	$516,469
Public Relations	$17,529	$Nil
Travel and Promotion	$59,885	$61,844

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ended July 31, 2005, we generated $827,296 in revenue compared to $487,151 for the three months ended July 31, 2004. This represents an increase of $340,145 or 69.8% increase from the same period last year.

For the three months ended July 31, 2005, we generated $710,678 in software sales revenue compared to $466,651 for the three months ended July 31, 2004. This is an increase of $244,027 or 52.3% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers. Two customers accounted for 57.3% of our revenues for the three months ended July 31, 2005. One customer accounted for 61.5% of our revenues for the three months ended July 31, 2004.

For the three months ended July 31, 2005, we generated $116,618 in consulting fees revenue compared to $20,500 for the three months ended July 31, 2004. This is an increase of $96,118 or 468.9% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2005, there was a significant increase in software sales, which directly affected consulting fees. Xten has also focused its efforts on developing a professional services department which has resulted in a significant revenue increase in consulting revenue.

Total expenses for the three months ended July 31, 2005 were $1,137,100 compared to $696,766 for the previous three months ended July 31, 2004.

Administration and other fees for the three months ended July 31, 2005 were $129,038 compared to $118,453 for the three months ended July 31, 2004. This is an increase of $10,585 or 8.9% from the same period last year. The marginal increase in general and administration expenses was primarily due to the cost associated with the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the three months ended July 31, 2005 were $930,648 compared to $516,469 for the three months ended July 31, 2004. This is an increase of $414,179 or 80.2% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the three months ended July 31, 2005 were $17,529 compared to $Nil for the three months ended July 31, 2004. This is an increase of $17,529 from the previous year. This increase was due to our increased public relations activities.

Travel and promotion expenses for the three months ended July 31, 2005 were $59,885 compared to $61,844 for the three months ended July 31, 2004. This is a decrease of $1,959 or 3.2% from the same period last year. The decrease in travel and promotion expense was due primarily to a more cost conscience approach to travel expenses and a more selective scheduling of pre-sales activities, and our active participation in industry tradeshows.

Liquidity and Capital Resources

As of July 31, 2005, we had $1,094,734 in cash and cash equivalents compared to $1,244,906 at April 30, 2005. This represents a decrease of $150,172 or 12.1%. The Company had a working capital surplus of $840,239 at July31, 2005, compared to a surplus of $1,091,223 at April 30, 2005. This represents a decrease of $250,984 or 23.0%.

Operating Activities

Our operating activities resulted in net cash outflows of $71,294 for the three months ended July 31, 2005. This compares with a net outflow of $364,869 for the same period last year. This represents a $293,575 or 80.5% decrease in the use of cash compared to the same period last year. The operating cash outflows for the three month period ended July 31, 2005 resulted from a net loss of $309,804 with adjustments for non-cash expenses and changes in working capital balances.

Investing Activities

Investing activities resulted in net cash outflows of $63,432 for the three months ended July 31, 2005. This compares with a net outflow of $144,955 for the same period last year. This represents a $81,523 or 56.2% decrease in the use of cash compared to the same period last year. During the three months ended July 31, 2005, we spent $56,107 on property and equipment purchased during the period. This compares to equipment purchases of $144,620 for the same period last year. At July 31, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash outflow of $15,446 for the three months ended July 31, 2005, compared to net cash outflows of $144,955 for the same period last year.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

Since inception, our company has had negative cash flows from operations. Our business plan calls for continued development of our products, increased marketing and promotional activities and expanding our position in the market. We may require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our current and new software or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our proposed business plans.

We do not have any arrangements for financing. We will depend on a mix of revenues and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Management is aware of similar products which do compete directly with our products and some of the companies developing these similar products are larger, better-financed companies and may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and may ultimately adversely affect our ability to continue as a going concern.

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

All of our directors and officers are currently located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

All of our directors and officers are currently nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against some of our directors or officers.

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

On June 29, 2005, we entered into a settlement agreement and release whereby we agreed to cease using the XTEN trademark by September 29, 2005 in consideration of Xtend Communications Corporation ceasing its lawsuit and releasing us from any further claims. We, in contemplation of this change, have developed a brand and identity consistent with our strategy, product and customers. We believe that this identity will better reflect the business of our company and allow us to continue to differentiate ourselves in the industry, providing additional momentum as we further roll out our business plan. We will launch this identity on or before September 29, 2005.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2005, we received correspondence from Xtend Communications Corporation alleging that our use of our XTEN trademark infringes upon its registered trademarks. Xtend demanded that we cease all use, promotion, or advertisement of any marks it deems to be confusingly similar to Xtend’s registered trademarks, including our use of the XTEN mark. On April 18, 2005, Xtend commenced a lawsuit in the United States District Court for Southern District of New York (Civil Number 05CV3930 (SHS)) alleging that our trademark infringed upon Xtend’s registered trademarks. On June 29, 2005, we entered into a settlement agreement and release whereby we agreed to cease using the XTEN trademark by September 29, 2005 in consideration of Xtend ceasing its lawsuit and releasing us from any further claims. We, in contemplation of this change, have developed a brand and identity consistent with our strategy, product and customers. We believe that this identity will better reflect the business of our company and allow us to continue to differentiate ourselves in the industry, providing additional momentum as we further roll out our business plan. We will launch this identity on or before September 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table discloses securities of our company that have been repurchased by our company during the quarter ended July 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
May 1 – 31, 2005	13,000(1)	$0.001	N/A	N/A

(1) On May 12, 2005, we entered into a share repurchase agreement with Marty Hofmeister, one of our employees, for the repurchase of 13,000 common shares of our company for a total purchase price of US$13.

On May 12, 2005, we granted stock options to certain employees and a consultant for the option to purchase an aggregate of 1,115,992 shares of our common stock at an exercise price of $0.70 per share, exercisable until May 12, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreements dated May 12, 2005. We issued the stock options to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 1, 2005, we granted stock options to an employee for the option to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.72 per share, exercisable until June 1, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreement dated June 1, 2005. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 13, 2005, we granted stock options to a consultant for the option to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $0.67 per share, exercisable until June 13, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreement dated June 13, 2005. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 16, 2005, we granted stock options to a director and officer for the option to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.74 per share, exercisable until June 16, 2010. The stock options are subject to vesting provisions as set forth in the employment agreement dated June 16, 2005. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933)

in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. On September 7, 2005, these stock options were cancelled.

On August 29, 2005, we granted stock options to an officer for the option to purchase an aggregate of 1,200,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until August 29, 2015. The stock options are subject to vesting provisions as set forth in the employment agreement dated August 29, 2005. We issued the stock options to a U.S. person in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On September 7, 2005, we granted stock options to two directors and two employees for the option to purchase an aggregate of 510,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until September 7, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreements dated September 7, 2005. We issued the stock options to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 12, 2005, we granted stock options to a consultant for the option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until September 12, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreement dated September 12, 2005. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

3.3            Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

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

10.1          Domain Name Assignment Agreement, dated May 2, 2003, between Broad Scope Enterprises, Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.2          Subscription Agreement, dated April 20, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.3          Subscription Agreement, dated May 1, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.4          Subscription Agreement, dated May 2, 2003, between Broad Scope Enterprises Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.5          Form of Subscription Agreement between Broad Scope Enterprises Inc. and various private placement placees (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.6          Agreement and Plan of Merger among Broad Scope Enterprises Inc., Xten Networks, Inc., Broad Scope Acquisition Corp. and Mark Bruk (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

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

10.9          Debt Settlement and Subscription Agreement dated April 19, 2005 between Xten Networks, Inc. and Steven Bruk (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.10        Employment Agreement dated June 16, 2005 between Xten Networks R&D Inc. and Larry Timlick (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.11        Settlement Agreement and Release dated June 29, 2005 between Xtend Communications Corp. and Xten Networks, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.12        Share Repurchase Agreement dated May 12, 2005 between Xten Networks, Inc. and Marty Hofmeister (filed herewith).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

(21)	Subsidiaries of Xten Networks, Inc.

Xten Networks R&D Inc. (incorporated in the Province of British Columbia, Canada)

CounterPath Solutions, Inc. (incorporated in the State of Nevada, U.S.A.)

(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification

32.1  Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTEN NETWORKS, INC.

By:	/s/ Mark Bruk
Mark Bruk, CEO
(Principal Executive, Financial, and Accounting Officer)

Date: September 14, 2005