Form 10QSB
period 2005-10-31
COUNTERPATH SOLUTIONS, INC.
filed 2005-12-15
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50346

COUNTERPATH SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8th Floor, 100 West Pender Street, Vancouver, British Columbia, Canada V6B 1R8
(Address of principal executive offices)
604.320.3344
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  37,915,462 common shares issued and outstanding as of October 31, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(Stated in US Dollars)

(Unaudited)

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2005 and April 30, 2005

(Stated in US Dollars)

(Unaudited)

		October 31,	April 30,
ASSETS		2005	2005

Current
Cash		$920,351	$1,244,906
Accounts receivable		608,580	347,163
Prepaid expenses and deposits		34,130	41,713

		1,563,061	1,633,782
Equipment		291,233	266,403
Deposits		15,314	6,510
Trademarks		3,919	1,780

		$1,873,527	$1,908,475

LIABILITIES

Current
Accounts payable and accrued liabilities		$499,246	$301,635
Due to related parties – Note 5		15,401	26,130
Advances payable – Note 6		2,000	2,000
Unearned revenue		216,800	66,400
Customer deposits		168,506	88,000
Warranty payable		63,424	58,394

		965,377	542,559

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 7, 11 and 12
415,384,500	shares authorized
37,915,462	shares issued (April 30, 2005: 37,915,462)	37,915	37,915
Additional paid-in capital – Note 7		2,520,253	2,403,855
Deficit		(1,604,465)	(1,035,936)
Accumulated other comprehensive loss		(45,553)	(39,918)

		908,150	1,365,916

		$1,873,527	$1,908,475

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	October 31,	October 31	October 31,	October 31,
	2005	2004	2005	2004
Revenues
Software sales	$731,164	$653,618	$1,441,842	$1,120,269
Consulting fees	354,937	23,746	471,555	44,246

	1,086,101	677,364	1,913,397	1,164,515
Expenses
Amortization	59,039	23,431	109,846	40,938
Bad debts (recovery)	(25,979)	(5,253)	(5,827)	7,800
Computer expenses	3,442	373	4,701	2,287
Consulting fees	96,878	30,444	201,014	145,641
Foreign exchange loss (gain)	5,326	(19,880)	7,226	(12,190)
Lawsuit settlement	5,097	-	5,097	-
Licenses and permits	61,426	39,257	31,426	85,055
Office and miscellaneous	15,615	39,932	36,550	52,328
Professional fees	84,454	26,341	143,127	49,749
Public relations	8,541	38,954	26,070	38,954
Rent – Note 5	56,859	17,027	97,416	35,931
Stock-based compensation	43,812	52,867	116,398	52,867
Telephone and internet	23,271	2,771	39,987	10,604
Travel and promotion	115,001	90,062	174,886	151,906
Wages, commissions and benefits – Note 5	793,131	518,502	1,488,385	879,766
Warranty expense	(1,087)	20,811	5,030	20,811
Write-off of trademark	-	-	594	-

	1,344,826	875,639	2,481,926	1,562,447

Loss from continuing operations	(258,725)	(198,275)	(568,529)	(397,932)
Income from discontinued operations
Gain on disposal of subsidiary – Note 4	-	-	-	8,524

Net loss for the period	(258,725)	(198,275)	(568,529)	(389,408)

Other comprehensive loss:
Foreign currency adjustments	(3,900)	(19,742)	(5,635)	(19,742)

Comprehensive loss	$(262,625)	$(218,017)	$(574,164)	$(409,150)

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted income per share – discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	37,915,462	$37,214,549	$37,915,462	$37,176,505

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004
Cash flows used in operating activities
Net loss for the period	$(568,529)	$(389,408)
Items not involving cash:
Amortization	109,846	40,938
Foreign currency adjustments	(5,635)	(19,742)
Gain on disposal of subsidiary	-	(8,524)
Stock based compensation	116,398	52,867
Write-off of trademark	594	-
Changes in non-cash working capital items:
Accounts receivable	(261,417)	(507,041)
Prepaid expenses and deposits	7,583	(41,849)
Accounts payable and accrued liabilities	197,611	225,369
Unearned revenue	150,400	25,300
Customer deposits	80,506	-
Warranty payable	5,030	20,811

	(167,613)	(601,279)

Cash flows from (used in) financing activities
Common stock issued	-	1,000,000
Advances payable	-	15,553
Decrease in due to related parties	(10,729)	(64,635)

	(10,729)	950,918

Cash flows used in investing activities
Deposits	(8,804)	-
Purchase of equipment	(134,676)	(196,718)
Trademarks	(2,733)	(335)

	(146,213)	(197,053)

Increase (decrease) in cash from continuing operations	(324,555)	152,586

Increase in cash from discontinued operations	-	1,724

Increase (decrease) in cash during the period	(324,555)	154,310

Cash, beginning of the period	1,244,906	944,285

Cash, end of the period	$920,351	$1,098,595

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the period from April 30, 2004 to October 31, 2005

(Stated in US Dollars)

(Unaudited)

						Accumulated
		Number		Additional		Other
		of		Paid-in		Comprehensive
		Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2004		37,138,462	$37,138	$951,895	$(255,528)	$-	$733,505
Shares issued for cash on the exercise of warrants - at $2.00		500,000	500	999,500	-	-	1,000,000
Shares issued for debt	- at $1.00	290,000	290	289,710	-	-	290,000
Shares cancelled	- at $0.001	(13,000)	(13)	-	-	-	(13)
Stock-based compensation		-	-	162,750	-	-	162,750
Net loss for the year		-	-	-	(780,408)	-	(780,408)
Other comprehensive loss for the year		-	-	-	-	(39,918)	(39,918)

Balance, April 30, 2005		37,915,462	37,915	2,403,855	(1,035,936)	(39,918)	1,365,916
Stock-based compensation		-	-	116,398	-	-	116,398
Net loss for the period		-	-	-	(568,529)	-	(568,529)
Other comprehensive loss for the period		-	-	-	-	(5,635)	(5,635)

Balance, October 31, 2005		37,915,462	$37,915	$2,520,253	$(1,604,465)	$(45,553)	$908,150

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

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

Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ended April 30, 2006.

Note 2	Nature and Continuance of Operations

Counterpath Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company provides Voice over Internet Protocol software and related consulting services to customers in North America, South America, Europe, Asia and other areas of the world.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2005, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $1,604,465 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

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

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CounterPath Solutions R&D Inc., a company incorporated by the Company on May 10, 2004 in British Columbia, Canada. All inter-company transactions and balances have been eliminated.

Pursuant to an Agreement and Plan of Merger dated August 26, 2005, the Company and its wholly-owned subsidiary, Ineen, Inc. were merged, with the Company being the surviving entity. This transaction was effective September 16, 2005 and had no effect on the Company’s consolidated financial statements. In conjunction with the merger, the Company changed its name to CounterPath Solutions, Inc.

b)	Revenue Recognition

The Company receives revenues consisting of software sales and consulting fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one-year warranty on software products is provided by the Company. The Company records a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company has also set up unearned revenue on software sales to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 3

Note 3	Significant Accounting Policies – (cont’d)

c)	Stock-based Compensation

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

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 4

Note 3	Significant Accounting Policies – (cont’d)

f)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on May 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on the overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the consolidated financial statements.

Note 4	Discontinued Operations

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

$(8,524)

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 5

Note 5	Related Party Transactions

During the three and six months ended October 31, 2005 and 2004, the Company was charged the following expenses by directors of the Company or by companies with directors of the Company in common:

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004

Rent	$4,453	$-	$18,777	$15,334
Wages, commissions and benefits	89,103	36,802	191,576	128,623

	$93,556	$36,802	$210,353	$143,957

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

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

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

.../cont’d

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 7

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

		Weighted Average
	Number	Exercise Price

Balance, April 30, 2005	2,870,000	$1.34
Granted – Employees (13)	1,082,659	$0.70
Granted – Consultants (14)	33,333	$0.70
Cancelled – Consultants (14)	(33,333)	$0.70
Granted – Employees (15)	500,000	$0.72
Granted – Consultants (16)	75,000	$0.67
Granted – Employees (17)	1,500,000	$0.74
Cancelled – Employees (17)	(1,500,000)	$0.74
Granted – Consultants (18)	50,000	$0.61
Granted – Employees (19)	1,200,000	$0.61
Granted – Employees (20)	510,000	$0.61
Cancelled – Employees (1,5,6,7,8,9,11,13,15,19,20)	(5,187,659)	$0.96
Granted – Consultants (21)	170,000	$0.39
Granted – Employees (22)	6,940,000	$0.39

Balance, October 31, 2005	8,210,000	$0.47

(1)	During the six months ended October 31, 2005, 675,000 employee stock options exercisable at $1.50 per share were cancelled.

(2)

At October 31, 2005, there were 100,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At October 31, 2005, 60,000 of these options have vested with the balance vesting as follows: 20,000 on December 31, 2005 and 20,000 on June 30, 2006. The Company has recorded a stock-based compensation charge of $60,867 in respect to these options.

(3)	During the year ended April 30, 2005, 350,000 employee stock options exercisable at $1.80 per share were cancelled.

(4)

At October 31, 2005, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 8

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(4)	– (cont’d)

At October 31, 2005, 90,000 of these options have vested with the balance vesting as follows: 15,000 on December 31, 2005, 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $79,800 in respect to these options.

(5)	During the six months ended October 31, 2005, 600,000 employee stock options exercisable at $1.58 per share were cancelled.

(6)	During the six months ended October 31, 2005, 445,000 employee stock options exercisable at $1.06 per share were cancelled.

(7)	During the six months ended October 31, 2005, 60,000 employee stock options exercisable at $1.15 per share were cancelled.

(8)	During the six months ended October 31, 2005, 115,000 employee stock options exercisable at $1.10 per share were cancelled.

(9)	During the six months ended October 31, 2005, 380,000 employee stock options exercisable at $1.06 per share were cancelled.

(10)

At October 31, 2005, there were 175,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

At October 31, 2005, 87,500 of these options had vested with the balance vesting as follows: 17,500 on December 31, 2005, 17,500 on March 31, 2006, 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $62,533 in respect to these options.

(11)	During the six months ended October 31, 2005, 20,000 employee stock options exercisable at $1.18 per share were cancelled.

(12)

At October 31, 2005, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 9

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(12)	– (cont’d)

At October 31, 2005, 60,000 of these options had vested with the balance vesting as follows: 15,000 on November 30, 2005, 15,000 on February 28, 2006, 15,000 on May 31, 2006, 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $43,400 in respect to these options.

(13)	During the six months ended October 31, 2005, 1,082,659 employee stock options exercisable at $0.70 per share were cancelled.

(14)	During the six months ended October 31, 2005, 33,333 consultant stock options exercisable at $0.70 per share were cancelled.

The Company has recorded a stock-based compensation charge of $1,408 in respect to these options.

(15)	During the six months ended October 31, 2005, 500,000 employee stock options exercisable at $0.72 per share were cancelled.

(16)

At October 31, 2005, there were 75,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on June 13, 2010.

These options vested 50,000 on June 13, 2005 and 25,000 on July 1, 2005. The Company has recorded a stock-based compensation charge of $29,925 in respect to these options.

(17)	During the six months ended October 31, 2005, 1,500,000 employee stock options exercisable at $0.74 per share were cancelled.

(18)

At October 31, 2005, there were 50,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.61 per share. These options expire on September 12, 2010.

These options vest over four years, 1/48th each month until September 12, 2009. The Company has recorded a stock-based compensation charge of $458 in respect to these options.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 10

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

(19)

On August 29, 2005, the Company granted 1,200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. On October 10, 2005, these options were cancelled.

(20)

On September 7, 2005, the Company granted 110,000 employee stock options and 400,000 director stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. On October 10, 2005, the 110,000 employee options were cancelled.

At October 31, 2005, 400,000 director stock options were outstanding. These options expire on September 7, 2010.

These options vest over four years with 25% of the options vesting on September 7, 2006 and the remaining 75% vesting 1/36th each month until September 7, 2009.

(21)

At October 31, 2005, there were 170,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009. The Company has recorded a stock-based compensation charge of $757 in respect to these options.

(22)

On October 31, 2005, there were 6,940,000 employee stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 11

Note 7	Common Stock – Notes 11 and 12 – (cont’d)

Commitments: – (cont’d)

The Company does not record compensation expense on granting of stock options to employees or directors. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees for the three and six months ended October 31, 2005 and 2004 are as follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004

Comprehensive loss as reported	$(262,625)	$(218,017)	$(574,164)	$(409,150)
Stock-based compensation	(149,154)	(50,288)	(275,977)	(72,288)

Pro forma loss	$(411,779)	$(268,305)	$(850,141)	$(481,438)

Pro forma basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The fair value of the share purchase options outstanding at October 31, 2005 and April 30, 2005 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	October 31,	April 30,
	2005	2005

Risk free rate	4.2%	2.0%
Dividend yield	0%	0%
Weighted average expected volatility	71.1%	58.3%
Weighted average expected option life	9.3 yrs	5 yrs

Weighted average fair value	$0.33	$0.68
Total options outstanding	8,210,000	2,870,000
Total fair value of options outstanding	$2,719,935	$1,943,750

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 12

Note 8	Contingency

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

Note 9	Segmented Information

Revenues by geographic segment are as follows:

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004

North America	$678,365	$113,223	$1,387,377	$207,536
South America	175,101	24,400	181,186	36,400
Europe	70,715	505,900	144,212	528,900
Asia	3,938	30,971	42,383	356,316
Other	157,982	2,870	158,239	35,363

	$1,086,101	$677,364	$1,913,397	$1,164,515

During the six months ended October 31, 2004, two customers accounted for 68.7% of revenues.

During the six months ended October 31, 2005, three customers accounted for 43.0 % of revenues.

Note 10	Lease Commitments

The Company has entered into three leases for office premises which expire December 31, 2006 and require the following minimum payments for the periods ended:

October 31, 2006	$193,054
December 31, 2006	32,176

$225,230

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Stated in US Dollars)

(Unaudited) – Page 13

Note 11	Employment Contract

On June 16, 2005, the Company entered into an employment contract with the former President of the Company to pay him an annual salary of CDN$225,000 (US$183,809). The Company also agreed to make certain severance payments should the Company terminate his employment without just cause ranging from CDN$37,500 (US$30,635) and increasing to CDN$450,000 (US$367,617) after 24 months. On September 7, 2005, he resigned and the Company agreed to pay severance in accordance with the terms of the employment contract. In addition, 1,500,000 (Note 7 (17)) employee share purchase options were cancelled.

Note 12	Subsequent Events

a)

On December 12, 2005, the Company granted 250,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on December 12, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until December 12, 2009.

b)

On December 13, 2005, the Company completed the sale of a convertible debenture in the principal amount of $2,000,000. The convertible debenture is unsecured, bears interest at 5% per annum and will mature on November 21, 2007. At the option of the investor, the debenture may be converted into common shares at a conversion price of $0.40 per share. Included with the convertible debenture were share purchase warrants for the purchase of 2,500,000 common shares exercisable until November 21, 2007 at $0.80 per share.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean CounterPath Solutions, Inc., unless otherwise indicated.

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

On August 26, 2005, we entered into an agreement and plan of merger with our wholly-owned subsidiary, Ineen, Inc. whereby Ineen would merge with our company, with our company carrying on as the surviving corporation. The merger was completed effective September 16, 2005 and our company changed its name to CounterPath Solutions, Inc.

Business of CounterPath

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

Six Months Ended October 31, 2005 Compared to Six Months Ended October 31, 2004

The following presentation and discussion relates to our consolidated operations for the six months ended October 31, 2005.

	Six months ended October 31, 2005	Six months ended October 31, 2004
Sales	$1,913,397	$1,164,515
Administration and Other	$332,046	$243,564
Consulting and Professional Fees and Wages	$1,948,924	$1,128,023
Public Relations	$26,070	$38,954
Travel and Promotion	$174,886	$151,906

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the six months ended October 31, 2005, we generated $1,913,397 in revenue compared to $1,164,515 for the six months ended October 31, 2004. This represents an increase of $748,882 or 64.3% increase from the same period last year.

For the six months ended October 31, 2005, we generated $1,441,842 in software sales revenue compared to $1,120,269 for the six months ended October 31, 2004. This is an increase of $321,573 or 28.7% from the same period last year. The increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers. Three customers accounted for 43.0% of our revenues for the six months ended October 31, 2005. Two customers accounted for 68.7% of our revenues for the six months ended October 31, 2004.

For the six months ended October 31, 2005, we generated $471,555 in consulting fees revenue compared to $44,246 for the six months ended October 31, 2004. This is an increase of $427,309 or 965.8% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2005, there was a significant increase in software sales, which directly affected consulting fees. CounterPath has continued to focus its efforts on professional services which has resulted in a significant revenue increase.

Total expenses for the six months ended October 31, 2005 were $2,481,926 compared to $1,562,447 for the previous six months ended October 31, 2004. This represents an increase of $919,479 or 58.8% from the same period last year.

Administration and other fees for the six months ended October 31, 2005 were $332,046 compared to $243,564 for the six months ended October 31, 2004. This is an increase of $88,482 or 36.3% from the same period last year. The increase in general and administration expenses was primarily due to the cost associated with the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the six months ended October 31, 2005 were $1,948,924 compared to $1,128,023 for the six months ended October 31, 2004. This is an increase of $820,901 or 72.8% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the six months ended October 31, 2005 were $26,070 compared to $38,954 for the six months ended October 31, 2004. This is a decrease of $12,884 from the previous year. This decrease was primarily due to bringing public relations in-house at a lower cost and moving to a more cost effective investor relations consultant.

Travel and promotion expenses for the six months ended October 31, 2005 were $174,886 compared to $151,906 for the six months ended October 31, 2004. This is an increase of $22,980 or 15.1% from the same period last year. The increase in travel and promotion expense was due to an increase in travel associated with sales activities and our active participation in industry tradeshows.

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

The following presentation and discussion relates to our consolidated operations for the three months ended October 31, 2005.

	Three months ended October 31, 2005	Three months ended October 31, 2004
Sales	$1,086,101	$677,364
Administration and Other	$203,009	$118,469
Consulting and Professional Fees and Wages	$1,018,275	$628,154
Public Relations	$8,541	$38,954
Travel and Promotion	$115,001	$90,062

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ended October 31, 2005, we generated $1,086,101 in revenue compared to $677,364 for the three months ended October 31, 2004. This represents an increase of $408,737 or 60.3% increase from the same period last year.

For the three months ended October 31, 2005, we generated $731,164 in software sales revenue compared to $653,618 for the three months ended October 31, 2004. This is an increase of $77,546 or 11.9% from the same period last year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers.

For the three months ended October 31, 2005, we generated $354,937 in consulting fees revenue compared to $23,746 for the three months ended October 31, 2004. This is an increase of $331,191 or 1394.7% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2005, there was a significant increase in software sales, which directly affected consulting fees. CounterPath has continued to focus its efforts on professional services which has resulted in a significant revenue increase.

Total expenses for the three months ended October 31, 2005 were $1,344,826 compared to $875,639 for the previous three months ended October 31, 2004. This represents an increase of $469,187 or 53.6% over the same period last year.

Administration and other fees for the three months ended October 31, 2005 were $203,009 compared to $118,469 for the three months ended October 31, 2004. This is an increase of $84,540 or 71.4% from the same period last year. The increase in general and administration expenses was primarily due to the cost associated with the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the three months ended October 31, 2005 were $1,018,275 compared to $628,154 for the three months ended October 31, 2004. This is an increase of $390,121 or 62.1% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the three months ended October 31, 2005 were $8,541 compared to $38,954 for the three months ended October 31, 2004. This is a decrease of $30,413 from the previous year. This decrease was primarily due to bringing public relations in-house at a lower cost and moving to a more cost effective investor relations consultant.

Travel and promotion expenses for the three months ended October 31, 2005 were $115,001 compared to $90,062 for the three months ended October 31, 2004. This is an increase of $24,939 or 27.7% from the same period last year. The increase in travel and promotion expense was due to an increase in travel associated with sales activities and our active participation in industry tradeshows.

Liquidity and Capital Resources

As of October 31, 2005, we had $920,351 in cash and cash equivalents compared to $1,244,906 at April 30, 2005. This represents a decrease of $324,555 or 26.1%. We had a working capital surplus of $597,684 at October 31, 2005, compared to a surplus of $1,091,223 at April 30, 2005. This represents a decrease of $493,539 or 45.2%.

Operating Activities

Our operating activities resulted in net cash outflows of $167,613 for the six months ended October 31, 2005. This compares with a net outflow of $601,279 for the same period last year. This represents a $433,666 or 72.1% decrease in the use of cash compared to the same period last year. The operating cash outflows for the six month period ended October 31, 2005 resulted from a net loss of $568,529 with adjustments for non-cash expenses and changes in working capital balances. There was an increase in customer deposits of $80,506 in this period. Accounts receivable has increased by $261,417, accounts payable and accrued liabilities increased by $197,611, unearned revenue increase by $150,400, prepaid and deposits decreased by $7,583, and warranty payable increased by $5,030.

Investing Activities

Investing activities resulted in net cash outflows of $146,213 for the six months ended October 31, 2005. This compares with a net outflow of $197,053 for the same period last year. This represents a $50,840 or 25.8% decrease in the use of cash compared to the same period last year. During the six months ended October 31, 2005, we spent $134,676 on property and equipment purchased during the period. This compares to equipment purchases of $196,718 for the same period last year. At October 31, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash outflow of $10,729 for the six months ended October 31, 2005, compared to net cash inflows of $950,918 for the same period last year.

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

In December 2004, the FASB issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS 123R May 1, 2006. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names www.counterpath.com, www.counterpath.net, www.sipindex.com, www.voipmobility.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info, and applying to register the trademarks COUNTERPATHTM and EYEBEAMTM, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including COUNTERPATH, EYEBEAM, X-PRO, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.NET, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

On June 29, 2005, we entered into a settlement agreement and release whereby we agreed to cease using the XTEN trademark by September 29, 2005 in consideration of Xtend Communications Corporation ceasing its lawsuit and releasing us from any further claims. We, in contemplation of this change, have developed a brand and identity consistent with our strategy, product and customers. We believe that this identity will better reflect the business of our company and allow us to continue to differentiate ourselves in the industry, providing additional momentum as we further roll out our business plan. We changed our name to CounterPath Solutions, Inc. effective September 16, 2005 and subsequently launched our new identity.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 31, 2005, to our knowledge, we are not a party in any legal proceedings and none of our directors, officers, affiliates or shareholders owning more than 5% of our common shares is a party in any legal proceedings which is adverse to our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table discloses securities of our company that have been repurchased by our company during the quarter ended October 31, 2005:

On August 29, 2005, we granted stock options to an officer for the option to purchase an aggregate of 1,200,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until August 29, 2010. The stock options are subject to vesting provisions as set forth in the stock option and subscription agreement dated August 29, 2005. On October 10, 2005, these stock options were repriced at $0.39 per share exercisable until October 7, 2010 and the vesting provisions were amended pursuant to the amended and restated stock option and subscription agreement dated October 10, 2005. We issued the stock options to a U.S. person in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On September 7, 2005, we granted stock options to two directors and two employees for the option to purchase an aggregate of 510,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until September 7, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreements dated September 7, 2005. On October 10, 2005, the stock options granted to the two employees were repriced at $0.39 per share exercisable until October 7, 2010 and the vesting provisions were amended pursuant to the amended and restated stock option and subscription agreements dated October 10, 2005. We issued the stock options to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 12, 2005, we granted stock options to a consultant for the option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.61 per share, exercisable until September 12, 2010. The stock options are subject to vesting provisions as set forth in the stock option agreement dated September 12, 2005. On October 10, 2005, these stock options were repriced at $0.39 per share exercisable until October 7, 2010 and the vesting provisions were amended pursuant to the amended and restated stock option and subscription agreement dated October 10, 2005. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

3.3          Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4          Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

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

4.5          Form of Amended and Restated Stock Option and Subscription Agreement (Canadian Residents) (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2005).

4.6          Form of Amended and Restated Stock Option and Subscription Agreement (U.S. Residents) (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2005).

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

10.12       Share Repurchase Agreement dated May 12, 2005 between Xten Networks, Inc. and Marty Hofmeister (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2005).

10.13       Agreement and Plan of Merger between Xten Networks, Inc. and Ineen, Inc. dated August 26, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

(21)	Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:	/s/ Mark Bruk
Mark Bruk, CEO
(Principal Executive, Financial, and Accounting Officer)

Date: December 15, 2005