Form 10QSB
period 2006-01-31
COUNTERPATH SOLUTIONS, INC.
filed 2006-03-17
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

37,915,462 common shares issued and outstanding as of March 13, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐     No ☒

Item 1. Financial Statements.

PART I - FINANCIAL INFORMATION

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

(Stated in US Dollars)

(Unaudited)

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2006 and April 30, 2005

(Stated in US Dollars)

(Unaudited)

		January 31,	April 30,
ASSETS		2006	2005

Current
Cash		$2,871,396	$1,244,906
Accounts receivable		412,276	347,163
Prepaid expenses and deposits		87,710	41,713

		3,371,382	1,633,782

Equipment		293,870	266,403
Deposits		-	6,510
Trademarks		8,001	1,780

		$3,673,253	$1,908,475

LIABILITIES

Current
Accounts payable and accrued liabilities		$640,627	$301,635
Due to related parties – Note 5		15,217	26,130
Advances payable		2,000	2,000
Unearned revenue		224,900	66,400
Customer deposits		63,477	88,000
Warranty payable		64,428	58,394

		1,010,649	542,559

Convertible debenture – Note 6		2,000,000	-

		3,010,649	542,559

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 7, 10 and 11
415,384,500	shares authorized
37,915,462	shares issued (April 30, 2005: 37,915,462)	37,915	37,915
Additional paid-in capital – Note 7		2,714,290	2,403,855
Deficit		(2,033,405)	(1,035,936)
Accumulated other comprehensive loss		(56,196)	(39,918)

		662,604	1,365,916

		$3,673,253	$1,908,475

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues
Software sales	$1,033,610	$838,163	$2,475,452	$1,958,432
Consulting fees	204,322	90,445	675,877	134,691

	1,237,932	928,608	3,151,329	2,093,123
Expenses
Amortization	64,602	30,425	174,448	71,363
Bad debts (recovery)	8,324	(6,140)	2,497	1,660
Computer expenses	2,968	2,792	7,669	5,079
Consulting fees	171,781	126,880	372,795	272,521
Finance fees – Note 6	147,500	-	147,500	-
Foreign exchange loss	1,866	14,391	9,092	2,201
Gain on forgiveness of debt	-	(10,895)	-	(10,895)
Interest on convertible debenture – Notes 5 and 6	13,333	-	13,333	-
Lawsuit settlement	-	-	5,097	-
Licenses and permits	70,462	657	101,888	85,712
Office and miscellaneous	28,403	35,545	64,953	87,873
Professional fees	29,854	14,810	172,981	64,559
Public relations	11,488	35,616	37,558	74,570
Rent – Note 5	51,698	33,726	149,114	69,657
Stock-based compensation	46,537	25,100	162,935	77,967
Telephone and internet	23,704	24,359	63,691	34,963
Travel and promotion	51,435	46,526	226,321	198,432
Wages, commissions and benefits – Note 5	941,913	620,661	2,430,298	1,500,427
Warranty expense	1,004	22,982	6,034	43,793
Write-off of trademark	-	-	594	-

	1,666,872	1,017,435	4,148,798	2,579,882

Loss from continuing operations	(428,940)	(88,827)	(997,469)	(486,759)
Income from discontinued operations
Gain on disposal of subsidiary – Note 4	-	-	-	8,524

Net loss for the period	(428,940)	(88,827)	(997,469)	(478,235)

Other comprehensive loss:
Foreign currency adjustments	(10,643)	(16,650)	(16,278)	(36,392)

Comprehensive loss	$(439,583)	$(105,477)	$(1,013,747)	$(514,627)

Basic and diluted loss per share – continuing
Operations	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted income per share
discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	37,915,462	37,638,462	37,915,462	37,330,491

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	2006	2005
Cash flows used in operating activities
Net loss for the period	$(997,469)	$(478,235)
Items not involving cash:
Amortization	174,448	71,363
Gain on forgiveness of debt	-	(10,895)
Gain on disposal of subsidiary	-	(8,524)
Stock based compensation	162,935	77,967
Finance fees	147,500	-
Write-off of trademark	594	-
Changes in non-cash working capital items:
Accounts receivable	(63,950)	(74,397)
Prepaid expenses and deposits	(38,717)	(40,657)
Accounts payable and accrued liabilities	315,880	254,297
Unearned revenue	158,500	46,170
Customer deposits	(24,523)	103,000
Warranty payable	6,034	43,793

	(158,768)	(16,118)
Cash flows from financing activities
Common stock issued	-	1,000,000
Convertible debenture	2,000,000	-
Advances payable	-	13,060
Decrease in due to related parties	(11,652)	(52,566)

	1,988,348	960,494

Cash flows used in investing activities
Purchase of equipment	(201,915)	(265,613)
Trademark costs	(6,815)	(335)

	(208,730)	(265,948)

Increase in cash from continuing operations	1,620,850	677,533

Increase in cash from discontinued operations	-	1,724

Foreign currency translation effect on cash	5,640	(37,287)

Increase in cash during the period	1,626,490	642,865

Cash, beginning of the period	1,244,906	944,285

Cash, end of the period	$2,871,396	$1,587,150

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,333	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the period from April 30, 2004 to January 31, 2006

(Stated in US Dollars)

(Unaudited)

						Accumulated
				Additional		Other
		Number of		Paid-in		Comprehensive
		Shares	Par Value	Capital	Deficit	Loss	Total

	Balance, April 30, 2004	37,138,462	$37,138	$951,895	$(255,528)	$-	$733,505
	Shares issued for cash on the exercise of warrants
	- at $2.00	500,000	500	999,500	-	-	1,000,000
Shares issued for debt	- at $1.00	290,000	290	289,710	-	-	290,000
Shares cancelled	- at $0.001	(13,000)	(13)	-	-	-	(13)
	Stock-based compensation	-	-	162,750	-	-	162,750
	Net loss for the year	-	-	-	(780,408)	-	(780,408)
	Other comprehensive loss for the year	-	-	-	-	(39,918)	(39,918)

	Balance, April 30, 2005	37,915,462	37,915	2,403,855	(1,035,936)	(39,918)	1,365,916
	Stock-based compensation	-	-	162,935	-	-	162,935
	Finance fees	-	-	147,500	-	-	147,500
	Net loss for the period	-	-	-	(997,469)	-	(997,469)
	Other comprehensive loss for the period	-	-	-	-	(16,278)	(16,278)

	Balance, January 31, 2006	37,915,462	$37,915	$2,714,290	$(2,033,405)	$(56,196)	$662,604

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

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

Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ended April 30, 2006.

Note 2	Nature of Operations

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

Note 3	Significant Accounting Policies – (cont’d)

Pursuant to an Agreement and Plan of Merger dated August 26, 2005, the Company and a wholly-owned subsidiary, Ineen, Inc. were merged, with the Company being the surviving entity. This transaction was effective September 16, 2005 and had no effect on the Company’s consolidated financial statements. In conjunction with the merger, the Company changed its name to CounterPath Solutions, Inc.

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

The Company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc., translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

Note 3	Significant Accounting Policies – (cont’d)
	e)	Comprehensive Loss

The Company has adopted FAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

f)	New Accounting Standards

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

During the nine months ended January 31, 2005, the Company disposed of its wholly-owned subsidiary, Broad Scope Entertainment, Inc. (“Broad Scope”) to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company.

The gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$6,391
Equipment	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)

$(8,524)

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

Note 5	Related Party Transactions – Notes 4 and 7

During the three and nine months ended January 31, 2006 and 2005, the Company was charged the following expenses by directors of the Company or by companies with directors of the Company in common:

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005

Interest on convertible debenture	$13,333	$-	$13,333	$-
Rent	-	-	18,777	15,334
Wages, commissions and benefits	40,004	81,295	231,580	209,918

	$53,337	$81,295	$263,690	$225,252

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. The amounts due to related parties are advances and rent due to directors of the Company and to a company with directors of the Company in common.

Note 6	Convertible Debenture

On December 13, 2005, the Company completed the sale of a convertible debenture in the principal amount of $2,000,000 to a company controlled by the spouse of a significant shareholder of the Company. The convertible debenture is unsecured, bears interest at 5% per annum with interest payable at maturity or on such other date as agreed to by the Company and the investor and matures on November 21, 2007. The debenture is senior to the Company’s other existing and future indebtedness as long as 25% of the principal amount is outstanding. The Company can prepay the outstanding principal and accrued interest at any time with the consent of the investor. The investor may convert the debenture and accrued interest at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share. The Company is currently paying interest monthly on the debenture.

Included with the sale of the convertible debenture were 2,500,000 share purchase warrants entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007. The Company used the Black Scholes option pricing model to determine the fair value of these warrants. The fair value of these warrants is $147,500, which was recorded during the nine months ended January 31, 2006.

Note 7	Common Stock – Notes 10 and 11

During the year ended April 30, 2005:

a)	The Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of share purchase warrants.

b)	The Company issued 290,000 common shares at $1.00 per share pursuant to a debt settlement agreement with a significant shareholder of the Company.

Note 7       Common Stock – Notes 10 and 11 (continued)

Commitments:

Stock Purchase Options

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company’s stock on the date of the grant. A summary of the status of the plan is as follows:

		Weighted Average
	Number	Exercise Price

Balance, April 30, 2004	-	-
Granted – Employees (1)	800,000	$1.50
Cancelled – Employees (1)	(125,000)	$1.50
Granted – Consultants (2)	100,000	$1.87
Granted – Employees (3)	350,000	$1.80
Cancelled – Employees (3)	(350,000)	$1.80
Granted – Consultants (4)	150,000	$1.58
Granted – Employees (5)	900,000	$1.58
Cancelled – Employees (5)	(300,000)	$1.58
Granted – Employees (6)	495,000	$1.06
Cancelled – Employees (6)	(50,000)	$1.06
Granted – Employees (7)	60,000	$1.15
Granted – Employees (8)	115,000	$1.10
Granted – Employees (9)	380,000	$1.06
Granted – Consultants (10)	175,000	$1.17
Granted – Employees (11)	20,000	$1.18
Granted – Consultants (12)	150,000	$1.07

Balance, April 30, 2005	2,870,000	$1.34

Granted – Employees (13)	1,082,659	$0.70
Granted – Consultants (14)	33,333	$0.70
Cancelled – Consultants (14)	(33,333)	$0.70
Granted – Employees (15)	500,000	$0.72
Granted – Consultants (16)	75,000	$0.67
Granted – Employees (17)	1,500,000	$0.74
Cancelled – Employees (17)	(1,500,000)	$0.74
Granted – Consultants (18)	50,000	$0.39
Granted – Employees (19)	1,200,000	$0.61
Granted – Employees (20)	510,000	$0.39
Cancelled – Employees (1,5,6,7,8,9,11,13,15,19,20)	(5,187,659)	$0.96
Granted – Consultants (21)	170,000	$0.39
Granted – Employees (22)	6,940,000	$0.39
Granted – Employees (23)	250,000	$0.39
Granted – Employees (24)	2,085,000	$0.39

Balance, January 31, 2006	10,545,000	$0.45

(1)	During the nine months ended January 31, 2006, 675,000 employee stock options exercisable at $1.50 per share were cancelled.

Note 7	Common Stock – Notes 10 and 11 (continued)
Commitments:

Stock Purchase Options

(2)

At January 31, 2006, there were 100,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At January 31, 2006, 80,000 of these options have vested with the balance vesting on June 30, 2006. The Company has recorded a stock-based compensation charge of $69,167 in respect to these options.

(3)	During the year ended April 30, 2005, 350,000 employee stock options exercisable at $1.80 per share were cancelled.

(4)

At January 31, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At January 31, 2006, 105,000 of these options have vested with the balance vesting as follows: 15,000 on March 31, 2006, 15,000 on June 30, 2006, and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $92,400 in respect to these options.

(5)	During the nine months ended January 31, 2006, 600,000 employee stock options exercisable at $1.58 per share were cancelled.

(6)	During the nine months ended January 31, 2006, 445,000 employee stock options exercisable at $1.06 per share were cancelled.

(7)	During the nine months ended January 31, 2006, 60,000 employee stock options exercisable at $1.15 per share were cancelled.

(8)	During the nine months ended January 31, 2006, 115,000 employee stock options exercisable at $1.10 per share were cancelled.

(9)	During the nine months ended January 31, 2006, 380,000 employee stock options exercisable at $1.06 per share were cancelled.

(10)

At January 31, 2006, there were 175,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

At January 31, 2006, 105,000 of these options had vested with the balance vesting as follows: 17,500 on March 31, 2006, 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $74,258 in respect to these options.

(11)	During the nine months ended January 31, 2006, 20,000 employee stock options exercisable at $1.18 per share were cancelled.

Note 7	Common Stock – Notes 10 and 11 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

(12)

At January 31, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

At January 31, 2006, 75,000 of these options had vested with the balance vesting as follows: 15,000 on February 28, 2006, 15,000 on May 31, 2006, 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $52,700 in respect to these options.

(13)	During the nine months ended January 31, 2006, 1,082,659 employee stock options exercisable at $0.70 per share were cancelled.

(14)	During the nine months ended January 31, 2006, 33,333 consultant stock options exercisable at $0.70 per share were cancelled.

The Company has recorded a stock-based compensation charge of $1,408 in respect to these options.

(15)	During the nine months ended January 31, 2006, 500,000 employee stock options exercisable at $0.72 per share were cancelled.

(16)

At January 31, 2006, there were 75,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on June 13, 2010.

These options vested 50,000 on June 13, 2005 and 25,000 on July 1, 2005. The Company has recorded a stock-based compensation charge of $29,925 in respect to these options.

(17)	During the nine months ended January 31, 2006, 1,500,000 employee stock options exercisable at $0.74 per share were cancelled.

(18)

At January 31, 2006, there were 50,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options were originally granted at $0.61 per share but were re-priced during the quarter ended January 31, 2006. These options expire on September 12, 2010.

These options vest over four years, 1/48th each month until September 12, 2009. The Company has recorded a stock-based compensation charge of $1,873 in respect to these options.

Note 7	Common Stock – Notes 10 and 11 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

(19)

On August 29, 2005, the Company granted 1,200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. On October 10, 2005, these options were cancelled.

(20)

On September 7, 2005, the Company granted 510,000 employee and director stock options exercisable at $0.61 per share. On October 10, 2005, the 110,000 employee options were cancelled. On January 10, 2006, the remaining 400,000 options were re-priced to $0.39 per share.

At January 31, 2006, there were 400,000 director stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on September 7, 2010.

These options vest over four years with 25% of the options vesting on September 7, 2006 and the remaining 75% vesting 1/36th each month until September 7, 2009.

(21)

At January 31, 2006, there were 170,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009. The Company has recorded a stock-based compensation charge of $3,954 in respect to these options.

(22)

At January 31, 2006, there were 6,940,000 employee stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009.

(23)

On December 12, 2005, the Company granted 250,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on December 12, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until December 12, 2009.

(24)

On January 10, 2006, the Company granted 2,085,000 employee and director stock options entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on January 10, 2016.

Note 7       Common Stock – Notes 10 and 11 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

(24)	390,000 of these options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until January 10, 2010.

1,695,000 of these options vest over four years, 25% after one year with the remaining 75% vesting 1/36th each month until January 10, 2010.

The Company does not record compensation expense on granting of stock options to employees or directors. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees for the three and nine months ended January 31, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005

Comprehensive loss as reported	$(439,583)	$(105,477)	$(1,013,747)	$(514,627)
Stock-based compensation	(151,748)	(95,607)	(427,725)	(167,895)

Pro forma loss	$(591,331)	$(201,084)	$(1,441,472)	$(682,522)

Pro forma basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

The fair value of the share purchase options outstanding at January 31, 2006 and April 30, 2005 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	January 31,	April 30,
	2006	2005

Risk free rate	4.2%	2.0%
Dividend yield	0%	0%
Weighted average expected volatility	73.1%	58.3%
Weighted average expected option life	9.5 yrs	5 yrs

Weighted average fair value	$0.33	$0.68
Total options outstanding	10,545,000	2,870,000
Total fair value of options outstanding	$3,460,700	$1,943,750

Note 7	Common Stock – Notes 10 and 11 – (cont’d)

Commitments: – (cont’d)

Share Purchase Warrants

At January 31, 2006, there were 2,500,000 share purchase warrants outstanding entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.

Note 8	Segmented Information

Revenues by geographic segment are as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005

North America	$695,736	$697,133	$2,083,113	$904,901
South America	222,755	-	403,941	36,400
Europe	206,232	159,275	350,444	688,175
Asia	4,708	72,200	47,091	428,576
Other	108,501	-	266,740	35,071

	$1,237,932	$928,608	$3,151,329	$2,093,123

During the nine months ended January 31, 2005, four customers accounted for 74.5 % of revenues.

During the nine months ended January 31, 2006, four customers accounted for 35.7 % of revenues.

Note 9	Lease Commitments

The Company entered into three leases for office premises, which all expire on December 31, 2006 and require payments totalling $181,405 to December 31, 2006.

Note 10	Employment Contract

On June 16, 2005, the Company entered into an employment contract with the former President of the Company to pay him an annual salary of CDN$225,000 (US$187,673). On September 7, 2005, the President resigned and the Company paid a severance payment in accordance with the terms of the employment contract, of CDN$37,500 (US$31,279). In addition, 1,500,000 (Note 7(17)) employee share purchase options were cancelled.

Note 11	Subsequent Events

a)

On February 1, 2006, the Company granted 200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on February 1, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5’% vesting 1/42nd each month until February 1, 2010.

b)

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters. Management of the Company believes that the claim is without foundation or merit.

c)

On February 20, 2006, the Company granted 250,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.56 per share. These options expire on February 20, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5’% vesting 1/42nd each month until February 20, 2010.

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

Nine Months Ended January 31, 2006 Compared to Nine Months Ended January 31, 2005

The following presentation and discussion relates to our consolidated operations for the nine months ended January 31, 2006.

	Nine months ended January 31, 2006	Nine months ended January 31, 2005
Sales	$3,151,329	$2,093,123
Administration and Other	$908,845	$469,373
Consulting and Professional Fees and Wages	$2,976,074	$1,837,507
Public Relations	$37,558	$74,570
Travel and Promotion	$226,321	$198,432

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the nine months ended January 31, 2006, we generated $3,151,329 in revenue compared to $2,093,123 for the nine months ended January 31, 2005. This represents an increase of $1,058,206 or 50.6% increase from the same period last year.

For the nine months ended January 31, 2006, we generated $2,475,452 in software sales revenue compared to $1,958,432 for the nine months ended January 31, 2005. This is an increase of $517,020 or 26.4% from the same period last year. The increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers. Four customers accounted for 35.7% of our revenues for the nine months ended January 31, 2006. Four customers accounted for 74.5% of our revenues for the nine months ended January 31, 2005.

For the nine months ended January 31, 2006, we generated $675,877 in consulting fees revenue compared to $134,691 for the nine months ended January 31, 2005. This is an increase of $541,186 or 401.8% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2006, there was a significant increase in software sales, which directly affected consulting fees. CounterPath has continued to focus its efforts on professional services which has resulted in a significant revenue increase.

Total expenses for the nine months ended January 31, 2006 were $4,148,798 compared to $2,579,882 for the previous nine months ended January 31, 2005. This represents an increase of $1,568,916 or 60.8% from the same period last year.

Administration and other fees for the nine months ended January 31, 2006 were $908,845 compared to $469,373 for the nine months ended January 31, 2005. This is an increase of $439,472 or 93.6% from the same period last year. The increase in general and administration expenses was primarily due to the cost associated with the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the nine months ended January 31, 2006 were $2,976,074 compared to $1,837,507 for the nine months ended January 31, 2005. This is an increase of $1,138,567 or 62.0% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the nine months ended January 31, 2006 were $37,558 compared to $74,570 for the nine months ended January 31, 2005. This is a decrease of $37,012 or 49.6% from the previous year. This decrease was primarily due to bringing public relations in-house at a lower cost and moving to a more cost effective investor relations consultant.

Travel and promotion expenses for the nine months ended January 31, 2006 were $226,321 compared to $198,432 for the nine months ended January 31, 2005. This is an increase of $27,889 or 14.1% from the same period last year. The increase in travel and promotion expense was due to an increase in travel associated with sales activities and our active participation in industry tradeshows.

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

The following presentation and discussion relates to our consolidated operations for the three months ended January 31, 2006.

	Three months ended January 31, 2006	Three months ended January 31, 2005
Sales	$1,237,932	$928,608
Administration and Other	$460,401	$172,942
Consulting and Professional Fees and Wages	$1,143,548	$762,351
Public Relations	$11,488	$35,616
Travel and Promotion	$51,435	$46,526

Our operating activities during this period consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the three months ended January 31, 2006, we generated $1,237,932 in revenue compared to $928,608 for the three months ended January 31, 2005. This represents an increase of $309,324 or 33.3% increase from the same period last year.

For the three months ended January 31, 2006, we generated $1,033,610 in software sales revenue compared to $838,163 for the three months ended January 31, 2005. This is an increase of $195,447 or 23.3% from the same period last year. The increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers.

For the three months ended January 31, 2006, we generated $204,322 in consulting fees revenue compared to $90,445 for the three months ended January 31, 2005. This is an increase of $113,877 or 125.9% from the same period last year. The significant increase in consulting fees revenue is due to the fact that during the period in 2006, there was a significant increase in software sales, which directly affected consulting fees. CounterPath has continued to focus its efforts on professional services which has resulted in a significant revenue increase.

Total expenses for the three months ended January 31, 2006 were $1,666,872 compared to $1,017,435 for the previous three months ended January 31, 2005. This represents an increase of $649,437 or 63.8% over the same period last year.

Administration and other fees for the three months ended January 31, 2006 were $460,401 compared to $172,942 for the three months ended January 31, 2005. This is an increase of $287,459 or 166.2% from the same period last year. The increase in general and administration expenses was primarily due to the cost associated with the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization. The Company also incurred a finance charge of $147,500 associated with the issuance of warrants. This represented 32.0% of administration and other fees for the period.

Consulting fees, professional fees, wages, commissions and benefits for the three months ended January 31, 2006 were $1,143,548 compared to $762,351 for the three months ended January 31, 2005. This is an increase of $381,197 or 50.0% from the same period last year. These expenses represented the majority of our cash expenses and the significant increase in consulting fees, professional fees, wages, commissions and benefits’ expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations’ expenses for the three months ended January 31, 2006 were $11,488 compared to $35,616 for the three months ended January 31, 2005. This is a decrease of $24,128 or 67.7% from the previous year. This decrease was primarily due to bringing public relations in-house at a lower cost and moving to a more cost effective investor relations consultant.

Travel and promotion expenses for the three months ended January 31, 2006 were $51,435 compared to $46,526 for the three months ended January 31, 2005. This is an increase of $4,909 or 10.6% from the same period last year. The increase in travel and promotion expense was due to an increase in travel associated with sales activities.

Liquidity and Capital Resources

As of January 31, 2006, we had $2,871,396 in cash compared to $1,244,906 at April 30, 2005. This represents an increase of $1,626,490 or 130.7%. We had a working capital surplus of $2,360,733 at January 31, 2006, compared to a surplus of $1,091,223 at April 30, 2005. This represents an increase of $1,269,510 or 116.3%.

Operating Activities

Our operating activities resulted in net cash outflows of $158,768 for the nine months ended January 31, 2006. This compares with a net outflow of $16,118 for the same period last year. This represents a $142,650 increase in the use of cash compared to the same period last year. The operating cash outflows for the nine month period ended January 31, 2006 resulted from a net loss of $997,469 with adjustments for non-cash expenses and changes in working capital balances. There was a decrease in customer deposits of $24,523 in this period. Accounts receivable has increased by $63,950, accounts payable and accrued liabilities increased by $315,880, unearned revenue increase by $158,500, prepaid and deposits increased by $38,717, and warranty payable increased by $6,034.

Investing Activities

Investing activities resulted in net cash outflows of $208,730 for the nine months ended January 31, 2006. This compares with a net outflow of $265,948 for the same period last year. This represents a $57,218 or 21.5% decrease in the use of cash compared to the same period last year. During the nine months ended January 31, 2006, we spent $201,915 on property and equipment purchased during the period. This compares to equipment purchases of $265,613 for the same period last year. At January 31, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflow of $1,988,348 for the nine months ended January 31, 2006, compared to net cash inflows of $960,494 for the same period last year. This represents a $1,027,854 or 107.0% increase compared to the same period last year. Convertible debentures were issued for $2,000,000 in the period ended January 31, 2006.

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

Almost all of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

Almost all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against some of our directors or officers.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 17, 2006, Eyeball Networks Inc., filed a statement of claim in the Supreme Court of British Columbia (Action No. S-061080, Vancouver Registry) against our company, Mr. Mark Bruk, and two employees, alleging breach of (i) confidentiality, and (ii) previous employment agreements between the two employees (Dr. Joseph Vass and Mark Klagenberg) and Eyeball. Eyeball is seeking an injunction requiring our company, Mr. Bruk, and the two employees, to deliver to Eyeball any confidential information they have in their possession, power or control relating to Eyeball and its business, restraining our company from developing, manufacturing or marketing power meters, although we do not currently develop, manufacture or market power meters. Among other things, Eyeball is claiming general, punitive and aggravated damages of unspecified amounts. Management of our company has filed a Statement of Defence denying all allegations, and strongly believes that any allegations made by Eyeball in connection with our company's current business operations are without foundation or merit.  We will vigorously defend these proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any securities that were not registered under the Securities Act of 1933 that have not been previously reported in a Current Report on Form 8-K.

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

10.14       Form of Amended and Restated Stock Option and Subscription Agreement (Canadian Residents) (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2005).

10.15       Form of Amended and Restated Stock Option and Subscription Agreement (U.S. Residents) (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2005).

10.16       Subscription Agreement dated November 22, 2005 between our company and KMB Trac Two Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).

10.17      Convertible Note dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).

10.18       Warrant Certificate dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).

10.19       Form of Amendment to Stock Option and Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).

10.20       Form of Stock Option and Subscription Agreement for U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).

10.21       Form of Stock Option and Subscription Agreement for Non-U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).

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

Date: March 17, 2006