Form 10KSB
period 2006-04-30
COUNTERPATH SOLUTIONS, INC.
filed 2006-07-31
CIK 1236997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2006

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] TO [ ]

Commission file number  000-50346

COUNTERPATH SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor 100 West Pender Street Vancouver, British Columbia, Canada	V6B 1R8
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number  604.320.3344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

D/JLM/882899.3

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]     No ☒

State issuer's revenues for its most recent fiscal year.  $4,619,179

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

20,392,091 shares of common stock @ $0.60 (1)=$12,235,254

(1) Average of the bid and asked prices on July 24, 2006.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,933,691 shares of common stock issued and outstanding as of July 24, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒

D/JLM/882899.3

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. As used in this report, and unless otherwise indicated, the terms "we", "us" and "our" refer to CounterPath Solutions, Inc. and our wholly-owned subsidiary.

Summary

Our business focuses on the design, development and marketing of multimedia application software. Our software applications are based on session initiation protocol (SIP) which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, presence (the ability to monitor a person's online availability for telephone calls or instant messaging), online games and virtual reality. Users of our software in combination with voice over internet protocol (VoIP) service are able to communicate and make voice and video calls from a device (like a personal computer or personal digital assistant (PDA)) running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and the Windows Mobile 5 (used for personal digital assistants PDAs).

We are focused on the development of technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. Voice over internet protocol (VoIP) is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). General industry and analyst consensus shows that the voice over internet protocol (VoIP) market is being adopted by the public and growing at a considerable rate. Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol (SIP) and voice over internet protocol (VoIP) services. Customers that we are targeting include large incumbent telecommunication providers, cable carriers, internet telephone service providers (ITSP's) and content providers. Our software enables communication from the end user through the internet network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather.

On September 16, 2005, we changed our name to CounterPath Solutions, Inc. from Xten Networks, Inc. which reflected changes to our culture, strategy, business model, management team, products and services.

D/JLM/882899.3

Our Software Products

We continue to innovate and incorporate new features and functionality into our voice over internet protocol (VoIP) software products. On March 14, 2006, we launched eyeBeam™ 1.5, a new version of eyeBeam, our session initiation protocol (SIP) based video softphone. eyeBeam 1.5 supports voice, video, instant messaging and presence, and includes several new features (see product comparison chart below) that enhance the overall softphone user experience. eyeBeam 1.5 also provides improved network management, platform support and security capabilities for internet telephone service providers (ITSP's). On June 1, 2006, we launched X-Lite™ 3.0, a new free softphone. Our X-Lite 3.0 product is based on our eyeBeam 1.5 product, and offers key functionality such as automatic configuration, high quality audio and video presence, instant messaging, and a comprehensive address book (see product comparison chart below).

eyeBeam 1.5

eyeBeam 1.5 is a next generation telephony software product designed to enhance the user's communications experience in voice over internet protocol (VoIP). eyeBeam 1.5 now supports the H.264 video codec in addition to H.263 and H.263+ video codecs. H.264 requires substantially less bandwidth than H.263 and H.263+ while providing the same quality of video transmissions. eyeBeam 1.5 also provides additional audio codecs including the BV32 wideband codec from Broadcom. BV32 provides a high quality audio transmissions and is royalty free for our customers. eyeBeam 1.5 also includes new quality of service (QoS) capabilities on both fixed and wireless networks. This includes the ability to automatically prioritize packets of information during both video and voice calls to ensure that other applications on the host computer and on the internet network do not interfere with the quality of the voice and/or video transmissions. eyeBeam 1.5 also adds new security features such as signalling encryption and authentication via transport layer security (TLS) as well as confidentiality protection via secure real-time transport protocol (SRTP) streams to secure the voice and video connections. These security capabilities allow an end user to ensure that their communications are not being monitored.

To enhance the ease of use our software, eyeBeam 1.5 features "zero- touch" configuration for audio and video devices, such as headsets and web cams, which enable automatic configuration each time eyeBeam 1.5 is started and whenever devices are changed. This reduces complications for softphone users, and decreases the number of customer support calls for internet telephone service providers (ITSP's). Additionally, eyeBeam 1.5 includes an enhanced contacts manager which integrates with Microsoft Outlook with support and importing/exporting capabilities, which integrates with the presence capabilities already available with eyeBeam 1.5. An end user can place a call using eyeBeam 1.5 directly from Microsoft Outlook. Furthermore, a user can import their address book from Microsoft Outlook, Outlook Express, Outlook with Exchange as well as other third party address book applications.

We have also added enhanced performance management capabilities to eyeBeam 1.5. These capabilities allow our customers to monitor voice quality in real-time, and create and manage voice over internet protocol (VoIP) quality reports for their subscribers. eyeBeam 1.5 includes additional features such as advertising display support and improvements that allow for seamless integration of multiple handset and headset devices. This allows a third party manufacturer of USB and/or Bluetooth handsets or headsets to easily integrate their device with eyeBeam. The advertising capabilities allow a service provider to display banner advertisements on our software to their end users served from a web server.

X-Lite 3.0

X-Lite 3.0, which launched on June 1, 2006 and builds upon our prior version of X-Lite, which was launched in April 2003. There have been more than one million downloads of X-Lite and it provided the viral marketing campaign, which has helped establish our company as one of the leaders in session initiative protocol (SIP) based applications. X-Lite 3.0 can be downloaded from our website and enables users to experience the benefits of softphones free of charge, in an effort to accelerate mainstream adoption of voice over internet protocol (VoIP). These benefits include the flexibility to communicate with others in a cost-effective way, regardless of location, and over different applications, and with excellent audio and video clarity. Since June 1, 2006, we have had more than 250,000 downloads of X-Lite 3.0. With its intuitive and familiar interface, users can seamlessly transition from using a traditional telephone to using voice over internet protocol (VoIP) to make their telephone calls. Also,

D/JLM/882899.3

by making the navigation simple and user friendly, X-Lite 3.0 provides users with easy access to video and address book management. X-Lite 3.0 is currently used by our customers as a stand alone product and as a pre-qualification product to test, build and deploy session initiative protocol (SIP) based solutions. The product is not designed for deployment by service providers.

Product Comparison Chart – eyeBeam 1.5 vs. X-Lite 3.0

Application Features
	eyeBeam 1.5	X-Lite 3.0
Audio Capabilites	Yes	Yes
No. of Lines	6	2
Mute	Yes	Yes
Speaker Phone – play audio over a speakerphone	Yes	Yes
Flash – flash between lines	Yes	Yes
Redial – redial the last caller or from the recent caller list	Yes	Yes
Call Recording – record audio/video calls to your local disk drive	Yes	Yes
Call Transfer – transfer a call to another line	Yes	No
Audio Conference – establish an audio conference	Yes	Yes
Do Not Disturb - DND – set your audio presence to Do Not Disturb	Yes	Yes
Menu Pop-Up – a pop-up alert of an incoming call, enabling the user to choose how to manage the call by either accepting, rejecting or sending the call to voicemail	Yes	Yes
Call Module Clear/Backspace – clear the call module or backspace as the user is entering the name/number to be dialled	Yes	Yes
Video Conferencing – establish a one or two way video conference call	Yes	Yes
Instant Messaging – integrated with the personal address book	Yes	Yes
Presence – SIP/SIMPLE-based instant messaging (peer to peer or server-based presence agent) (the ability to monitor a person’s online availability for telephone calls or instant messaging)	Yes	Yes
Personal Address Book	Yes	Yes
Outlook Integration – allow users to call directly from Microsoft Outlook	Yes	No
Import/Export Contacts – import/export from/to Microsoft Outlook, Microsoft Outlook with Exchange, Microsoft Outlook Express, vcard, comma separated values (CSV)	Yes	Yes
Privacy Lists – support for blacklisting/whitelisting users by phone number, domain or session internet protocol (SIP) address	Yes	Yes
Customized Buddy Lists – integrated with the personal address book	Yes	Yes
Auto Update	Yes	Yes

D/JLM/882899.3

Auto Bandwidth – Automatically measures available bandwidth and adjusts codec selection accordingly	Yes	Yes
Auto Configure	Yes	No
Multiple Accounts – configure multiple session internet protocol SIP accounts	10	1
Browser Tab – configurable web content on right wing e.g. can be used to display corporate directory or advertising	Yes	Yes
Upgrade – download and install client updates automatically with end user confirmation	Yes	No

License Options
	eyeBeam 1.5	X-Lite 3.0
Commercial Use Permitted	Yes	No
Enterprise Use Permitted	Yes	Yes
Personal Use Permitted	Yes	Yes

Branding
	eyeBeam 1.5	X-Lite 3.0
CounterPath Brand – CounterPath User Interface	Yes	Yes
Co-Brand – Customized User Interface Powered by CounterPath	Yes	No
Private Label – Customized User Interface	Yes	No

Sales and Marketing

We generate revenue from the sale of our products through our website, our sales team and through our partners and value added resellers (VARS), who distribute our products through their independent distribution channels. In connection with the sale of our products, we have the following three fee structures:

1.	perpetual licenses on a per seat basis (a one-time fee per user) where support and upgrades are available for an additional fee;
2.	annual support fee on a per user basis where support and upgrades are included over a multi-year term; or
3.	a revenue share model where we receive a portion our customers' revenues that they generate from the services that they sell to their customers.

We focus on selling our software to companies which provide internet protocol (IP) telephony services to end users and enterprises. These companies include large incumbent telecommunications providers, cable carriers, internet telephone service providers (ITSP's) and content providers. We also market our internet protocol (IP) telephony software in conjunction with internet protocol (IP) telephony services provided by our customers, the large incumbent telecommunications providers, cable carriers and internet telephone service providers (ITSP's), to

D/JLM/882899.3

original equipment manufacturers (OEMs), in the form of a bundled software/service offering. The bundle, or integrated solution, is typically an amalgamation of our software and our customer's solution suite (software and/or hardware) that can be marketed towards a certain market. In the example of a service provider, the customer could integrate our eyeBeam desktop solution with their call centre application. We also market our internet protocol (IP) telephony software directly to end users and enterprises through our website located at www.counterpath.com. The information contained in our website does not form part of this annual report.

In August 2006, we refocused our efforts on delivering our solution to a focused set of large incumbent telecommunications providers, cable carriers, internet telephone service providers (ITSP's) and content providers by:

1.	Focusing on the value proposition relevant for those customers;
2.	Optimizing our sales force and their respective territories;
3.	Changing our pricing model to coincide with our customers business models;
4.	Building more value into our product suite to meet customer needs such as quality of service, security, and enhanced media applications;
5.	Ramping up our professional services team to assist with complex customer deployments; and
6.

Developing an interoperability program to put the required focus on large switch manufactures so that the integrated solutions delivered to our customers are more robust, dynamic, and reliable in complex customer environments.

We currently have a global customer-base of over 191 customers in more than 43 countries, comprised mainly of incumbent telecommunications providers, internet telephone service provides (ITSP's) and original equipment manufacturers (OEMs), including among others, Vonage Corporation, Deutsche Telekom, Yahoo!, Lucent, Earthlink, Portugal Telecom, Belkin Corporation and Yak Communications.

On June 27, 2006, we announced a licensing agreement with BT Retail, a division of a leading United Kingdom based telecommunications provider, on a per-subscriber basis for our audio, video, instant messaging and presence session internet protocol (SIP) software. BT Retail and our company collaborated to deliver the BT Softphone and will be working with BT on the development of multi-media applications and services.

Our software products are either co-branded or privately labelled. When our products are provided to our customers, we work with each customer to streamline the process of delivering our software to their end users. This includes pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products, as described below. Co-branding of our products means that the user interface (the part of the software application that displays on the computer screen for the end user to see) remains as is, but the customer's logo is also placed on the user interface. Private labelling of our products means that the customer can change any and all features of the user interface and can remove all references to our company from the user interface.

Significant Customers

Our largest customer in fiscal 2006 was Cisco Systems Inc., from whom we generated approximately 14% of our total revenue during the year ended April 30, 2006. Cisco Systems licensed, on a per-seat basis, our audio, video, instant messaging and presence session internet protocol (SIP) software development kit, which Cisco Systems has integrated into some of its generally available audio, video and/or instant messaging/presence software application offerings.

Marketing

Our products are marketed through a variety of means including:

D/JLM/882899.3

1.	Advertising on our website.
2.	Co-marketing with our partners, suppliers and customers:

Developing co-marketing relationships with our partners, suppliers and customers helps to share in advertising costs, offer more services together, and enable both our company and our partners to provide a wider range of products and services to each of our end customers.

3.	Industry trade shows:

Exhibiting and attending industry trade shows allows us to leverage the confluence of industry experts, partners, competitors, and customers in a single forum so that we can continue to focus on the products that exhibitors and attendees perceive as valuable.

4.	Developer conferences:

Attendance at developer conferences provides the information and resources that our developers need to foster new and innovative solutions that will lead to revenue-generating products and capabilities.

Developer conferences address the technical and business aspects of working in the voice over internet protocol (VoIP) industry and allow the community at large to discuss, question, answer, and demonstrate thought leadership in application development.

5.	One-to-one marketing:

We are working to build-out our market channels, support our customers, continue interoperability testing with softswitch providers, complete independent market and product evaluations, recruit additional senior management, conduct continued research and development on our products and expand our marketing program.

End-User Sales

We sell our software products directly to end users from our website as each computer requires a single license. X-Lite is available at no cost to end users and is considered an entry level software product. X-Lite allows end users to connect their computer to an IP telephony service to make and receive phone calls. In addition to being a reduced feature-set version of eyeBeam, X-Lite can only connect to one IP telephony service and only has two lines.

For Windows 2000 and Windows XP users, we sell the following eyeBeam versions based on the following manufacturer's suggested list prices; eyeBeam 1.5 Enhanced, which includes audio, video, instant messaging and presence capabilities, and eyeBeam 1.5 Basic, which includes audio, instant messaging and presence capabilities (no video):

eyeBeam 1.5 Enhanced (Audio, Video, Instant Messaging, Presence) Windows
Number of Licenses	Unit Price
1	$60.00
2 – 9	$40.00
10 – 49	$35.00
50 – 99	$30.00
100 – 199	$25.00

D/JLM/882899.3

eyeBeam 1.5 Basic (No video) for Windows
Number of Licenses	Unit Price
1	$45.00
2 – 9	$30.00
10 – 49	$26.25
50 – 99	$22.00
100 – 199	$19.00

For Mac OS X users, we sell the following eyeBeam versions based on the following manufacturer's suggested list prices; eyeBeam 1.1, which includes audio, video, instant messaging and presence capabilities, and eyeBeam 1.1 (which includes audio only):

eyeBeam 1.1 (Audio, Video, IM, Presence) Mac OS X
Number of Licenses	Unit Price
1	$60.00
2 – 9	$40.00
10 – 49	$35.00
50 – 99	$30.00
100 – 249	$25.00

eyeBeam 1.1 (Audio Only) Mac OS X
Number of Licenses	Unit Price
1	$30.00
2 – 9	$20.00
10 – 49	$17.50
50 – 99	$15.00
100 – 249	$12.50

Partners' Interoperability Certification

Our products have been certified to interoperate with offerings from some of the largest softswitch vendors, including Nortel Network's Corp., BroadSoft Inc., and Sylantro Systems Corporation. As a result, our company is able to create multi-vendor solutions using a common set of protocols. Softswitch is the generic name for a new approach to telephony switching that has the potential to address all the shortcomings of traditional local-exchange switches. The softswitch is the location where all the service intelligence resides for the delivery of local telephone services. Softswitch technology solutions can lower the cost of local-exchange switching, create differentiated local telephony services, and ease the migration of networks to support packet voice end-to-end. By moving to an

D/JLM/882899.3

integrated infrastructure that supports all forms of communication, this technology allows more standardization and less equipment management. The result is a fault tolerant design, improved network efficiency, cost reduction, and the creation of new applications such as an open standard session internet protocol (SIP) based softphone. Packetized voice involves the digitizing, compressing, and dividing of voice data into packets of information. These packets can then be sent from the sender, via various routes, to the receiver, whereupon they are reassembled.

Interoperability certification of our products by these and other softswitch vendors allows softswitch vendors to offer our products to their customers when they are asked to provide a softphone or internet protocol (IP) telephony software application.

Intellectual Property

Other than third-party codecs (compression/decompression software used by us in our products for compressing and decompressing the audio/voice and video data packets) and some special function libraries, which are either open-source or licensed from third parties, we own 100% of the source code for our eyeBeam and X-Lite products. We have registered the following domain names: www.counterpath.com; www.counterpath.ca; www.xten.com; www.xten.net; www.sipindex.com; www.xtunnels.org; www.videoblog.com; www.videoblog.net; and www.videoblog.info. None of the information on our websites is included in this annual report.

We rely on trade secrets and trademarks to protect our intellectual property. At the present time we do not have any patents. We have begun to articulate and document information regarding several proprietary processes and concepts with a view to filing and applying for patent protection in the next twelve month period.

We execute confidentiality and non-disclosure agreements with our employees and contractors and limit access to and distribution of our proprietary information. The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

All development of our products is done through our Canadian wholly-owned subsidiary, CounterPath Solutions R&D Inc., formerly known as Xten Networks R&D Inc. Our engineering team consists of a quality assurance (QA) department, a customer engineering department, an information technology department, and a core engineering department. Quality assurance (QA) is responsible for testing the software before release to customers on all of our platforms and is done locally in Vancouver, British Columbia as well as with an offshore team in India. Customer engineering is responsible for working with large customers on integration and feature development for specific customer configurations and deployments. Information technology (IT) manages all of our information technology infrastructure. Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems (Windows, Mac, Linux and Windows Mobile 5.

During the year ended April 30, 2006, we incurred $4,322,709 in consulting fees, professional fees and wages primarily for the research and development of our products as compared to $2,763,952 during the year ended April 30, 2005. The increase in such expenses was due to the increased focus on research and development of our products. We anticipate that consulting and wage expense during the next twelve month period will increase due to continued emphasis in research and development of our products in the future.

After Sales Service

Primarily, we sell our software on an as-is basis, and we are not required to update the software, provide any on-going support nor are we responsible for failure of our software to work on our customer's computer

D/JLM/882899.3

network. We, however, provide basic support for our non-end user customers, including product bug-fixes (otherwise known as updates) and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions, along with extended support, which includes product upgrades and telephone support. Product upgrades are separate from bug-fixes and include new or enhanced product features. We currently maintain a support forum on the internet at www.support.counterpath.net and product user manuals are available online at www.counterpath.com.

Warranty

We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of one year from the date of sale to cover defects in workmanship.

Competition

There are approximately 80 softphone developers which compete with our company for market share. However, we believe we have six direct and indirect competitors specifically in the voice over internet protocol (VoIP) and IP telephony industry. These competitors vary according to the voice over internet protocol (VoIP) signaling protocol they support; the operating systems they support; the price per softphone unit; the target market for their softphones; and, their status as direct or indirect competitors to us.

Our competitors generally vary according to which protocols they support, such as SIP, H.323, MGCP/MEGACO, their own proprietary protocol, or even emerging protocols. The most commonly used protocols used to implement and control voice over internet protocol (VoIP) calls are session internet protocol (SIP), H.323 and MGCP/MEGACO.

In addition to specific operating systems they are compatible with, softphones also vary according to their price per unit, whether their target market is broadband phone service providers, enterprises or end users, and whether they are direct or indirect competitors to us.

The following describes some of our main competitors:

Competitor	Protocols Supported	Operating Systems Supported	Target Market	Competitor Status
SJ Labs	session internet protocol (SIP)& H.323	Windows 95/98/ME/NT4/2000/XP; WinCE; Linux & Mac OS X	Broadband Phone Service Providers	Direct
Eyeball	Proprietary/ session internet protocol (SIP)	Windows, Linux, PocketPC, uCLinux, WinCE, ITRON and VxWorks	Mixed	Direct
eStara	session internet protocol (SIP)	Windows 95/98/ME/NT4/2000/XP	Enterprise; Broadband Phone Service Providers	Indirect
Pingtel	session internet protocol (SIP)	Windows 95/98/ME/NT4/2000/XP	Softphone and IP PBX developers	Indirect
Skype	Proprietary	Windows 95/98/ME/NT4/2000/XP; WinCE	End Users	Indirect
Microsoft	Proprietary/ session internet protocol (SIP)	Windows 95/98/ME/NT4/2000/XP; WinCE	End Users	Indirect

D/JLM/882899.3

Audio and Video Codecs

Our softphones are integrated with audio codecs (compression/decompression software for audio), which are provided by third-parties either as free open source software or under license. Currently, we provide the following free open source audio codecs: G.711u/a, G.722, iLBC, SPX, DVI4, L16 PCM, GSM and BV32. We also provide a number of third-party royalty bearing audio codecs: G.722.2, G.723.1, G.726, G.729, G.729a, G.729b, G.729ab, EVRC audio codec, which we have licensed through various third-party patent owners and their representatives. We pay a per-registration license fee on all softphones we sell that incorporate any third-party royalty bearing audio codec(s). The license fees are based upon volume discounts.

Our new soft-videophones are integrated with video codecs. We offer the H.263 video codec, which we have licensed from UB Video Incorporated, and the H.264 video codec, which we have licensed from Vanguard Software Solutions Inc. The H.263 video codec does not have per-registration fees. However, the H.264 video codec does have per-registration fees, which we will license through MPEG LA, LLC and Via Licensing Corporation. The license fees are based upon volume discounts.

Government Approval

To our knowledge, neither our company nor our products and services are regulated by any government or government legislation in the jurisdictions where we carry on business. Similarly, we are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

As of June 1, 2006, we employed 54 people full-time, 7 of who are engaged in marketing and sales, 29 in research, development and support, 10 in management and administration, and 8 consultants. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

We intend to hire a Chief Financial Officer, a number of senior salespeople, several marketing/business development personal, senior engineers/developers, additional sales support staff and other administrative staff in the next six month period. We hire all full-time employees whom are residents of the United States. Our wholly-owned subsidiary, CounterPath Solutions R&D Inc., hires all full-time employees whom are residents of Canada and all consultants.

Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003. Following incorporation, we commenced the business of operating an entertainment advertising website.

On April 30, 2004, we changed our business following the merger of our company with Xten Networks, a private Nevada company. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

On August 26, 2005, we entered into an agreement and plan of merger with Ineen, Inc., our wholly-owned subsidiary, whereby Ineen merged with and into our company, with our company carrying on as the surviving corporation under the name CounterPath Solutions, Inc.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by

D/JLM/882899.3

us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

Risks Associated with our Business and Industry

We will require significant additional financing, the availability of which cannot be assured.

Since inception, our company has had negative cash flows from operations. Our business plan calls for continued research and development of our products and expansion of our market share. We may require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our proposed business plans.

We do not have any arrangement for financing. We depend on a mix of revenues and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

D/JLM/882899.3

Some of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against some of our directors or officers.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names: www.counterpath .com, www.xten.com, www.xten.net, www.sipindex.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info, and applying to register the trademark eyeBeamTM, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including eyeBeam, X-Pro, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.Net, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority our revenue for the foreseeable future. Broad market acceptance of our VoIP and IP Telephony products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve broad market acceptance of our software products, as a result of competition, technological change, or otherwise, would

D/JLM/882899.3

significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Risks Associated with our Common Stock

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

We are authorized to issue 415,384,500 shares of common stock. Our board of directors have the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We face larger and better-financed competitors, which may affect our ability to operate our business and achieve profitability.

Management is aware of similar products which compete directly with our products and some of the companies developing these similar products are larger and better-financed than us and may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

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

D/JLM/882899.3

The Sales Practice Requirements of the National Association of Securities Dealers Inc., or NASD, may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 2.	Description of Property.

Our offices are located on the 8th Floor at 100 West Pender Street, Vancouver, British Columbia, Canada,

V6B 1R8. We lease a total of 15,054 square feet from M.D.M. Holdings Ltd. pursuant to a lease which expires on Decmeber 31, 2006. Our monthly rent is $17,068. We do not intend to renew this lease.

On July 10, 2006, we entered into a sub-lease with RSA Security Inc., which expires on September 29, 2011, to lease 15,559 office square feet of space. The basic rent is $12.64 per square foot per annum until September 30, 2007, at which time the basic rent increases to $13.48 per square foot per annum until September 30, 2009, and then $15.16 per square foot per annum until the end of the term. The operating costs and property taxes are estimated at $14.27 per square foot of rentable area for the 2006 calendar year. The office space is currently subject to a sub-lease agreement which term expires in August 2006. Rent payments commence on December 1, 2006. The offices are located at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X1M8. We intend to move our entire operations into the new location at the earliest possible time, which is expected to be sometime in August 2006. We will attempt to sub-lease our current facilities for the balance of the term ending December 31, 2006, but we can offer no assurance that we will be successful in doing so.

Item 3.	Legal Proceedings.

Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of April 30, 2006, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

On February 17, 2006, Eyeball Networks Inc., filed a statement of claim in the Supreme Court of British Columbia (Action No. S-061080, Vancouver Registry) against our company, Mr. Mark Bruk, and two employees, alleging breach of (i) confidentiality, and (ii) previous employment agreements between the two employees (Dr. Joseph Vass and Mark Klagenberg) and Eyeball. Eyeball is seeking an injunction requiring our company, Mr. Bruk, and the two employees, to deliver to Eyeball any confidential information they have in their possession, power or control relating to Eyeball and its business, restraining our company from developing, manufacturing or marketing power meters, although we do not currently develop, manufacture or market power meters. Among other things, Eyeball is claiming general, punitive and aggravated damages of unspecified amounts. Management of our company has filed a Statement of Defence denying all allegations, and strongly believes that any allegations made by Eyeball in connection with our company's current business operations are without foundation or merit.  We intend to continue to vigorously defend these proceedings which are now expected to go to trial in May or June of 2007.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

D/JLM/882899.3

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. Our shares of common stock began quotation on March 2, 2004. The following table sets forth, for the periods indicated, the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by Stockwatch.

Quarter Ended	High	Low
July 31, 2004	$2.10	$1.25
October 31, 2004	$2.94	$1.44
January 31, 2005	$1.97	$1.02
April 30, 2005(1)	$1.46	$0.77
July 31, 2005(2)	$1.01	$0.56
October 31, 2005	$0.76	$0.26
January 31, 2006(3)	$0.74	$0.26
April 30, 2006	$0.93	$0.51

(1)	From April 8, 2004 to May 6, 2004, our stock was quoted under the trading symbol "BROD".

(2)	From May 7, 2004 to September 15, 2006, our stock was quoted under the trading symbol "XNWK".

(3)	Since September 16, 2006, our stock was quoted under the trading symbol "CTPS".

Our shares of common stock are issued in registered form. Pacific Stock Transfer of Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada, 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our shares of common stock.

On July 24, 2006, the shareholders' list of our shares of common stock showed 44 registered shareholders and 37,933,691 shares outstanding. On July 24, 2006, the closing price for our common stock as quoted by Stockwatch was $0.64.

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

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2006.

D/JLM/882899.3

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	11,145,000(1)	$0.45	1,855,000(2)
Total	11,145,000	$0.45	1,855,000

(1)

As of April 30, 2006, we had issued stock options to purchase 4,000,000 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 7,145,000 shares or our common stock pursuant to our 2005 Stock Option Plan.

(2)

As of April 30, 2006, there were no underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 1,855,000 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan.

2004 Stock Option Plan

On May 18, 2004, our board of directors approved the 2004 stock option plan for employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-United States residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. We are permitted to issue up to 4,000,000 shares of our common stock under the 2004 stock option plan.

2005 Stock Option Plan

On March 4, 2005, our board of directors approved the 2005 stock option plan for our employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-US residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. On January 10, 2006, our board of directors increased the number of shares of our common stock that are issuable under the 2005 stock option plan from 6,000,000 shares to 9,000,000 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

D/JLM/882899.3

Item 6.	Management Discussion and Analysis.

Review of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "Risk Factors" which commences on page 12 of this annual report.

Company Overview

We were incorporated under the laws of the State of Nevada on April 18, 2003. Following incorporation, we commenced the business of operating an entertainment advertising website. We changed our business following a merger of our company with Xten Networks, a private Nevada company on April 30, 2004. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in consideration for the issuance of 18,000,000 shares of our common stock to the stockholders of Xten Networks. On August 26, 2005, we entered into an agreement and plan of merger with Ineen, Inc., our wholly-owned subsidiary, whereby Ineen merged with and into our company, with our company carrying on as the surviving corporation under the name CounterPath Solutions, Inc.

Summary of Current Business

We are focused on the design, development and marketing of multimedia application software. Our software applications are based on session initiation protocol (SIP) which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, presence (the ability to maintain a person's online availability for telephone calls or instant messaging), online games and virtual reality. Users of our software in combination with voice over internet protocol (VoIP) service are able to communicate and make voice and video calls from a device (like a personal computer or personal digital assistant (PDA)) running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and the Windows Mobile 5 (used for personal digital assistants PDAs).

We are focused on the development technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. Voice over internet protocol (VoIP) is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). General industry and analyst consensus shows that the voice over internet protocol (VoIP) market is being adopted by the public and growing at a considerable rate. Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol (SIP) and voice over internet protocol (VoIP) services. Customer that we are targeting include large incumbent telecommunications providers, cable carriers, internet telephone service providers (ITSP's) and content providers. Our software enables communication from the end user through the internet network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather.

Results of Operations for the Fiscal Year Ended April 30, 2006 Compared to the Fiscal Year Ended April 30, 2005

The following discussion relates to the consolidated operations of our company for the fiscal years ended April 30, 2006 and 2005.

D/JLM/882899.3

	Fiscal Year Ended April 30, 2006 ($)	Fiscal Year Ended April 30, 2005 ($)
Sales	4,619,179	3,122,877
Administration and Other	1,122,821	719,782
Consulting, Professional Fees and Wages	4,322,709	2,763,952
Public Relations	69,399	124,718
Travel and Promotion	385,903	303,357

Our operating activities during the fiscal year ended April 30, 2006 consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

For the fiscal year ended April 30, 2006, we generated $4,619,179 in revenue compared to $3,122,877 for the fiscal year ended April 30, 2005.

For the fiscal year ended April 30, 2006, we generated $3,549,997 in software sales revenue compared to $2,899,808 for the fiscal year ended April 30, 2005. This was an increase of $650,189 or 22.4% from the previous year. The significant increase in software sales revenue consisted of fees paid to us by numerous small and medium sized IP telephony service providers.

For the fiscal year ended April 30, 2006, we generated $1,069,182 in consulting fees revenue compared to $223,069 for the fiscal year ended April 30, 2005. This was an increase of $846,113 or 379.3% from the previous year. The significant increase in revenues from consulting fees was due to the significant increase in software sales during the fiscal year ended April 2006. Our company is often retained to provide consulting services following a sale of our products and we anticipate this trend will continue on an on-going basis.

Total expenses for the fiscal year ended April 30, 2006 were $5,900,832 compared to $3,911,809 for the previous year.

Administration and other fees for the fiscal year ended April 30, 2006 were $1,122,821 compared to $719,782 for the previous year. This is an increase of $403,039 or 56.0% from the previous year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for the research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer our increased size.

Consulting fees, professional fees, wages, commissions and benefits for the fiscal year ended April 30, 2006 were $4,322,709 compared to $2,763,952 for the previous year. This is an increase of $1,558,757 or 56.4% from the previous year. These expenses represented the majority of our cash expenses and the significant increase in such expenses was primarily due to the addition of engineering staff and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations' expenses for the fiscal year ended April 30, 2006 were $69,399 compared to $124,718 for the previous year. This is a decrease of $55,319 from the previous year.

Travel and promotion expenses for the fiscal year ended April 30, 2006 were $385,903 compared to $303,357 for the previous year. This is an increase of $82,546 or 27.2% from the previous year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

D/JLM/882899.3

Results of Operations for the Fiscal Year Ended April 30, 2005 Compared to the Fiscal Year Ended April 30, 2004

The following discussion relates to the consolidated operations of our company for the fiscal years ended April 30, 2005 and 2004.

	Fiscal Year Ended April 30, 2005 ($)	Fiscal Year Ended April 30, 2004 ($)
Sales	3,122,877	565,277
Administration and Other	719,782	151,951
Consulting and Professional Fees	2,763,952	538,010
Public Relations	124,718	24,940
Travel and Promotion	303,357	24,694

Our operating activities during the fiscal year ended April 30, 2005 consisted primarily of selling our IP telephony software to telephone companies and IP telephony services providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

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

For the fiscal year ended April 30, 2005, we generated $223,069 in consulting fees revenue compared to $138,555 for the fiscal year ended April 30, 2004. This was an increase of $84,514 or 61.0% from the previous year. The significant increase in revenues from consulting fees was due to the significant increase in software sales during the fiscal year ended April 2006. Our company is often retained to provide consulting services following a sale of our products.

Total expenses for the fiscal year ended April 30, 2005 were $3,911,809 compared to $739,595 for the fiscal year ended April 30, 2004.

Administration and other fees for the fiscal year ended April 30, 2005 were $719,782 compared to $151,951 for the fiscal year ended April 30, 2004. This is an increase of $567,831 or 373.7% from the previous year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for research and development related to the ongoing development of our IP telephony software products and the addition of administrative staff required to administer the larger organization.

Consulting fees, professional fees, wages, commissions and benefits for the fiscal year ended April 30, 2005 were $2,763,952 compared to $538,010 for the fiscal year ended April 30, 2004. This is an increase of $2,225,942 or 413.7% from the previous year. These expenses represented the majority of our cash expenses and the significant increase in such expenses was primarily due to the addition of engineering staff and commissions which are paid to both the sales and development teams with respect to sales of our IP telephony software products.

Public relations' expenses for the fiscal year ended April 30, 2005 were $124,718 compared to $24,940 for the fiscal year ended April 30, 2004. This is an increase of $99,778 or 400% from the previous year. The increase was due to our increased public relations' activities.

D/JLM/882899.3

Travel and promotion expenses for the fiscal year ended April 30, 2005 were $303,357 compared to $24,694 for the fiscal year ended April 30, 2004. This is an increase of $278,663 or 1,128.5% from the previous year. The significant increase in travel and promotion expense was due primarily to a more active travel schedule for pre-sales activities, and our active participation in industry tradeshows.

Liquidity and Capital Resources

As of April 30, 2006, we had $2,369,021 in cash and cash equivalents and a working capital surplus of $1,975,881. Management believes that our company's cash and cash equivalents and cash provided by operating activities may not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise any capital required to satisfy our funding requirements for the next twelve months primarily through the private placement of equity securities. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Operating Activities

Our operating activities resulted in net cash outflows of $571,192 for the fiscal year ended April 30, 2006 as compared to net cash outflows of $304,077 for the fiscal year ended April 30, 2005. The operating cash outflows for the year ended April 30, 2006 resulted from a net loss of $1,281,653 with adjustments for non-cash expenses and changes in working capital balances.

Investing Activities

Investing activities resulted in net cash outflows of $279,131 for the fiscal year ended April 30, 2006 as compared to net cash outflows of $334,143 for the fiscal year ended April 30, 2005. The reduction in net cash flow from investing activities during the fiscal year ended April 30, 2006 was mainly due to reduced expenditures on property and equipment. During the fiscal years ended April 30, 2006 and 2005, we purchased $279,256 and $326,188 respectively on property and equipment.

Financing Activities

Financing activities resulted in net cash inflows of $2,008,799 for the fiscal year ended April 30, 2006 as compared to net cash inflows of $977,035 for the fiscal year ended April 30, 2005.

Capital Expenditures

Our company incurred capital expenditures of $279,256 during the year ended April 30, 2006 and $326,188 for the year ended April 30, 2005. As of July 24, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment", a revision to SFAS No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income

D/JLM/882899.3

tax effects of share-based payment transactions. For small business filers, SFAS No. 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. Our company expects to adopt SFAS No. 123R on May 1, 2006. As permitted by SFAS No. 123, our company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to the consolidated financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on our company's financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, ‘The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on our company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues". EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on our company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on our company's financial statements.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs, we follow the guidance pursuant to EITF No. 00-2, "Accounting for Website Development Costs".

D/JLM/882899.3

Costs associated with the website consist primarily of software purchased from a third party. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

Impairment of Long-lived Assets

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our functional and reporting currency is the United States of America dollar. These consolidated financial statements are remeasured to United States dollars in accordance with FAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the comprehensive income account in stockholders' equity, if applicable. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable and due to related parties approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Stock-Based Compensation

We have elected to apply the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under FAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

Item 7.	Financial Statements.

D/JLM/882899.3

Our financial statements are stated in United States dollars and are prepared in accordance with United states generally accepted accounting principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated June 30, 2006.

Balance Sheets as at April 30, 2006 and 2005.

Statements of Operations for the years ended April 30, 2006 and 2005.

Statements of Cash Flows for the years ended April 30, 2006 and 2005.

Statement of Stockholders' Deficiency for the period from April 20, 2004 to April 30, 2006.

D/JLM/882899.3

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006 and 2005

(Stated in US Dollars)

D/JLM/882899.3

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

We have audited the accompanying consolidated balance sheets of CounterPath Solutions, Inc. (formerly Xten Networks, Inc.) and subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Solutions, Inc. (formerly Xten Networks, Inc.) and subsidiaries as of April 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended April 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
July 7, 2006, except as to Note 9, which is as of July 26, 2006	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED BALANCE SHEETS

April 30, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$2,369,021	$1,244,906
Accounts receivable	477,814	347,163
Prepaid expenses and deposits	104,927	41,713

	2,951,762	1,633,782
Equipment – Note 4	300,077	266,403
Other assets	8,165	8,290

	$3,260,004	$1,908,475

LIABILITIES

Current
Accounts payable and accrued liabilities	$754,589	$303,635
Due to related parties – Note 5	34,929	26,130
Unearned revenue	115,214	66,400
Customer deposits	138	88,000
Warranty payable	71,011	58,394

	975,881	542,559
Convertible debenture – Note 6	1,887,582	-

	2,863,463	542,559

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 7 and 9
Authorized: 415,384,500 shares
Issued: 37,915,462 shares (2005: 37,915,462)	37,915	37,915
Additional paid-in capital	2,750,494	2,403,855
Deficit	(2,317,589)	(1,035,936)
Accumulated other comprehensive loss	(74,279)	(39,918)

	396,541	1,365,916

	$3,260,004	$1,908,475

Nature of Operations – Note 1

Commitments – Notes 6, 7, 9 and 11

Subsequent Events – Note 9

Contingency – Note 14

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Revenues – Note 10
Software sales	$3,549,997	$2,899,808
Consulting fees	1,069,182	223,069

	4,619,179	3,122,877

Expenses
Amortization	245,582	124,571
Bad debts	12,831	29,199
Computer expenses	38,559	9,126
Consulting fees – Note 5	636,591	428,628
Foreign exchange	14,605	(1,045)
Gain on forgiveness of debt	-	(10,895)
Interest on convertible debenture – Note 6	63,284	-
Licenses and permits	150,447	85,761
Office and miscellaneous	76,154	104,558
Professional fees	253,751	116,259
Public relations	69,399	124,718
Rent – Note 5	211,936	101,885
Stock-based compensation – Note 7	209,270	162,750
Telephone and internet	87,536	55,478
Travel and promotion	385,903	303,357
Wages, commissions and benefits – Note 5	3,432,367	2,219,065
Warranty expense	12,617	58,394

	5,900,832	3,911,809

Loss from continuing operations	(1,281,653)	(788,932)
Income from discontinued operations
Gain on disposal of subsidiary – Note 3	-	8,524

Net loss for the year	(1,281,653)	(780,408)
Other comprehensive loss
Foreign currency translation adjustments	(34,361)	(39,918)

Comprehensive loss	$(1,316,014)	$(820,326)

Basic and diluted loss per share – continuing operations	$(0.03)	$(0.02)

Basic and diluted income per share – discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	37,915,462	37,402,119

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Cash flows used in operating activities
Net loss for the year	$(1,281,653)	$(780,408)
Items not involving cash:
Accretion of convertible debenture discount	24,951	-
Amortization	245,582	124,571
Gain on forgiveness of debt	-	(10,895)
Stock-based compensation	209,270	162,750
Gain on disposal of subsidiary	-	(8,524)
Changes in non-cash working capital items:
Accounts receivable	(130,651)	(246,802)
Prepaid expenses and deposits	(63,214)	(28,042)
Accounts payable and accrued liabilities	450,954	270,479
Unearned revenue	48,814	66,400
Customer deposits	(87,862)	88,000
Warranty payable	12,617	58,394

	(571,192)	(304,077)

Cash flows from financing activities
Common stock issued	-	1,000,000
Convertible debenture issued	2,000,000	-
Increase (decrease) in due to related parties	8,799	(22,965)

	2,008,799	977,035

Cash flows used in investing activities
Purchase of equipment	(279,256)	(326,188)
Decrease (increase) in other assets	125	(7,955)

	(279,131)	(334,143)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Increase in cash from continuing operations	1,158,476	298,897

Increase in cash from discontinued operations – Note 3	-	1,724

Foreign currency translation effect on cash	(34,361)	(39,918)

Increase in cash during the year	1,124,115	300,621

Cash, beginning of the year	1,244,906	944,285

Cash, end of the year	$2,369,021	$1,244,906

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$33,333	$-

Non-cash Transaction – Note 12

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of		Paid-in		Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2004	37,138,462	$37,138	$951,895	$(255,528)	$-	$733,505
Shares issued for cash on the exercise of warrants - at $2.00	500,000	500	999,500	-	-	1,000,000
Shares issued for debt - at $1.00	290,000	290	289,710	-	-	290,000
Shares cancelled - at $0.0001	(13,000)	(13)	-	-	-	(13)
Stock-based compensation	-	-	162,750	-	-	162,750
Net loss for the year	-	-	-	(780,408)	-	(780,408)
Other comprehensive loss for the year	-	-	-	-	(39,918)	(39,918)

Balance, April 30, 2005	37,915,462	37,915	2,403,855	(1,035,936)	(39,918)	1,365,916
Stock-based compensation	-	-	209,270	-	-	209,270
Convertible debenture discount – Note 6	-	-	137,369	-	-	137,369
Net loss for the year	-	-	-	(1,281,653)	-	(1,281,653)
Other comprehensive loss for the period	-	-	-	-	(34,361)	(34,361)

Balance, April 30, 2006	37,915,462	$37,915	$2,750,494	$(2,317,589)	$(74,279)	$396,541

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006 and 2005

(Stated in US Dollars)

Note 1	Nature of Operations

Counterpath Solutions, Inc. (formerly Xten Networks, Inc.), (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Until the acquisition, by way of mergers, of all the issued and outstanding shares of CounterPath Solutions, Inc. (formerly Xten Networks, Inc.) (“CounterPath”), a private company incorporated in the State of Nevada on October 28, 2002, the Company’s primary business was operating an entertainment advertising website through its wholly owned subsidiary, Broad Scope Entertainment, Inc. The Company agreed to dispose of its interest in the business carried on by Broad Scope Entertainment, Inc. (Note 3) and pursue the business of CounterPath. CounterPath provides Voice over Internet Protocol software and related consulting services to customers in North America, Europe, Asia and in other areas of the world.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Counterpath Solutions R&D Inc. (formerly Xten Networks R&D Inc.), a company incorporated by the Company on May 10, 2004 in British Columbia, Canada. All inter-company transactions and balances have been eliminated.

Pursuant to an Agreement and Plan of Merger dated August 26, 2005, the Company and a wholly-owned subsidiary, Ineen, Inc. were merged, with the Company being the surviving entity. This transaction was effective September 16, 2005 and had no effect on the Company’s consolidated financial statements. In conjunction with the merger, the Company changed its name to CounterPath Solutions, Inc.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-2

Note 2	Significant Accounting Policies – (cont’d)

b)	Equipment and Amortization

Equipment is recorded at cost. Amortization is provided for using the straight-line method as follows:

Computer hardware	Two years
Computer software	Two years
Leasehold improvements	Term of lease
Office furniture	Five years
Website	Three years

c)	Website Development Costs

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

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

e)	Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-3

Note 2	Significant Accounting Policies – (cont’d)

f)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties and customer deposits approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-4

Note 2	Significant Accounting Policies – (cont’d)

i)	Income Taxes

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

k)	Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS No. 123.

l)	Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-5

Note 2	Significant Accounting Policies – (cont’d)

m)	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, SFAS No. 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on May 1, 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to the consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-6

Note 2	Significant Accounting Policies – (cont’d)

m)	New Accounting Standards – (cont’d)

In September 2005, the EITF reached consensus on Issue 05-02, ‘The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”’. EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 3	Discontinued Operations

During May, 2004, the Company disposed of a former wholly owned subsidiary, Broad Scope Entertainment, Inc. (“Broad Scope”) to a former director of the Company in consideration of Broad Scope forgiving all amounts owed by the Company.

A gain on disposal was determined as follows:

Net asset deficiency of Broad Scope:

Cash	$6,391
Equipment	4,000
Accounts payable	(2,021)
Due to related parties	(16,894)

Gain on disposal	$8,524

Broad Scope had no operations from May 1, 2004 to the date of disposal. Broad Scope advanced the Company $1,724 during the period from May 1, 2004 to the date of disposal.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-7

Note 4	Equipment

		2006
		Accumulated
	Cost	Amortization	Net

Computer hardware	$221,083	$144,765	$76,318
Computer software	304,463	184,429	120,034
Leasehold improvements	38,089	22,426	15,663
Office furniture	93,345	22,204	71,141
Websites	27,072	10,151	16,921

	$684,052	$383,975	$300,077

		2005
		Accumulated
	Cost	Amortization	Net

Computer hardware	$149,519	$64,438	$85,081
Computer software	174,117	64,755	109,362
Leasehold improvements	8,479	1,413	7,066
Office furniture	48,618	7,271	41,347
Websites	24,120	573	23,547

	$404,853	$138,450	$266,403

Note 5	Related Party Transactions – Notes 3 and 6

During the years ended April 30, 2006 and 2005, the Company was charged the following expenses by directors or officers of the Company or by companies with directors in common with the Company:

	2006	2005

Consulting fees	$-	$6,847
Interest on convertible debenture	38,333	-
Rent	18,777	52,681
Wages, commissions and benefits	387,229	252,621

	$444,339	$312,149

The amounts due to related parties at April 30, 2006 and 2005 are unsecured, non-interest bearing and have no stated terms of repayment. The amounts due to related parties are due to directors of the Company or to companies with directors in common with the Company.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-8

Note 6	Convertible Debenture

On December 13, 2005, the Company completed the sale of a convertible debenture in the principal amount of $2,000,000 to a company controlled by the spouse of a significant shareholder of the Company. The convertible debenture is unsecured, bears interest at 5% per annum with interest payable at maturity or on such other date as agreed to by the Company and the investor and matures on November 21, 2007. The debenture is senior to the Company’s other existing and future indebtedness as long as 25% of the principal amount is outstanding. The Company can prepay the outstanding principal and accrued interest at any time with the consent of the lender. The lender may convert the debenture and accrued interest at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share. The Company is currently paying interest monthly on the debenture.

Included with the sale of the convertible debenture were 2,500,000 share purchase warrants entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.

The amount raised from the issuance of the convertible debenture was allocated between the convertible debenture and the share purchase warrants on the basis of their relative fair values in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 14. The Company used the Black Scholes option pricing model to determine the fair value of the warrants. At the date of issuance of the debenture, the Company allocated $1,862,631 to the convertible debenture and $137,369 to the share purchase warrants. The amount allocated to the share purchase warrants represents a discount on the debt financing which is accreted to income over the term of the debt. During the year ended April 30, 2006, the Company recorded an accretion expense of $24,951 on this discount.

Note 7	Common Stock – Note 9

During the year ended April 30, 2005:

a)	The Company issued 500,000 common shares at $2.00 per share for cash proceeds of $1,000,000 pursuant to the exercise of share purchase warrants.

b)	The Company issued 290,000 common shares at $1.00 per share pursuant to a debt settlement agreement with a significant shareholder of the Company.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-9

Note 7	Common Stock – Note 9 – (cont’d)

Commitments:

Convertible Debenture – Note 6

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

.../cont’d

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-10

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

		Weighted
		Average
	Number	Exercise Price

Balance, April 30, 2005	2,870,000	$1.34
Granted – Employees (13)	1,082,659	$0.70
Granted – Consultants (14)	33,333	$0.70
Cancelled – Consultants (14)	(33,333)	$0.70
Granted – Employees (15)	500,000	$0.72
Granted – Consultants (16)	75,000	$0.67
Granted – Employees (17)	1,500,000	$0.74
Cancelled – Employees (17)	(1,500,000)	$0.74
Granted – Consultants (18)	50,000	$0.39
Granted – Employees (19)	1,200,000	$0.61
Granted – Employees (20)	510,000	$0.39
Cancelled – Employees (1,5,6,7,8,9,11,13,15,19,20)	(5,187,659)	$0.96
Granted – Consultants (21)	170,000	$0.39
Granted – Employees (22)	6,940,000	$0.39
Granted – Employees (23)	250,000	$0.39
Granted – Employees (24)	2,085,000	$0.39
Granted – Employees (25)	200,000	$0.39
Granted – Employees (26)	250,000	$0.56
Granted – Employees (27)	50,000	$0.75
Granted – Employees (28)	100,000	$0.682

Balance, April 30, 2006	11,145,000	$0.45

(1)	During the year ended April 30, 2006, 675,000 employee stock options exercisable at $1.50 per share outstanding at April 30, 2005 were cancelled.

(2)

At April 30, 2006, there were 100,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At April 30, 2006, 80,000 of these options have vested with the balance vesting on June 30, 2006. The Company has recorded a stock-based compensation charge of $77,467 in respect to these options.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-11

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(3)	During the year ended April 30, 2005, 350,000 employee stock options exercisable at $1.80 per share were cancelled.

(4)

At April 30, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At April 30, 2006, 120,000 of these options have vested with the balance vesting as follows: 15,000 on June 30, 2006 and 15,000 on September 30, 2006. The Company has recorded a stock-based compensation charge of $105,000 in respect to these options.

(5)	During the year ended April 30, 2006, 600,000 employee stock options exercisable at $1.58 per share outstanding at April 30, 2005 were cancelled.

(6)	During the year ended April 30, 2006, 445,000 employee stock options exercisable at $1.06 per share outstanding at April 30, 2005 were cancelled.

(7)	During the year ended April 30, 2006, 60,000 employee stock options exercisable at $1.15 per share outstanding at April 30, 2005 were cancelled.

(8)	During the year ended April 30, 2006, 115,000 employee stock options exercisable at $1.10 per share outstanding at April 30, 2005 were cancelled.

(9)	During the year ended April 30, 2006, 380,000 employee stock options exercisable at $1.06 per share outstanding at April 30, 2005 were cancelled.

(10)

At April 30, 2006, there were 175,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

At April 30, 2006, 122,500 of these options had vested with the balance vesting as follows: 17,500 on June 30, 2006, 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $85,983 in respect to these options.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-12

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(11)	During the year ended April 30, 2006, 20,000 employee stock options exercisable at $1.18 per share outstanding at April 30, 2005 were cancelled.

(12)

At April 30, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

At April 30, 2006, 90,000 of these options had vested with the balance vesting as follows: 15,000 on May 31, 2006, 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $62,000 in respect to these options.

(13)	During the year ended April 30, 2006, 1,082,659 employee stock options exercisable at $0.70 per share were cancelled.

(14)	During the year ended April 30, 2006, 33,333 consultant stock options exercisable at $0.70 per share were cancelled.

The Company has recorded a stock-based compensation charge of $1,408 in respect to these options.

(15)	During the year ended April 30, 2006, 500,000 employee stock options exercisable at $0.72 per share were cancelled.

(16)

At April 30, 2006, there were 75,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on June 13, 2010.

These options vested 50,000 on June 13, 2005 and 25,000 on July 1, 2005. The Company has recorded a stock-based compensation charge of $29,925 in respect to these options.

(17)	During the year ended April 30, 2006, 1,500,000 employee stock options exercisable at $0.74 per share were cancelled.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-13

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(18)

At April 30, 2006, there were 50,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options were originally granted at $0.61 per share but were repriced during the year ended April 30, 2006. These options expire on September 12, 2010.

These options vest over four years, 1/48th each month until September 12, 2009. The Company has recorded a stock-based compensation charge of $3,085 in respect to these options.

(19)

On August 29, 2005, the Company granted 1,200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. On October 10, 2005, these options were cancelled.

(20)	On September 7, 2005, the Company granted 510,000 employee and director stock options exercisable at $0.39 per share. On October 10, 2005, the 110,000 employee options were cancelled.

At April 30, 2006, there were 400,000 director stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at$0.39 per share. These options expire on September 7, 2010.

These options vest over four years with 25% of the options vesting on September 7, 2006 and the remaining 75% vesting 1/36th each month until September 7, 2009.

(21)

At April 30, 2006, there were 170,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009. The Company has recorded a stock-based compensation charge of $7,153 in respect to these options.

(22)

At April 30, 2006, there were 6,940,000 employee stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-14

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(23)

At April 30, 2006, there were 250,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on December 12, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until December 12, 2009.

(24)

At April 30, 2006, there were 2,085,000 employee and director stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on January 10, 2016 as to 390,000 options and on January 10, 2011 as to 1,695,000 options.

390,000 of these options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until January 10, 2010.

1,695,000 of these options vest over four years, 25% after one year with the remaining 75% vesting 1/36th each month until January 10, 2010.

(25)

At April 30, 2006, there were 200,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on February 1, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until February 1, 2010.

(26)

At April 30, 2006, there were 250,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.56 per share. These options expire on February 20, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until February 20, 2010.

(27)

At April 30, 2006, there were 50,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.75 per share. These options expire on March 3, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until March 3, 2010.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-15

Note 7	Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(28)

At April 30, 2006, there were 100,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.682 per share. These options expire on April 10, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until April 10, 2010.

The Company does not record compensation expense on granting of stock options to employees or directors. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees for the years ended April 30, 2006 and 2005 are as follows:

	Years ended
	April 30,
	2006	2005

Comprehensive loss for the year as reported	$(1,316,014)	$ (820,326)
Stock-based compensation	(629,489)	(261,735)

Pro forma loss for the year	$(1,945,503)	$ (1,082,061)

Pro forma basic and diluted loss per share	$ (0.05)	$ (0.03)

The fair value of the share purchase options outstanding at April 30, 2006 and 2005 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	April 30,	April 30,
	2006	2005

Risk free rate	4.24%	2.00%
Dividend yield	0%	0%
Weighted average expected volatility	73.1%	58.3%
Weighted average expected option life	9.5 yrs	5 yrs

Weighted average fair value	$0.34	$0.68
Total options outstanding	11,145,000	2,870,000
Total fair value of options outstanding	$3,789,300	$1,943,750

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-16

Note 8	Income Taxes

Future tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2006	2005
Future income tax assets
Tax loss carry-forwards	$537,825	$257,158
Valuation allowance	(537,825)	(257,158)

	$-	$-

The amount taken into income as future income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been recorded in these financial statements due to the net loss. At April 30, 2006, the Company has accumulated tax loss carry-forwards of approximately $1,536,643, which will begin to expire in 2014, the benefit of which has not been recorded in the consolidated financial statements.

Note 9	Subsequent Events

i)

On May 23, 2006, the Company granted 983,100 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. These options expire on May 23, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until May 23, 2010.

ii)	On June 2, 2006, the Company cancelled 321,458 share purchase options exercisable at $0.39 outstanding at April 30, 2006.

iii)	On June 9, 2006, the Company issued 18,229 common shares pursuant to the exercise of 18,229 share purchase options at $0.39 for proceeds of $7,109.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-17

Note 9	Subsequent Events – (cont’d)

iv)

On July 10, 2006, the Company entered into a lease for office premises commencing on December 1, 2006 and ending on September 29, 2011. The Company was required to pay a security deposit of $118,957. Total rent payable over the term of the lease for the years ended April 30, is as follows:

2007	$87,019
2008	216,967
2009	222,769
2010	239,012
2011	250,615
2012	104,423

$$1,120,805

v)

On July 11, 2006, the Company granted 200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on July 11, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until July 11, 2010.

vi)	On July 26, 2006, the Company issued 7,292 common shares pursuant to the exercise of 7,292 share purchase options at $0.39 for proceeds of $2,844.

vii)

On July 26, 2006, the Company granted 300,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.59 per share. These options expire on July 26, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each moth until July 26, 2010.

Note 10	Segmented Information

Revenues by geographic segment are as follows:

	2006	2005

North America	$2,798,651	$1,263,004
Europe	832,756	1,277,427
Asia	114,918	500,520
South America	577,494	44,046
Other	295,361	37,880

	$4,619,180	$3,122,877

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-18

Note 10	Segmented Information – (cont’d)

Revenues from significant customers are as follows:

During the year ended April 30, 2006, one customer accounted for 14% of revenues.

During the year ended April 30, 2005, four customers accounted for 56% of revenues with totals of 16%, 16%, 11% and 10% respectively.

Note 11	Commitments – Notes 8 and 11

i)	The Company entered into three leases for office premises all of which expire on December 31, 2006 and require payments totalling $135,567 to December 31, 2006.

ii)	The Company entered into two employment agreements with two officers of the Company in which the Company is committed to pay severance totalling up to Cdn$210,000.

Note 12	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended April 30, 2005, the Company issued 290,000 common shares at $1.00 per share to settle debts totalling $290,000 pursuant to a debt settlement agreement with a significant shareholder of the Company. This transaction was excluded from the statements of cash flows.

Note 13	Financial Instruments

a)	Credit Risk:

The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent losses. For other debts, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value.

b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at April 30, 2006 or 2005.

D/JLM/882899.3

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-19

Note 14	Contingency

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters. Management of the Company believes that the claim is without foundation or merit.

Note 15	Comparative Figures

Certain comparative figures as at April 30, 2005 and for the year then ended have been reclassified to conform with the financial statement presentation adopted for the year ended April 30, 2006.

D/JLM/882899.3

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and our company's Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of July 24, 2006, our directors, executive officers and significant employees, as well as their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia, Canada V6G 3A7	Chief Executive Officer, Secretary, Treasurer, Chairman and Director	47	April 27, 2004
Donovan Jones 3124 Tide Place Coquitlam, British Columbia Canada V3C 2G7	President and Chief Operating Officer	37	April 24, 2006
Jason Fischl 415A Lily Street San Francisco, California United States 94102	Chief Technical Officer	37	August 29, 2005

D/JLM/882899.3

Larry Timlick 4750 The Glen West Vancouver, British Columbia Canada V7S 3C3	Director	49	June 17, 2005
Chris Cooper 5410 - 4A Avenue Tsawwassen, British Columbia Canada V4M 1H7	Director	37	August 17, 2005

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Mark Bruk, Chairman, Chief Executive Officer, Secretary, Treasurer and Director

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

Donovan Jones, President and Chief Operating Officer

Mr. Jones leads global Sales, Marketing, Development and Operations activities and is responsible for strategic and financial initiatives to drive our overall growth. Donovan comes to us from a boutique Investment Banking firm where he was responsible for sourcing and executing transactions for mid-market private companies. Prior to this during eight years with TELUS Communications, Canada's second largest Telecommunications company with over $5.9 billion in revenue and 24,000 employees, Mr. Jones held increasingly senior positions in Corporate Development and Client Solutions, which had him involved in planning and executing a series of merger, acquisition and divestiture activities in the Telecommunications, Application Development and Data Network Integration space. Additionally, Mr. Jones was involved the strategic planning process for businesses focused on Application and Web Development, Hosting, Human Resources, Supply Operations and Sales Efficiency; Mr. Jones' efforts with TELUS culminated in his position of Director/Chief Operating Officer Marketing with P&L responsibility for a $168 million business unit focused on the selling, implementing and management of Enterprise voice, data and IP infrastructure. Previous to this Mr. Jones has consulted on strategy, process improvement, human resource strategy, and funding for several software and high technology companies. Mr. Jones holds a Masters in Business Administration from the University of Calgary and an Economics degree from the University of Alberta.

Jason Fischl, Chief Technical Officer

Mr. Fischl leads the expansion of our portfolio of softphones and SDKs; drives the strategic direction for product planning and architecture; and has the responsibility of providing technical and solution leadership to our customers. Before joining our company, Mr. Fischl was a founder of the consulting firm SIP Edge, which provides SIP/VoIP client/server architecture and implementation consulting. Prior to co-founding SIP Edge, he was a founder and the CTO of PurpleComm, Inc., which has operations in Taipei, Beijing, Shanghai, and Santa Clara.

D/JLM/882899.3

PurpleComm, under the brand TelTel, is a SIP service provider offering residential VoIP, presence and Instant Messaging services to users around the world, with a primary focus on the Asian marketplace. TelTel launched in July 2004 and rapidly grew to over 1 million subscribers, making it the largest SIP deployment in the world. Prior to co-founding PurpleComm, he was a founder and CTO of Cathay Networks, which developed a SIP-based IP Centrex system. Mr. Fischl is also one of the founding board members of both SIPfoundry and Vovida.org. In 2002, he helped found the reSIProcate open source SIP stack project and has been one of its key contributors.

Larry Timlick, Director

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

Chris Cooper, Director

Mr. Cooper has eight years of experience in management and finance in the oil and gas industry. Over the past eight years Mr. Cooper has successfully raised over $59 million dollars primarily through brokered and non-brokered equity issues as well as debt financing. Mr. Cooper is currently the President, Chief Executive Officer and founder of Northern Sun Exploration Company Inc., a junior oil and gas producer with over 500 boepd (barrels of oil equivalent per day). Mr. Cooper co-founded Choice Resources Corp., an intermediate oil and gas producer with over 1,400 boepd, and remains as a director of Choice. He is a co-founder and member of the board of directors of Watch Resources Ltd., a public gas producer in a joint venture with the Fishing Lake Métis Settlement in northern Alberta, as well as a co-founder and current board member of Banks Energy Inc., a public oil and gas producer in a joint venture with the Poundmaker Cree First Nation of Saskatchewan. He is a former member of the board of directors of Pan-Global Energy, a public oil and gas producer in a joint venture partnership with the Onion Lake First Nation of Saskatchewan. He acted as the Chief Financial Officer and treasurer for Velvet Exploration Ltd. in its start-up phase, and assisted it in raising early stage financing. Mr. Cooper also sits on the board of directors of Healthscreen Solutions Incorporated, a provider of electronic health records software and connectivity solutions that promote efficiency, lower practice costs and improve patient care. Mr. Cooper received his B.A. from Hofstra University and his M.B.A. from Dowling College, both in New York State.

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

D/JLM/882899.3

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

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

Effective July 20, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our officers including our president (being our principal executive officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our officers.

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

D/JLM/882899.3

policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB dated April 30, 2004 filed on July 29, 2004. Our Code of Business Conduct and Ethics is also posted on our website at www.counterpath.com. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: CounterPath Solutions, Inc., 8th Floor 100 West Pender Street Vancouver British Columbia, Canada V6B 1R8, Attention Mark Bruk.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chris Cooper	2(1)	2(1)	0
Donovan Jones	1(2)	1(2)	0
Mark Bruk	1(2)	1(2)	0
Larry Timlick	1(2)	1(2)	0
Jason Fischl	2(2)	2(2)	0

(1)	The named director failed to file a Form 3 – Initial Statement of Beneficial Ownership and a Form 4 – Statement of Change in Beneficial Ownership in a timely manner.

(2)	The named director failed to file a Form 4 – Statement of Change in Beneficial Ownership in a timely manner.

Item 10.	Executive Compensation.

Executive Compensation

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly-compensated executive officers whose total annual salary and bonus for any of the fiscal years ended April 30, 2006, 2005 and 2004 exceeded $100,000:

D/JLM/882899.3

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compen- sation
Mark Bruk (2) Chairman, Chief Executive Officer, Secretary and Treasurer	200620052004	151,621 126,310 68,557	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	1,695,000(3) Nil Nil	Nil Nil Nil	Nil Nil Nil
Donovan Jones (4) Chief Operating Officer and President	2006 2005 2004	133,792 N/A N/A	44,644 N/A N/A	Nil N/A N/A	Nil N/A N/A	1,017,000(5) N/A N/A	Nil N/A N/A	Nil N/A N/A
Jason Fischl (6) Chief Technical Officer	2006 2005 2004	90,187 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	1,356,000(7) N/A N/A	Nil N/A N/A	Nil N/A N/A

(1)

The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Bruk was appointed Chairman, Chief Executive Officer, Secretary and Treasurer on April 27, 2004.

(3)

Consists of 1,695,000 stock options issued to Mr. Bruk on January 10, 2006 which entitle Mr. Bruk to purchase common shares at an exercise price of $0.39 per share until January 10, 2010. The 1,695,000 stock options vest as follows: 25% on January 10, 2007 and 2.78% per month from February 10, 2007 on the balance thereafter.

(4)	Mr. Jones was appointed as our Chief Operating Officer and President effective April 24, 2006.

(5)

Includes 500,000 stock options issued to Mr. Jones on June 1, 2005 which entitled Mr. Jones to purchase common shares at an exercise price of $0.72 per share until June 1, 2010. On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options. As a result of the amendments, the 500,000 stock options entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 500,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter. The number also includes 400,000 stock options which entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010 and 117,000 stock options which entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until January 10, 2016. The 117,000 stock options vest as follows: 12.5% on July 10, 2006 and 2.38% per month from August 10, 2006 on the balance thereafter. This number does not include 678,000 stock options issued to Mr. Jones following the fiscal year end of the company that were issued on May 23, 2006 which entitle Mr. Jones to purchase common shares at an exercise price of $0.61 per share until May 23, 2016.

(6)	Mr. Fischl was appointed as our Chief Technical Officer on August 29, 2005.

(7)

Includes 1,200,000 stock options issued to Mr. Fischl on August 29, 2005 which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010. On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options. As a result of the amendments, the 1,200,000 stock options entitle Mr. Fischl to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 1,200,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter. The number also includes 156,000 stock options which entitle Mr. Fischl to purchase our common shares at an exercise price of $0.39 per share until January 10, 2016. The 156,000 stock options vest as follows: 12.5% on July 10, 2006 and 2.38% per month from August 10, 2006 on the balance thereafter. This number does not include 203,400 stock options issued to Mr. Fischl following the fiscal year end of the company that were issued on May 23, 2006 which entitle Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until May 23, 2016.

D/JLM/882899.3

Stock Options/SAR Grants

During the twelve months ended April 30, 2006 we granted the following options to the corresponding executives:

	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Mark Bruk Chairman, Chief Executive Officer, Secretary and Treasurer	1,695,000(2)	20.5%	$0.39	January 10, 2011
Donovan Jones Chief Operating Officer and President	500,000(3) 400,000(4) 117,000(5)	12.3%	$0.39(3) $0.39 $0.39	October 10, 2010 January 10, 2016 May 23, 2016
Jason Fischl Chief Technical Officer	1,200,000(6) 156,000(7)	16.4%	$0.39(6) $0.39	October 10, 2010 January 10, 2016

(1)

We granted a total of 11,145,000 stock options to directors, officers and employees during our fiscal year ended April 30, 2006. However, during the year ended April 30, 2006, we cancelled 1,560,000 stock options resulting in an aggregate of 8,275,000 stock options.

(2)

Consists of 1,695,000 stock options issued to Mr. Bruk on January 10, 2006 which entitle Mr. Bruk to purchase common shares at an exercise price of $0.39 per share until January 10, 2010. Mr. Bruk did not exercise any stock options during the fiscal year ended April 30, 2006. The 1,695,000 stock options vest as follows: 25% on January 10, 2007 and 2.78% per month from February 10, 2007 on the balance thereafter.

(3)

The 500,000 stock options issued to Mr. Jones on June 1, 2005 which entitled Mr. Jones to purchase our common shares at an exercise price of $0.72 per share until June 1, 2010 were repriced on October 10, 2005. Following the repricing and amendments to the vesting and duration provisions, the 500,000 stock options entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 500,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter. Mr. Jones did not exercise any stock options during the fiscal year ended April 30, 2006.

(4)

The 400,000 stock options were issued to Mr. Jones on October 10, 2005 and entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. Mr. Jones did not exercise any stock options during the fiscal year ended April 30, 2006.

(5)

The 117,000 stock options were issued to Mr. Jones on January 10, 2006 and entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until January 10, 2016. The 117,000 stock options vest as follows: 12.5% on July 10, 2006 and 2.38% per month from August 10, 2006 on the balance thereafter. Mr. Jones did not exercise any stock options during the fiscal year ended April 30, 2006.

(6)

The 1,200,000 stock options issued to Mr. Fischl on August 29, 2005 which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010 were repriced on October 10, 2005. Following the repricing and amendments to the vesting and duration provisions, the 1,200,000 stock options entitle Mr. Fischl to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 1,200,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter. Mr. Fischl did not exercise any stock options during the fiscal year ended April 30, 2006.

(7)

The 156,000 stock options were issued to Mr. Fischl on January 10, 2006 and entitle Mr. Fischl to purchase our common shares at an exercise price of $0.39 per share until January 10, 2016. The 156,000 stock options vest as follows: 12.5% on July 10, 2006 and 2.38% per month from August 10, 2006 on the balance thereafter. Mr. Fischl did not exercise any stock options during the fiscal year ended April 30, 2006.

D/JLM/882899.3

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by our executive officers during our most recently completed fiscal year ended April 30, 2006.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan and did not have such a plan during the year ended April 30, 2006. Our company may, from time to time, compensate our directors and officers with stock options issued under our 2004 Stock Option Plan and the 2005 Stock Option Plan. For a description of the plans, please read the summary under the heading "Equity Compensation Plan Information" on page 17 of this annual report.

Compensation of Directors

During the fiscal year ended April 30, 2006, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We entered into an employment agreement with Jason Fischl on August 29, 2005, whereby Mr. Fischl was employed as President and Chief Technology Officer of our company. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Fischl a salary of approximately $12,639 per month and the issuance of 1,200,000 stock options, which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010, which stock options were subsequently repriced as discussed under the heading "Stock Options/SAR Grants" on page3. We may terminate Mr. Fischl's employment without notice so long as we pay him a severance fee depending upon the time in which Mr. Fischl has been employed with our company prior to the termination. We have agreed to pay Mr. Fischl the following in the event we terminate his employment during the corresponding periods: (i) payment of approximately $25,270 and the issuance of 225,000 stock options if terminated after two months but prior to six months following entry into the employment agreement; (ii) payment of approximately $37,905 and the issuance of 300,000 stock options if terminated after six months but prior to one year following entry into the employment agreement; (iii) payment of approximately $50,540 and the issuance of 300,000 stock options if terminated after one year but prior to 18 months following entry into the employment agreement; (iv) payment of approximately $63,175 and the issuance of 300,000 stock options if terminated after 18 months but prior to two years following entry into the employment agreement; and (v) payment of approximately $75,811 and the issuance of 300,000 stock options if terminated after 2 years following entry into the employment agreement. However, we may terminate the employment without notice and severance in the event termination is a result of a material breach of the terms of the employment agreement and for any act that constitutes "just cause" as set out in the employment agreement.

On June 17, 2005, Erik Lagerway resigned as our President and Chief Operating Officer and Larry Timlick was appointed our President and a director in accordance with the terms of an employment agreement dated June 16, 2005. On August 29, 2005, Jason Fischl was appointed our President and Chief Technical Officer. On September 7, 2005, Larry Timlick resigned as our President although Mr. Timlick remains a director. We paid approximately $31,588 to Mr. Timlick as severance upon his resignation as President of our company on September 7, 2005 in accordance with the termination provisions of his employment agreement.

On May 1, 2006, we appointed Donovan Jones as our President and Chief Operating Officer. We entered into an employment agreement with Mr. Jones on June 1, 2005, whereby Mr. Jones was employed initially as Vice President of Marketing & Business Development and later appointed as President and Chief Operating Officer of our company based on the same terms as specified in the employment contract. Pursuant to the terms of the

D/JLM/882899.3

employment agreement, we agreed to pay Mr. Jones a salary of approximately $8,423 per month and the issuance of 500,000 stock options, which entitled Mr. Jones to purchase common shares at an exercise price of $0.72 per share until October 7, 2010, which stock options were subsequently repriced as discussed under the heading "Stock Options/SAR Grants" on page 35. We may terminate Mr. Jones's employment without notice so long as we pay him a severance fee depending upon the time in which Mr. Jones has been employed with our company prior to the termination. We have agreed to pay Mr. Jones the following in the event we terminate his employment during the corresponding periods: (i) payment of approximately $16,847 if terminated prior to August 31, 2005; (ii) payment of approximately $50,540 in addition to any applicable bonus or compensation as set out in the employment agreement if terminated after August 31, 2005; and (iii) payment of approximately $101,081 in addition to any applicable bonus and compensation as set out in the employment agreement if terminated after August 31, 2005 and if there is either a change of control, resulting in the issuance of more than 50% of the issued and outstanding shares of our company, or a change in executive management of our company that results in the termination of Mr. Jones’ position or a material change to his position. However, we may terminate the employment without notice and severance in the event termination is a result of a material breach of the terms of the employment agreement and for any act that constitutes "just cause" as set out in the employment agreement.

Option and SAR Repricing

During our fiscal year ended April 30, 2006, we repriced certain stock options that were previously issued to our executive officers in order to compensate such individuals for their efforts in the pursuit of achieving our company's goals and to restore an incentive for their continued hard work.

On June 1, 2005, we issued 500,000 stock options to Donovan Jones, our Chief Operating Officer and President, which entitled Mr. Jones to purchase common shares at an exercise price of $0.72 per share until June 1, 2010. On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options. As a result of the amendments, the 500,000 stock options entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 500,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter.

On June 16, 2005, we issued 1,500,000 stock options to Larry Timlick, a former executive who acted as President from June 17, 2005 until his resignation on September 7, 2005. The stock options entitled Mr. Timlick to purchase common shares at an exercise price of $0.74 per share until June 16, 2010. On September 7, 2005, we repriced the options and amended the vesting and duration provisions of such options. As a result of the amendments, the 1,500,000 stock options entitle Mr. Timlick to purchase common shares at an exercise price of $0.39 per share until June 16, 2010. The 1,500,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter.

On August 29, 2005, we issued 1,200,000 stock options to Jason Fischl, our Chief Technical Officer, which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010. On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options. As a result of the amendments, the 1,200,000 stock options entitle Mr. Fischl to purchase common shares at an exercise price of $0.39 per share until October 7, 2010. The 1,200,000 stock options vest as follows: 12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter.

Defined Benefit Plan

We do not have, and at no time during our most recently completed fiscal year had, any defined benefit or actuarial plans in respect of which any of our executive officers were eligible to participate.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 24, 2006, by each person who is known by us to beneficially own more than 5% of our shares of common stock, by each of our officers and directors and by all of our officers and directors as a group.

D/JLM/882899.3

Name and Address of Beneficial Owner	Position Held With The Company	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia Canada V6G 3A7	Chief Executive Officer, Secretary, Treasurer, Chairman and Director	5,435,800	14.3%
Donovan Jones 3124 Tide Place Coquitlam, British Columbia Canada V3C 2G7	President and Chief Operating Officer	202,125(3)	*
Jason Fischl 415A Lily Street San Francisco, California United States 94102	Chief Technical Officer	269,500(4)	*
Larry Timlick 4750 The Glen West Vancouver, British Columbia Canada V7S 3C3	Director	Nil	*
Chris Cooper 5410 - 4A Avenue Tsawwassen, British Columbia Canada V4M 1H7	Director	20,000	*
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	N/A	12,085,800	26.6%
Directors and Executive Officers as a Group		5,927,425	15.4%
*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 24, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based on 37,933,691 shares of common stock outstanding on July 24, 2006, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 24, 2006 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

The 202,125 common shares consist of vested options that are exercisable within 60 days of July 24, 2006, including 187,500 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $0.39 per share until October 7, 2010 and 14,625 stock options issued on January 10, 2006 that are exercisable at $0.39 until January 10, 2016.

(4)

The 269,500 common shares consist of vested stock options that are exercisable within 60 days of July 24, 2006, including 250,000 stock options issued on August 29, 2005 and repriced on October 10, 2005 that are exercisable at $0.39 per share until October 7, 2005 and 19,500 stock options issued on January 10, 2006 that are exercisable at $0.39 per share until January 10, 2016.

D/JLM/882899.3

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

During the years ended April 30, 2006 and 2005, we were charged the following expenses by our directors or officers or by companies with directors in common with us:

	2006	2005

Consulting fees	$-	$6,847
Interest on convertible debenture	38,333	-
Rent	18,777	52,681
Wages, commissions and benefits	387,229	252,621

	$444,339	$312,149

The amounts due to related parties at April 30, 2006 and 2005 are unsecured, non-interest bearing and have no stated terms of repayment. The amounts due to related parties are due to our directors or to companies with common directors.

On December 13, 2005, our company completed the sale of a convertible debenture in the principal amount of $2,000,000 to a company controlled by the spouse of a significant shareholder of our company. The convertible debenture is unsecured, bears interest at 5% per annum with interest payable at maturity or on such other date as agreed to by our company and the investor and matures on November 21, 2007. The debenture is senior to our company's other existing and future indebtedness as long as 25% of the principal amount is outstanding. The company can prepay the outstanding principal and accrued interest at any time with the consent of the lender. The lender may convert the debenture and accrued interest at any time, and from time to time, in whole or in part into common shares of our company at a conversion price of $0.40 per share. Our company is currently paying interest monthly on the debenture. During the fiscal year ended April 30, 2006, our company paid the holder of the debenture $38,333 in interest.

Included with the sale of the convertible debenture were 2,500,000 share purchase warrants entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007. The company used the Black Scholes option pricing model to determine the fair value of these warrants. The fair value of these warrants was $137,369.

During the fiscal year ended April 30, 2006, our company paid Xten Networks (Canada) Inc. $18,777 for rent. Mark Bruk a current director and officer of our company and Erick Lagerway, a former director and former officer of our company, are also directors and officers of Xten Networks (Canada) Inc. We ceased paying rent to Xten Networks (Canada) Inc. on August 31, 2005.

D/JLM/882899.3

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).
3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).
3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).
(4)	Instruments defining the rights of security holders, including indentures
4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
(10)	Material Contracts
10.1

Agreement and Plan of Merger between Broad Scope Enterprises Inc., Xten Networks, Inc., Broad Scope Acquisition Corp. and Mark Bruk (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.2	Agreement and Plan of Merger between Broad Scope Enterprises Inc. and Xten Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).
10.3

Software Development Agreement between Xten Networks, Inc. (formerly Evove, Inc.) and Xten Networks (Canada) Inc. (formerly Xten Networks Inc.) (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.4	Debt Settlement and Subscription Agreement dated April 19, 2005 between Xten Networks, Inc. and Steven Bruk (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

D/JLM/882899.3

10.5	Employment Agreement dated June 16, 2005 between Xten Networks R&D Inc. and Larry Timlick (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).
10.6

Settlement Agreement and Release dated June 29, 2005 between Xtend Communications Corp. and Xten Networks, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.7	Share Purchase Agreement dated May 12, 2005 between Xten Networks, Inc. and Marty Hofmeister (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2005).
10.8	Agreement and Plan of Merger between Xten Networks, Inc. and Ineen, Inc. dated August 26, 2005 (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).
10.9

Subscription Agreement dated November 22, 2005 between CounterPath Solutions, Inc. and KMB Trac Two Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).

10.10	Convertible Note dated November 21, 2005 (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).
10.11	Warrant Certificate dated November 21, 2005(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2005).
10.12	Form of Amendment to Stock Option and Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.13	Form of Stock Option and Subscription Agreement for U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.14	Form of Stock Option and Subscription Agreement for Non-U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.15	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (filed herewith).
10.16	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (filed herewith).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).
(21)	Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

D/JLM/882899.3

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm, Amisano Hanson, Chartered Accountants, provided audit and other services during the years ended April 30, 2006 and 2005 as follows:

	2006	2005
Audit Fees	$31,567	$26,730
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	$37,074	$23,086
Total Fees	$68,641	$49,816

Audit Fees

This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings. We paid Amisano Hanson, Chartered Accountants, $31,567 in audit fees during our fiscal year ended April 30, 2006 and $26,730 in our fiscal year ended April 30, 2005.

Audit Related Fees

There were no audited related fees paid to Amisano Hanson, Chartered Accountants, during our fiscal years ended April 30, 2006 and 2005.

Tax Fees

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning. There were no tax fees paid to Amisano Hanson, Chartered Accountants, during our fiscal years ended April 30, 2006 and 2005.

All Other Fees

We paid Amisano Hanson, Chartered Accountants, $37,074 in fees that are not covered under the headings set out above during our fiscal year ended April 30, 2006 and $23,086 in the fiscal year ended April 30, 2005.

We do not use Amisano Hanson, Chartered Accountants, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson, Chartered Accountants, to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson, Chartered Accountants, is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

D/JLM/882899.3

Our board of directors who act as our audit committee pre-approved al services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" were reviewed and approved by our board of directors before or after the respective services were rendered.

Our board of directors has considered the nature amount of the fees billed by Amisano Hanson, Chartered Accountants, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Amisano Hanson, Chartered Accountants.

D/JLM/882899.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:	/s/ Mark Bruk
Mark Bruk, Chairman
Chief Executive Officer, Secretary, Treasurer & Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: July 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Bruk
Mark Bruk	Chairman, Chief Executive Officer, Secretary, Treasurer and Director	July 31, 2006
/s/ Donovan Jones
Donovan Jones	President and Chief Operating Officer	July 31, 2006
/s/ Jason Fischl
Jason Fischl	Chief Technology Officer	July 31, 2006
/s/ Larry Timlick
Larry Timlick	Director	July 31, 2006
/s/ Chris Cooper
Chris Cooper	Director	July 31, 2006

D/JLM/882899.3