Form 10QSB
period 2006-07-31
COUNTERPATH SOLUTIONS, INC.
filed 2006-09-14
CIK 1236997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-50346

COUNTERPATH SOLUTIONS, INC.
(Name of small business issuer as in its charter)
Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3
(Address of principal executive offices)
(604) 320-3344
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 13, 2006, there were 37,940,983 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

COUNTERPATH SOLUTIONS, INC.

JULY 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operations	19
Item 3.	Controls and Procedures	26
	Part II
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	28
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	30
32	Certification Pursuant to U.S.C. 18 Section 1350	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTERPATH SOLUTIONS, INC.

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statements of Cash Flows	6

Interim Consolidated Statement of Stockholders’ Equity	7

Notes to the Interim Consolidated Financial Statements	8 – 18

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2006 and April 30, 2006

(Stated in U.S. Dollars)

(Unaudited)

	July 31,	April 30,
	2006	2006
ASSETS

Current
Cash and cash equivalents	$ 1,133,361	$ 2,369,021
Accounts receivable	1,664,858	477,814
Prepaid expenses and deposits	121,839	104,927

	2,920,058	2,951,762
Deposits	73,187	-
Equipment	345,005	300,077
Other assets	9,351	8,165

	$ 3,347,601	$ 3,260,004

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 984,777	$ 754,589
Due to related parties – Note 4	21,711	34,929
Unearned revenue	105,425	115,214
Customer deposits	51,995	138
Warranty payable	84,981	71,011

	1,248,889	975,881
Convertible debenture – Note 5	1,904,684	1,887,582

	3,153,573	2,863,463

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 5, 6 and 7
Authorized:
415,384,500 shares
Issued:
37,940,983 shares (April 30, 2006: 37,915,462)	37,941	37,915
Additional paid-in capital	3,026,851	2,750,494
Deficit	(2,795,731)	(2,317,589)
Accumulated other comprehensive loss	(75,033)	(74,279)

	194,028	396,541

	$ 3,347,601	$ 3,260,004

See accompanying notes to the financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended
	July 31, 2006	July 31, 2005

Revenues – Note 8
Software	$ 1,409,719	$ 710,678
Service	351,162	116,618

	1,760,881	827,296

Expenses
Amortization	75,005	50,807
Bad debts	24,466	20,152
Computer expenses	23,636	1,259
Consulting fees	220,470	104,136
Foreign exchange loss	22,297	1,900
Interest on convertible debenture – Note 4	42,102	-
Licenses and permits	94,514	(30,000)
Office and miscellaneous	31,921	20,935
Professional fees	69,720	58,673
Public relations	44,576	17,529
Rent – Note 4	61,333	40,557
Stock-based compensation – Note 6	266,429	72,586
Telephone and internet	23,897	16,716
Travel and promotion	68,469	59,885
Wages, commissions and benefits	1,156,218	695,253
Warranty expense	13,970	6,118
Write-off of trademark	-	594

	2,239,023	1,137,100

Net loss for the period	(478,142)	(309,804)
Other comprehensive loss
Foreign currency translation adjustments	(754)	(1,735)

Comprehensive loss	$ (478,896)	$ (311,539)

Basic and diluted loss per share	$ (0.01)	$(0.01)

Weighted average number of shares outstanding	37,926,439	37,915,462

See accompanying notes to the financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2006 and 2005

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended
	July 31, 2006	July 31, 2005
Cash flows used in operating activities
Net loss for the period	$ (478,142)	$ (309,804)
Items not involving cash:
Accretion of convertible debenture discount	17,102	-
Amortization	75,005	50,807
Stock-based compensation	266,429	72,586
Write-off of trademark	-	594
Changes in non-cash working capital items:
Accounts receivable	(1,187,044)	(91,985)
Prepaid expenses and deposits	(16,912)	(23,168)
Accounts payable and accrued liabilities	230,188	53,058
Unearned revenue	(9,789)	150,000
Customer deposits	51,857	22,235
Warranty payable	13,970	6,118

	(1,037,336)	(69,559)

Cash flows used in financing activities
Common stock issued	9,954	-
Decrease in due to related parties	(13,218)	(15,446)

	(3,264)	(15,446)

Cash flows used in investing activities
Deposits	(73,187)	(6,437)
Purchase of equipment	(119,933)	(56,107)
Increase in other assets	(1,186)	(888)

	(194,306)	(63,432)

Foreign currency translation effect on cash	(754)	(1,735)

Decrease in cash and cash equivalents during the period	(1,235,660)	(150,172)

Cash and cash equivalents, beginning of the period	2,369,021	1,244,906

Cash and cash equivalents, end of the period	$ 1,133,361	$ 1,094,734

Cash and cash equivalents are comprised of:
Cash	$ 913,361	$ 1,094,734
Certificate of deposit	220,000	-

	$ 1,133,361	$ 1,094,734
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ 25,000	$ -

See accompanying notes to the financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the year ended April 30, 2006

and for the three months ended July 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

					Accumulated
	Number		Additional		Other
	of		Paid-in		Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2005	37,915,462	$ 37,915	$ 2,403,855	$ (1,035,936)	$ (39,918)	$ 1,365,916
Stock-based compensation	-	-	209,270	-	-	209,270
Convertible debenture discount – Note 5	-	-	137,369	-	-	137,369
Net loss for the year	-	-	-	(1,281,653)	-	(1,281,653)
Other comprehensive loss for the year	-	-	-	-	(34,361)	(34,361)

Balance, April 30, 2006	37,915,462	37,915	2,750,494	(2,317,589)	(74,279)	396,541
Shares issued for cash:
Exercise of stock options - at $0.39	25,521	26	9,928	-	-	9,954
Stock-based compensation	-	-	266,429	-	-	266,429
Net loss for the period	-	-	-	(478,142)	-	(478,142)
Other comprehensive loss for the period	-	-	-	-	(754)	(754)

Balance, July 31, 2006	37,940,983	$ 37,941	$ 3,026,851	$ (2,795,731)	$ (75,033)	$ 194,028

See accompanying notes to the financial statements

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2006 annual financial statements.

Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ended April 30, 2007.

Note 2	Nature of Operations

Counterpath Solutions, Inc. was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company provides Voice over Internet Protocol software and related services to customers in North America, South America, Europe, Asia and other areas of the world.

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3	Significant Accounting Policies – (cont’d)

b)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net loss for the period.

c)	Revenue Recognition

The Company receives revenues consisting of software sales and service fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. A one-year warranty on software products is provided by the Company. The Company records a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. The Company also records unearned revenue on software sales for sales greater than $10,000 to compensate for the cost of providing support services to customers. The Company recognizes this deferred revenue evenly over a twelve month period from the date of the sale. The Company will review these policies annually.

d)	Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

e)	Stock-based Compensation

To April 30, 2006, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS No. 123.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 3	Significant Accounting Policies – (cont’d)

e)	Stock-based Compensation – (cont’d)

The FASB issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB No. 25, and required public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, SFAS No. 123R was effective for interim or annual periods beginning after December 15, 2005. The Company adopted SFAS No. 123R on May 1, 2006. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on overall financial position. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to the consolidated financial statements.

Note 4	Related Party Transactions – Note 5

During the three months ended July 31, 2006 and 2005, the Company incurred the following expenses by a company with a director in common with the Company and by a company owned by a significant shareholder of the Company:

	2006	2005

Interest on convertible debenture	$ 25,000	$ -
Rent	-	14,324

	$ 25,000	$ 14,324

The amounts due to related parties at July 31, 2006 and April 30, 2006 are unsecured, non-interest bearing and have no stated terms of repayment. The amounts due to related parties are due to directors of the Company or to companies with directors in common with the Company.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5	Convertible Debenture

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

The amount raised from the issuance of the convertible debenture was allocated between the convertible debenture and the share purchase warrants on the basis of their relative fair values in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 14. The Company used the Black- Scholes option pricing model to determine the fair value of the warrants. At the date of issuance of the debenture, the Company allocated $1,862,631 to the convertible debenture and $137,369 to the share purchase warrants. The amount allocated to the share purchase warrants represents a discount on the debt financing which is accreted to income over the term of the debt. During the three months ended July 31, 2006, the Company recorded an accretion expense of $17,102 on this discount.

Note 6	Common Stock – Note 7

During the three months ended July 31, 2006, the Company issued 25,521 common shares at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

Commitments:

Convertible Debenture – Note 5

Stock Purchase Options

The Company has a stock-based compensation plan whereby stock options are granted in accordance with the policies of regulatory authorities at an exercise price equal to the market price of the Company’s stock on the date of the grant. A summary of the status of the plan is as follows:

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6	Common Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

		Weighted
		Average
		Exercise
	Number	Price

Balance, April 30, 2005	2,870,000	$1.34
Granted – Employees	1,082,659	$0.70
Granted – Consultants	33,333	$0.70
Granted – Employees	500,000	$0.72
Granted – Consultants	75,000	$0.67
Granted – Employees	1,500,000	$0.74
Granted – Consultants	50,000	$0.39
Granted – Employees	1,200,000	$0.61
Granted – Employees	510,000	$0.39
Granted – Consultants	170,000	$0.39
Granted – Employees	6,940,000	$0.39
Granted – Employees	250,000	$0.39
Granted – Employees	2,085,000	$0.39
Granted – Employees	200,000	$0.39
Granted – Employees	250,000	$0.56
Granted – Employees	50,000	$0.75
Granted – Employees	100,000	$0.682
Cancelled – Consultants	(33,333)	$0.70
Cancelled – Employees	(6,687,659)	$0.91

Balance, April 30, 2006	11,145,000	$0.45
Granted – Employees	983,100	$0.61
Granted – Employees	200,000	$0.67
Granted – Employees	300,000	$0.59
Cancelled – Employees	(321,458)	$0.39
Exercised – Employees	(25,521)	$0.39

Balance, July 31, 2006	12,281,121	$0.47

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6	Common Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(1)

At July 31, 2006, there were 100,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.87 per share. These options expire on July 21, 2009.

At July 31, 2006, all of these options have vested. The Company has recorded a stock-based compensation charge of $83,000 in respect to these options.

(2)

At July 31, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.58 per share. These options expire on October 24, 2009.

At July 31, 2006, 135,000 of these options have vested with the balance vesting on September 30, 2006. The Company has recorded a stock-based compensation charge of $117,600 in respect to these options.

(3)

At July 31, 2006, there were 175,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.17 per share. These options expire on February 28, 2010.

At July 31, 2006, 140,000 of these options had vested with the balance vesting as follows: 17,500 on September 30, 2006 and 17,500 on December 31, 2006. The Company has recorded a stock-based compensation charge of $97,708 in respect to these options.

(4)

At July 31, 2006, there were 150,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $1.07 per share. These options expire on March 29, 2010.

At July 31, 2006, 105,000 of these options had vested with the balance vesting as follows: 15,000 on August 31, 2006, 15,000 on November 30, 2006 and 15,000 on February 28, 2007. The Company has recorded a stock-based compensation charge of $71,300 in respect to these options.

(5)

At July 31, 2006, there were 75,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on June 13, 2010.

These options vested 50,000 on June 13, 2005 and 25,000 on July 1, 2005. The Company has recorded a stock-based compensation charge of $29,925 in respect to these options.

(6)

At July 31, 2006, there were 50,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options were originally granted at $0.61 per share but were repriced during the year ended April 30, 2006. These options expire on September 12, 2010.

These options vest over four years, 1/48th each month until September 12, 2009. The Company has recorded a stock-based compensation charge of $4,298 in respect to these options.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6	Common Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(7)

At July 31, 2006, there were 400,000 director stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on September 7, 2010.

These options vest over four years with 25% of the options vesting on September 7, 2006 and the remaining 75% vesting 1/36th each month until September 7, 2009. The Company has recorded a stock-based compensation charge of $8,502 in respect to these options.

(8)

At July 31, 2006, there were 170,000 consultant stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009. The Company has recorded a stock-based compensation charge of $10,351 in respect to these options.

(9)

At July 31, 2006, there were 6,593,021 employee stock options outstanding entitling the holder thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on October 10, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until October 10, 2009. The Company has recorded a stock-based compensation charge of $127,611 in respect to these options.

(10)

At July 31, 2006, there were 250,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on December 12, 2015.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until December 12, 2009. The Company has recorded a stock-based compensation charge of $4,485 in respect to these options.

(11)

At July 31, 2006, there were 2,085,000 employee and director stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on January 10, 2016 as to 390,000 options and on January 10, 2011 as to 1,695,000 options.

390,000 of these options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until January 10, 2010.

1,695,000 of these options vest over four years, 25% after one year with the remaining 75% vesting 1/36th each month until January 10, 2010. The Company has recorded a stock-based compensation charge of $40,268 in respect to these options.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6	Common Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(12)

At July 31, 2006, there were 200,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.39 per share. These options expire on February 1, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until February 1, 2010. The Company has recorded a stock-based compensation charge of $6,788 in respect to these options.

(13)

At July 31, 2006, there were 250,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.56 per share. These options expire on February 20, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until February 20, 2010. The Company has recorded a stock-based compensation charge of $7,500 in respect to these options.

(14)

At July 31, 2006, there were 50,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.75 per share. These options expire on March 3, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until March 3, 2010. The Company has recorded a stock-based compensation charge of $2,016 in respect to these options.

(15)

At July 31, 2006, there were 100,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.682 per share. These options expire on April 10, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until April 10, 2010. The Company has recorded a stock-based compensation charge of $3,668 in respect to these options.

(16)

At July 31, 2006, there were 983,100 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share. These options expire on May 23, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until May 23, 2010. The Company has recorded a stock-based compensation charge of $24,439 in respect to these options.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 6	Common Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(17)

At July 31, 2006, there were 200,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.67 per share. These options expire on July 11, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until July 11, 2010. The Company has recorded a stock-based compensation charge of $1,406 in respect to these options.

(18)

At July 31, 2006, there were 300,000 employee stock options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.59 per share. These options expire on July 26, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until July 26, 2010. The Company has recorded a stock-based compensation charge of $686 in respect to these options.

The Company did not record compensation expense on granting of stock options to employees or directors up to April 30, 2006. Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees for the three months ended July 31, 2005 are as follows:

Comprehensive loss for the period as reported	$ (311,539)
Stock-based compensation	(126,823)

Pro forma loss for the period	$ (438,362)

Pro forma basic and diluted loss per share	$ (0.01)

The fair value of the share purchase options outstanding at July 31, 2006 and April 30, 2006 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	July 31,	April 30,
	2006	2006

Risk free rate	4.30%	4.24%
Dividend yield	0%	0%
Weighted average expected volatility	74.3%	73.1%
Weighted average expected option life	9.6 yrs	9.5 yrs

Weighted average fair value	$ 0.36	$ 0.34
Total options outstanding	12,281,121	11,145,000
Total fair value of options outstanding	$ 4,421,204	$ 3,789,300

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7	Subsequent Events

i)

On August 1, 2006, the Company granted 255,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.30 per share. These options expire on August 1, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until August 1, 2010.

ii)

On September 7, 2006, the Company granted 1,200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.43 per share. These options expire on September 7, 2016.

These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month until September 7, 2010.

Note 8	Segmented Information

Revenues by geographic segment for the three months ended July 31, 2006 and 2005 are as follows:

	2006	2005

North America	$ 813,308	$ 709,012
Europe	875,997	73,497
Asia	46,950	38,445
South America	19,092	6,085
Other	5,534	257

	$ 1,760,881	$ 827,296

Revenues from significant customers are as follows:

During the three months ended July 31, 2006, four customers accounted for 62% of revenues.

During the three months ended July 31, 2005, two customers accounted for 57% of revenues.

Note 9	Commitments

i)	The Company entered into three leases for office premises all of which expire on December 31, 2006 and require payments totalling $83,666 to December 31, 2006.

ii)

On July 10, 2006, the Company entered into a lease for office premises commencing on December 1, 2006 and ending on September 29, 2011. Total rent payable over the term of the lease for the years ended April 30, is as follows:

2007	$ 85,927
2008	214,245
2009	219,974
2010	236,013
2011	247,470
2012	103,113

$ 1,106,742

                COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10	Contingency

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters. Management of the Company believes that the claim is without foundation or merit.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Business of CounterPath Solutions

Our business focuses on the design, development and sale of multimedia application software. Our software applications are based on session initiation protocol (SIP) which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, presence (the ability to monitor a person's availability), online games and virtual reality. Users of our software in combination with voice over internet protocol (VoIP) service are able to communicate and make voice and video calls from a device running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and the Windows Mobile 5 (used for personal digital assistants or PDA's).

We are focused on the development of technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. Voice over internet protocol (VoIP) is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). General industry and analyst consensus shows that the voice over internet protocol (VoIP) market is being adopted by the public and growing at a considerable rate. Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol (SIP) and voice over internet protocol (VoIP) services. Customers that we are targeting include large global incumbent telecom providers, cable carriers, internet telephone service providers (ITSP's) and content providers. Our software enables communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather.

New Accounting Pronouncements

In December 2004, the FASB issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. We have adopted FAS 123R as of May 1, 2006. Due to the adoption of this new pronouncement we have recorded stock-based compensation of $266,429 for the three months ended July 31, 2006. This compares with $72,586 for the three months ended July 31, 2005. Results for the prior period have not been restated.

Application of Critical Accounting Policies

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

Revenue Recognition

We receive revenues consisting of software sales and service fees. We recognize revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured. We provide a one year warranty on software products. We have set up a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term. We have also set up deferred revenue on software sales, which defers a portion of all software sales greater than $10,000 to compensate for the cost of providing support services to customers. We recognize this deferred revenue evenly over a twelve-month period from the date of the sale. We will review these policies annually.

Stock-Based Compensation

Stock options granted are accounted for under FAS No. 123R “Share-Based Payment” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. We have adopted FAS 123R as of May 1, 2006.

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes option valuation model.

As of May 1, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3,373,000, which is expected to be recognized over a weighted average period of approximately 37 months.

Results of Operations

Three Months Ended July 31, 2006 and July 31, 2005

The following presentation and discussion relates to the consolidated operations of CounterPath Solutions, Inc. for the three months ended July 31, 2006 and July 31, 2005.

	Three months ended July 31, 2006	Three months ended July 31, 2005	Percent Change
Revenues
Software	$1,409,719	$710,678	98%
Service	$351,162	$116,618	201%
Total Revenues	$1,760,881	$827,296	113%
Expenses
Consulting, Professional Fees and Wages	$1,446,408	$858,062	69%
Administration and Other	$679,570	$201,624	237%
Public Relations	$44,576	$17,529	154%
Travel and Promotion	$68,469	$59,885	14%
Total Expenses	$2,239,023	$1,137,100	97%

Our operating activities during the three months ended July 31, 2006 consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenues. For the three months ended July 31, 2006, we generated $1,760,881 in revenues compared to $827,296 for the three months ended July 31, 2005. This represents an increase of $933,585 or 113% increase from the same period last year. Four customers each represented revenues of greater than 10%, and combined, accounted for 62% of our total revenues. Our total number of customers that have deployed our software increased by 22 over the quarter to 213 as at July 31, 2006.

We generated $1,409,719 in software revenue for the three months ended July 31, 2006 compared to $710,678 for the three months ended July 31, 2005, representing an increase of $699,041 or 98% over the same period last year. The increase in software revenues was attributable to an increase in both the number of customers we sell to and the average revenue per customer. For the three months ended July 31, 2006, we generated $351,162 in service revenue compared to $116,618 for the three months ended July 31, 2005. This increase of $234,544 or 201% over the same period last year in service revenue reflects the increase in services we provide to primarily our larger customers to enable them to deploy our software.

Expenses. Total expenses for the three months ended July 31, 2006 were $2,239,023 compared to $1,137,100 for the previous three months ended July 31, 2005, representing an increase of $1,101,923 or 97%.

Consulting fees, professional fees, and wages for the three months ended July 31, 2006 were $1,446,408 compared to $858,062 for the three months ended July 31, 2005. This is an increase of $588,346 or 69% from the same period last year. The increase in consulting fees, professional fees and wages was primarily due to the addition of engineering staff required for research and development and the addition of sales and marketing staff. During the period, we increased our headcount from 54 to 56 persons.

Administration and other expenses for the three months ended July 31, 2006 were $679,570 compared to $201,624 for the three months ended July 31, 2005. This is an increase of $477,946 or 237% from the same period last year. The increase in administration and other expenses was primarily due to the administrative costs associated with the addition of engineering staff required for research and development and the addition of sales and marketing staff. The administration and other expenses for the three months ended July 31, 2006 includes a $266,429 non-cash expense for stock-based compensation compared to $72,586 recorded in the comparable quarter last year. During the current quarter we began expensing the fair value of the employee options.

Public relations’ expenses for the three months ended July 31, 2006 were $44,576 compared to $17,529 for the three months ended July 31, 2005. This is an increase of $27,047 or 154% from the previous year and reflects an increase in consulting fees for public and investor relations services.

Travel and promotion expenses for the three months ended July 31, 2006 were $68,469 compared to $59,885 for the three months ended July 31, 2005. This is an increase of $8,584 or 14% from the same period last year. The increase in travel and promotion expenses was due to increased pre-sales activities, and our active participation in industry tradeshows.

Liquidity and Capital Resources

As of July 31, 2006, we had $1,133,361 in cash and cash equivalents compared to $2,369,021 at April 30, 2006, representing a decrease of $1,235,660. Our working capital was $1,671,169 at July 31, 2006 compared to $1,975,881 at April 30, 2006, representing a decrease of $304,712 from the previous quarter.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,037,336 for the three months ended July 31, 2006. This compares with a net cash outflow of $69,559 for the same period last year and represents a $967,777 increase in the use of cash compared to the same period last year. The operating cash outflows for the three months ended July 31, 2006 resulted from a net loss of $478,142 with adjustments for non-cash expenses and changes in working capital balances.

Financing Activities

Financing activities resulted in net cash outflows of $3,264 for the three months ended July 31, 2006. This compares with a net cash outflow of $15,446 for the same period last year and represents a 12,182 decrease in the use of cash compared to the same period last year. The company issued 25,521 common shares at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

Investing Activities

Investing activities resulted in a net cash outflow of $194,306 for the three months ended July 31, 2006. This compares with a net cash outflow of $63,432 for the same period last year. This represents a $130,874 or 206% increase in the use of cash for investing activities compared to the same period last year. During the three months ended July 31, 2006, we purchased $119,933 of capital assets. This compares to capital purchases of $56,107 for the same period last year. At July 31, 2006, we did not have any material commitments for future capital expenditures.

We believe that our current working capital and anticipated revenues will be sufficient to fund our operations for the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay product development, and scale back operations.

We intend to seek additional funding through public or private financings, but our business and shareholders’ investment are at risk if we are unable to obtain additional financing on acceptable terms or at all.

Long Term Obligations

On July 10, 2006, we entered into a lease for office premises commencing on December 1, 2006 and ending on September 29, 2011. Total rent payable over the term of the lease for the fiscal years ended April 30, is as follows:

2007	$ 85,927
2008	214,245
2009	219,974
2010	236,013
2011	247,470
2012	103,113
$ 1,106,742

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

We are authorized to issue 415,384,500 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names: www.counterpath.com, www.xten.com, www.xten.net, www.sipindex.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info, and applying to register the trademark eyeBeamTM, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including eyeBeam, X-Pro, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.Net, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of July 31, 2006, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2006, we granted stock options to a director and three employees for the option to purchase an aggregate of 983,100 shares of our common stock at an exercise price of $0.61 per share, exercisable until May 23, 2016. The stock options are subject to vesting provisions as set forth in our 2005 stock option plan. We issued the stock options to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 11, 2006, we granted stock options to an employee for the option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.67 per share, exercisable until July 11, 2016. The stock options are subject to vesting provisions as set forth in our 2005 stock option plan. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 26, 2006, we granted stock options to an employee for the option to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.59 per share, exercisable until July 26, 2016. The stock options are subject to vesting provisions as set forth in our 2005 stock option plan. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 1, 2006, we granted stock options to two employees for the option to purchase an aggregate of 255,000 shares of our common stock at an exercise price of $0.30 per share, exercisable until August 1, 2016. The stock options are subject to vesting provisions as set forth in our 2005 stock option plan. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 7, 2006, we granted stock options to an employee for the option to purchase an aggregate of 1,200,000 shares of our common stock at an exercise price of $0.43 per share, exercisable until September 7, 2016. The stock options are subject to vesting provisions as set forth in our 2005 stock option plan. We issued the stock options to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.12	Form of Amendment to Stock Option and Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.13	Form of Stock Option and Subscription Agreement for U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.14	Form of Stock Option and Subscription Agreement for Non-U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2006).
10.15	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).
10.16	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).
10.17	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (filed herewith).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).
(21)	Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

(31)	Section 302 Certification
31.1	Section 302 Certification.
(32)	Section 906 Certification
32.1	Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:	/s/ Mark Bruk
Mark Bruk, Chairman
Chief Executive Officer, Secretary, Treasurer & Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: September 14, 2006