Form 10QSB
period 2006-10-31
COUNTERPATH SOLUTIONS, INC.
filed 2006-12-18
CIK 1236997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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
(604) 320-3344
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 15, 2006, there were 37,940,983 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check one):     Yes [   ]     No [X]

COUNTERPATH SOLUTIONS, INC.

OCTOBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operations	19
Item 3.	Controls and Procedures	31
	Part II
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits and Reports on Form 8-K	32
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COUNTERPATH SOLUTIONS, INC.

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations and Comprehensive Loss	5

Interim Consolidated Statements of Cash Flows	6

Interim Consolidated Statement of Changes in Stockholders’ Equity	7

Notes to the Interim Consolidated Financial Statements	8 – 18

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

 (Stated in U.S. Dollars)

	October 31,	April 30,
	2006	2006
ASSETS	(Unaudited)
Current assets:
Cash	$1,085,368	$2,369,021
Accounts receivable (net of allowance for doubtful accounts of $53,915 and $38,646, respectively)	2,000,826	477,814
Prepaid expenses and deposits	132,477	104,927
Total current assets	3,218,671	2,951,762

Deposits – Note 7	73,187	-
Equipment (net of accumulated depreciation of $521,921 and $383,975, respectively)	289,881	300,077
Other assets	12,611	8,165
TOTAL ASSETS	$3,594,350	$3,260,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,055,845	$754,589
Due to related parties – Note 3	21,731	34,929
Unearned revenue	243,027	115,214
Customer deposits	59,858	138
Warranty payable	94,061	71,011
Total current liabilities	1,474,522	975,881

Convertible debenture – Note 4	1,922,175	1,887,582
Total liabilities	3,396,697	2,863,463

Stockholders’ equity:
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500 Issued and outstanding:
October 31, 2006 – 37,940,983; April 30, 2006 – 37,915,462	37,941	37,915
Additional paid-in capital	3,255,140	2,750,494
Accumulated deficit	(3,030,380)	(2,317,589)
Accumulated other comprehensive loss – currency translation adjustment	(65,048)	(74,279)
Total stockholders’ equity	197,653	396,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,594,350	$3,260,004

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

 (Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

Revenue:
Software	$1,276,065	$731,164	$2,685,784	$1,441,842
Service	396,728	354,937	747,890	471,555
Total revenue	1,672,793	1,086,101	3,433,674	1,913,397
Cost of revenue:
Software	204,364	109,546	458,241	178,903
Service	149,000	76,333	339,971	116,831
Total cost of revenue	353,364	185,879	798,212	295,734
Gross profit	1,319,429	900,222	2,635,462	1,617,663
Operating expenses:
Sales and marketing	436,329	277,729	754,937	373,400
Research and development	539,910	518,948	1,294,844	1,050,870
General and administrative	535,545	362,367	1,225,217	762,401
Total operating expenses	1,511,784	1,159,044	3,274,998	2,186,671
Loss from operations	(192,355)	(258,822)	(639,536)	(569,008)
Interest and other income (expense), net	(42,294)	97	(73,255)	479
Net loss	$(234,649)	$(258,725)	$(712,791)	$(568,529)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,985	(3,900)	9,231	(5,635)
Comprehensive loss	$(224,664)	$(262,625)	$(703,560)	$(574,164)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding:	37,940,983	37,915,462	37,933,711	37,915,462

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in U.S. Dollars)

(Unaudited)

	Six Months Ended October 31,
	2006	2005

Cash flows from operating activities:
Net loss for the period	$(712,791)	$(568,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,354	109,846
Stock-based compensation (Note 5)	494,718	116,398
Accretion of convertible debenture discount (Note 4)	34,593	-
Write-off of trademark	-	594
Changes in assets and liabilities:
Accounts receivable	(1,523,012)	(261,417)
Prepaid expenses and deposits	(27,550)	7,583
Accounts payable and accrued liabilities	301,256	197,611
Unearned revenue	127,813	102,106
Customer deposits	59,720	128,800
Warranty payable	23,050	5,030
Net cash used in operating activities	(1,078,849)	(161,978)

Cash flows from investing activities:
Purchase of equipment, net of disposals	(133,158)	(134,676)
Deposits	(73,187)	(8,804)
Increase in other assets	(4,446)	(2,733)
Net cash used in investing activities	(210,791)	(146,213)

Cash flows from financing activities:
Common stock issued	9,954	-
Decrease in due to related parties	(13,198)	(10,729)
Net cash used in financing activities	(3,244)	(10,729)

Foreign currency translation effect on cash	9,231	(5,635)

Decrease in cash during the period	(1,283,653)	(324,555)

Cash, beginning of the period	2,369,021	1,244,906
Cash, end of the period	$1,085,368	$920,351

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$34,419	$-

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Six Months Ended October 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

					Accumulated
	Number		Additional		Other
	Of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2006	37,915,462	37,915	2,750,494	(2,317,589)	(74,279)	396,541
Shares issued for cash:
Exercise of stock options - at $0.39	25,521	26	9,928	-	-	9,954
Stock-based compensation	-	-	494,718	-	-	494,718
Net loss for the period	-	-	-	(712,791)	-	(712,791)
Foreign currency translation adjustment	-	-	-	-	9,231	9,231

Balance, October 31, 2006	37,940,983	$37,941	$3,255,140	$(3,030,380)	$(65,048)	$197,653

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

(Unaudited)

Note 1

Nature of Operations

CounterPath Solutions, Inc. was incorporated in the State of Nevada on April 18, 2003.  The Company’s common shares are quoted for trading on the NASD Over-The-Counter Bulletin Board in the United States of America.

The Company provides Voice over Internet Protocol software and related services to customers in North America, South America, Europe, Asia and other areas of the world including Australia, New Zealand and Africa.

Note 2

Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in U.S. dollars except where disclosed.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

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

b)

Interim Reporting

The information presented in the accompanying interim three months and six months consolidated financial statements are without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2006 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2006 annual financial statements.

Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont’d)

c)

Change in Accounting Policy

Beginning May 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-based Compensation”, and has applied the recommendations of this standard using the modified prospective method.  Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

The adoption of SFAS 123R had a significant impact on the consolidated statement of operations, although it had no material impact on the Company’s overall financial position. During the three and six months ended October 31, 2006, the Company recognized $184,720 and $442,781, respectively, related to employee stock-based compensation. The amounts classified in the Company’s unaudited consolidated statements of operations are as follows:

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Cost of revenue	$17,210	$30,950
Sales and marketing	15,359	19,617
Research and development	76,784	151,429
General and administrative	75,367	240,785
Total stock-based compensation	$184,720	$442,781

Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Any stock-based compensation for employees was recognized on a straight-line basis over the vesting period of the individual options.

Stock options granted to non-employees were accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned.

The Company did not record compensation expense on the granting of stock options to employees or directors prior to April 30, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. In accordance with SFAS 148, “Accounting for Stock-Based Compensation - Transition and disclosure and amendment of FASB Statement No. 123” the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value provisions of SFAS 123 to all options prior to May 1, 2006:

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont’d)

c)

Change in Accounting Policy – (cont’d)

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net loss for the period, as reported	$(258,725)	$(568,529)
Stock based employee compensation expense included in reported net loss	-	-
Stock based compensation expense determined using the fair value based method for all awards	(149,164)	(275,977)
Pro forma loss for the period	$(407,889)	$(844,506)
Basic and diluted loss per share, as reported and pro-forma	$(0.01)	$(0.02)

The fair value of the share purchase options outstanding at October 31, 2005 was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

October 31, 2005
Risk-free interest rate	4.2%
Expected volatility	71.1%
Expected life	9.3 yrs
Dividend yield	0%

d)

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The Company is currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont’d)

d)

New Accounting Pronouncements – (cont’d)

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

e)

Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Stated in U.S. Dollars)

(Unaudited)

Note 3

Related Party Transactions

During the three and six months ended October 31, 2006 and 2005, the Company incurred the following expenses to a company with a director in common with the Company and to a company controlled by the spouse of a significant shareholder of the Company:

	Three Months Ended October 31, 2006		Six Months Ended October 31, 2006
	2006	2005	2006	2005
Interest on convertible debenture	$25,556	$-	$51,111	$-
Rent	-	4,453	-	18,777
	$25,556	$4,453	$51,111	$18,777

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to related parties at October 31, 2006 and April 30, 2006 are unsecured, non-interest bearing and have no stated terms of repayment.

Note 4

Convertible Debenture

On December 13, 2005, the Company completed the issuance of a convertible debenture in the principal amount of $2,000,000 to a company controlled by the spouse of a significant shareholder of the Company.  The convertible debenture is unsecured, bears interest at 5% per annum with interest payable at maturity or on such other date as agreed to by the Company and the investor and matures on November 21, 2007.  The debenture is senior to the Company’s other existing and future indebtedness as long as 25% of the principal amount is outstanding.  The Company can prepay the outstanding principal and accrued interest at any time with the consent of the lender. The lender may convert the debenture at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share.

Included with the issuance of the convertible debenture were 2,500,000 share purchase warrants entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.

The proceeds raised from the issuance of the convertible debenture was allocated between the convertible debenture, share purchase warrants and beneficial conversion feature on the basis of their relative fair values in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 0027”).  The Company used the Black-Scholes option pricing model to determine the fair value of the share purchase warrants using the Company’s historical prices and the following assumptions (i) risk-free interest rate of 4.32%, (ii) expected volatility of 75.0%, (iii) expected life of 2 years, and (iv) a dividend yield of Nil.   At the date of issuance of the debenture, the Company allocated $1,862,631 to the convertible debenture $137,369 to the share purchase warrants and $nil to the beneficial conversion feature.  The amount allocated to the share purchase warrants represents a discount on the debt financing which is accreted to income over the term of the debt.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 4

Convertible Debenture – (cont’d)

The convertible debenture and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value

Convertible debenture at April 30, 2006	$2,000,000	$112,418	$1,887,582
Accretion of debt discount	-	(34,593)	34,593
Convertible debenture at October 31, 2006	$2,000,000	$77,825	$1,922,175

During the three and six months ended October 31, 2006, the Company recorded an accretion expense of $17,491 (2005 - $nil) and $34,593 (2005 - $nil) respectively on this discount.

Note 5

Common Stock

During the six months ended October 31, 2006, the Company issued 25,521 shares of common stock at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant.  The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.  The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors under the stock option plan is 16,000,000.

As discussed in note 2(c) the Company adopted SFAS No. 123R starting in its fiscal first quarter of 2007, which began on May 1, 2006. Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment.  For non-employees, the expected term of the options approximates the full term of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded in the period when the awards are forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in the first six months of fiscal 2007 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the three and six months ended October 31, 2006 were $0.28 and $0.31 respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended October 31, 2006	Year Ended April 30, 2006
Risk-free interest rate	4.83%	4.24%
Expected volatility	83.5%	73.1%
Expected term	5.8 yrs	9.5 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.35	$0.34
Total options outstanding	14,193,933	11,145,000

The following is a summary of the status of the Company’s stock options as of October 31, 2006 and the stock option activity during the six months ended October 31, 2006:

	Number of Options	Weighted-average Exercise Price per Share
Outstanding at April 30, 2006	11,145,000	$0.45

Granted	3,678,100	$0.49
Forfeited	(482,083)	$0.39
Cancelled	(121,563)	$0.39
Exercised	(25,521)	$0.39
Outstanding at October 31, 2006	14,193,933	$0.46

Exercisable at April 30, 2006	1,919,861	$0.61
Exercisable at October 31, 2006	3,411,140	$0.56

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2006.

Exercise Price	Number of Options Outstanding	Expiry Date	Number of Options Exercisable
$0.30	255,000	August 1, 2016	15,938
$0.38	740,000	October 1, 2011	15,417
$0.39	9,465,833	Sept. 7, 2010 to February 1, 2016	2,542,381
$0.43	1,200,000	September 7, 2016	50,000
$0.56	250,000	February 20, 2016	41,667
$0.59	300,000	July 26, 2016	18,750
$0.61	983,100	May 23, 2016	102,407
$0.67	275,000	June 13, 2010 to July 11, 2010	91,665
$0.68	100,000	April 10, 2016	14,582
$0.75	50,000	March 3, 2016	8,333
$1.07	150,000	March 29, 2010	120,000
$1.17	175,000	February 22, 2010	140,000
$1.58	150,000	October 25, 2009	150,000
$1.87	100,000	July 21, 2009	100,000
	14,193,933		3,411,140

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2006.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at April 30, 2006	9,225,139	$0.31
Granted	3,678,100	$0.35
Vested	(1,638,363)	$0.32
Forfeited	(482,083)	$0.30
Non-vested options at October 31, 2006	10,782,793	$0.32

As of October 31, 2006, there was $3,194,120 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The stock-based compensation amounts classified in the Company’s unaudited consolidated statements of operations for the three and six months ended October 31, 2006 and 2005 are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

Cost of revenue	$17,210	$-	$30,950	$-
Sales and marketing	17,240	628	41,958	628
Research and development	78,101	1,260	153,816	1,995
General and administrative	115,738	41,924	267,994	113,775
Total stock-based compensation	$228,289	$43,812	$494,718	$116,398

Note 6

Segmented Information

Revenue by geographic region for the three and six months ended October 31, 2006 and 2005 are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

North America	$627,959	$678,365	$1,441,267	$1,387,377
Europe	703,146	70,715	1,579,143	181,186
Asia	234,128	144,775	281,078	285,049
South America	101,493	175,101	120,585	42,383
Other	6,067	17,145	11,601	17,402
	$1,672,793	$1,086,101	$3,433,674	$1,913,397

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 6

Segmented Information – (cont’d)

Revenue from significant customers for the three and six months ended October 31, 2006 and 2005 is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Customer A	18%	-%	-%	-%
Customer B	14%	-%	20%	-%
Customer C	12%	-%	13%	-%
Customer D	-%	-%	-%	14%
Customer E	-%	19%	-%	11%
Customer F	-%	-%	-%	18%
	44%	19%	33%	43%

Accounts receivable balances for Customers A, B, and C were $255,000, $423,332 and $347,222 as at October 31, 2006 as compared with $nil, $nil and $nil, at April 30, 2006, respectively.

Note 7

Commitments

On July 10, 2006, the Company entered into a lease for office premises commenced on December 1, 2006 and ending on September 29, 2011 for which a deposit of $73,187 was made.  Total rent payable over the term of the lease for the years ended April 30 is as follows:

2007	$86,771
2008	216,348
2009	222,133
2010	238,330
2011	249,899
2012	104,125
$1,117,606

Note 8

Contingent Liability

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters.  Management of the Company believes that the claim is without foundation or merit.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 9

Subsequent Event

On November 30, 2006, the Company completed a non-brokered private placement of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of the Company.  The debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008.  The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share.  The outstanding $2 million convertible debenture held by one of the investors (Note 4) represented $2 million of the purchase price by that investor and was cancelled on closing.  In addition, the outstanding share purchase warrants for the purchase of up to 2.5 million shares of common stock at a price of $0.80 per share, which were issued in connection with the outstanding convertible debenture, were cancelled on closing. The new debentures rank senior to the Company’s other existing and future indebtedness as long as they remain outstanding.  Under the terms of the private placement, the investors also acquired share purchase warrants for the purchase of up to 5 million shares of the Company’s common stock, exercisable for three years at a price of $0.80 per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this report.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us” and “our” mean CounterPath Solutions, Inc., unless otherwise indicated.

Overview

Background

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

Business of CounterPath Solutions

Our business focuses on the design, development and sale of multimedia application software.  Our software applications are based on session initiation protocol (SIP) which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, presence (the ability to monitor a person's availability), online games and virtual reality. Users of our software in combination with voice over internet protocol (VoIP) service are able to communicate and make voice and video calls from a device running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and Windows Mobile 5 (used for personal digital assistants or PDA's).

We are focused on the development of technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. Voice over internet protocol (VoIP) is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). General industry and analyst consensus shows that the voice over internet protocol (VoIP) market is being adopted by the public and growing at a considerable rate. Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol (SIP) and voice over internet protocol (VoIP) services.  Customers that we are targeting include large global incumbent telecom providers, cable carriers, large equipment providers, internet telephone service providers (ITSP's) and content providers.  Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather.

Revenue

We derive revenue from the sale of software licenses and software development kits (SDKs) and services associated with software such as technical support services, implementation and training.  We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

We offer our products and services directly through our sales force and indirectly through distribution partners. Our distribution partners include networking and telecommunications equipment vendors throughout the world. Our distribution partners generally purchase our products after they have received a purchase order from their customers and do not maintain an inventory of our products in anticipation of sales to their customers.

The amount of product configuration and customization, which reflects the requested features, determines the price for each sale.  The number of software licenses purchased will have a direct impact on the average selling price.  Services may vary depending upon a customer’s requirements for technical support, implementation and training.

        We believe that our revenue and results of operations may vary significantly from quarter to quarter as a result of long sales and deployment cycles and variations in customer ordering patterns.

Cost of Revenue

Cost of product revenue primarily consists of payments to third party vendors for compression/decompression software known as codecs, salaries and benefits related to personnel, and related overhead and amortization of capitalized software that is implemented into our products.

Cost of service revenue consists primarily of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging, and other out-of-pocket expenses, (c) related overhead, and (d) warranty expense.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the type and volume of products sold, (c) new product introductions, (d) the costs of our software products and (e) the costs of our professional services and technical support.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories.  We expect to continue to hire significant numbers of new employees to support our growth.

Sales and marketing expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee.  We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and, increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

Research and development expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, and (e) other related overhead. To date, all of our research and development expense has been expensed as incurred. We intend to continue to invest in our research and development efforts, which we believe are essential to maintaining our competitive position. We expect research and development expense to increase for the foreseeable future and to decrease as a percentage of total revenue in the future.

General and administrative expense consists primarily of (a) salaries and personnel costs including stock-based compensation related to our executive, finance, human resource and information technology organizations, (b) accounting, legal and regulatory fees, and (c) other related overhead. We expect general and administrative expense to continue to increase for the foreseeable future as we invest in personnel to support continued growth and incur expenses related to being a publicly traded company.

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this quarterly report.

We believe that of our significant accounting policies, which are described in note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with SOP 97-2 and related interpretations.

In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•

Evidence of an arrangement.  We consider a non-cancellable agreement signed by the customer and us to be representative of pervasive evidence of an arrangement.

•

Delivery has occurred.  We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•

Fees are fixed or determinable.  We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the right to a refund or adjustment lapses. If offered payment terms exceed our normal terms, we recognize revenue as the amounts become due and payable or upon the receipt of cash.

•

Collection is deemed probable.  We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

A substantial percentage of our revenue is generated by multiple-element arrangements, such as products, maintenance, professional services and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

Maintenance and support services include telephone support, return and repair services, and unspecified rights to product upgrades and enhancements, and are recognized ratably over the term of the service period, which is generally 12 months. Maintenance and support revenue generally is deferred until the related product has been accepted and all other revenue recognition criteria have been met. Professional services and training revenue is recognized as the related service is performed.

We provide a one year warranty on software products.  We have set up a warranty provision in the amount of 2% of software sales, which is amortized over a 12-month term.  We recognize this deferred revenue evenly over a twelve-month period from the date of the sale.

Our products and services are distributed indirectly through distribution partners and directly through our sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when we receive evidence that the distribution partner has an order from an end-user customer.

Stock-Based Compensation

Stock options granted are accounted for under SFAS No. 123R “Share-Based Payment” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  SFAS No.123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.  We have adopted SFAS No. 123R as of May 1, 2006 using the modified prospective method of adoption. The adoption of SFAS No. 123R did not have a material effect on our financial position or cash flow for any period.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee consultants. We measure stock-based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non-employee consultants and the options are earned. We estimate the fair value of stock options using a Black-Scholes option valuation model.

The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the six months ended October 31, 2006 was between 71.0% and 83.4%. The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the six months ended October 31, 2006 was between 3.7 and 6.2 years. For the six months ended October 31, 2006, the weighted-average risk free interest rate used was 4.83%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2006 in determining the expense recorded in our consolidated statement of operations.

Cost of revenue and operating expenses include stock-based compensation expense. For the six months ended October 31, 2006, we recorded an expense of $494,718 in connection with share-based payment awards. A future expense of non-vested options of $3,194,120 is expected to be recognized over a weighted-average period of 2.9 years.  Results for the prior period have not been restated.

Research and Development Expense for Software Products

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

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

Results of Operations

Our operating activities during the three and six months ended October 31, 2006 consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended October 31,
	2006		2005		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$1,276,065	76%	$731,164	67%	$544,901	75%
Service	396,728	24%	354,937	33%	41,791	12%
Total revenue	$1,672,793	100%	$1,086,101	100%	$586,692	54%

Revenue by Region
International	$1,044,834	62%	$407,736	38%	$637,098	156%
North America	627,959	38%	678,365	62%	(50,406)	(7%)
Total revenue	$1,672,793	100%	$1,086,101	100%	$586,692	54%

For the three months ended October 31, 2006, we generated $1,672,793 in revenue compared to $1,086,101 for the three months ended October 31, 2005.  This represents an increase of $586,692 or 54% over the same period last year.  We generated $1,276,065 in software revenue for the three months ended October 31, 2006 compared to $731,164 for the three months ended October 31, 2005, representing an increase of $544,901 or 75%. The increase in software revenue was attributable to an increase in both the number of customers we sell to and the average revenue per customer.  For the three months ended October 31, 2006, service revenue was $396,728 compared to $354,937 for the three months ended October 31, 2005. The increase of $41,791 in service revenue reflects the increase in services we provide to primarily our larger customers to enable them to deploy our software.  International revenue outside of North America grew by 156% during the quarter ended October 31, 2006 compared to the quarter ended October 31, 2005, driven by strong European software sales.  North American revenue contracted by 7%, quarter-over-quarter, primarily driven by lower service revenues in this region.  Our total number of contracted customers (not including those through internet sales), increased by 23 over the quarter to 236 as at October 31, 2006.

	Six Months Ended October 31,
	2006		2005		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$2,685,784	78%	$1,441,842	75%	$1,243,942	86%
Service	747,890	22%	471,555	25%	276,335	59%
Total revenue	$3,433,674	100%	$1,913,397	100%	$1,520,277	79%

Revenue by Region
International	$1,992,407	58%	$526,020	27%	$1,466,387	279%
North America	1,441,267	42%	1,387,377	73%	53,890	4%
Total revenue	$3,433,674	100%	$1,913,397	100%	$1,520,277	79%

For the six months ended October 31, 2006, we generated $3,433,674 in revenue compared to $1,913,397 for the six months ended October 31, 2005.  This represents an increase of $1,520,277 or 79% over the same period last year.  We generated $2,685,784 in software revenue for the six months ended October 31, 2006 compared to $1,441,842 for the six months ended October 31, 2005, representing an increase of $1,243,942, or 86%. The increase in software revenue was attributable to an increase in both the number of customers we sell to and the average revenue per customer.  For the six months ended October 31, 2006, service revenue was $747,890 compared to $471,555 for the six months ended October 31, 2005. The increase of $276,335 in service revenue reflects the increase in services we provide to primarily our larger customers to enable them to deploy our software.  International revenue outside of North America grew by 279% during the six months ended October 31, 2006 compared the same period in 2005 reflecting strong revenue growth primarily from European customers, while North American grew by 4%.

Cost of Revenue and Gross Profit

	Three Months Ended October 31,
	2006		2005		Period-to-Period Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percent Increase / (Decrease)
Cost of Revenue
Software	$204,364	16%	$109,546	15%	$94,818	87%
Service	149,000	38%	76,333	22%	72,667	95%
Total cost of revenue	$353,364	21%	$185,879	17%	$167,485	90%

Gross Profit
Software	$1,071,701	84%	$621,618	85%	$450,083	72%
Service	247,728	62%	278,604	78%	(30,876)	(11%)
Total gross profit	$1,319,429	79%	$900,222	83%	$419,207	47%

Cost of revenue was $353,364 for the three months ended October 31, 2006 compared to $185,879 recorded for the three months ended October 31, 2005.  The total gross profit margin was 79% for the quarter ended October 31, 2006 compared to 83% for the quarter ended October 31, 2005.  Cost of software grew by 87% for the quarter ended October 31, 2006, resulting in a gross profit margin of 84% in the quarter.  Cost of service grew by 95% during the quarter, resulting from costs associated with adding service personnel.  Gross profit margins for service were 62% during the quarter ended October 31, 2006 compared to 78% for the quarter ended October 31, 2005 as costs increased at a greater rate than revenue growth.

	Six Months Ended October 31,
	2006		2005		Period-to-Period Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percent Increase / (Decrease)
Cost of Revenue
Software	$458,241	17%	$178,903	12%	$279,338	156%
Service	$339,971	45%	116,831	25%	223,140	191%
Total cost of revenue	$798,212	23%	$295,734	15%	$502,478	170%

Gross Profit
Software	$2,227,543	83%	$1,262,939	88%	$964,604	76%
Service	407,919	55%	354,724	75%	53,195	15%
Total gross profit	$2,635,462	77%	$1,617,663	85%	$1,017,799	63%

Cost of revenue was $798,212 for the six months ended October 31, 2006 compared to $295,734 recorded for the six months ended October 31, 2005.  The total gross profit margin was 77% for the six months ended October 31, 2006 compared to 85% for the six months ended October 31, 2005.  Cost of software grew by 156% during the six months ended October 31, 2006 resulting in a gross profit margin of 83% compared to 88% in the prior period.  Greater sales of lower margin third party codec’s during the current period resulted in the lower gross profit margin.  Cost of service grew by 191% during the six months ended October 31, 2005, resulting from costs associated with adding service personnel.  The gross profit margin on service revenue was 55% during the six months ended October 31, 2006 compared to 75% for the six months ended October 31, 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2006 and 2005 were as follows:

	October 31, 2006		October 31, 2005		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$436,329	26%	$277,729	26%	$158,600	57%
Six months ended	$754,937	22%	$373,400	20%	$381,537	102%

Sales and marketing expenses were $436,329 for the three months ended October 31, 2006 compared to $277,729 recorded for the three months ended October 31, 2005.  The increase of $158,600 was primarily attributable to increases in sales and marketing personnel and associated wages, consulting fees, overhead and the expensing of employee stock-based compensation which began at the beginning of the current fiscal year. Sales and marketing expenses grew by $381,537 to $754,937 for the six months ended October 31, 2006 compared to $373,400 recorded for the six months ended October 31, 2005.  The increase of $381,537 was primarily attributable to increases in sales and marketing personnel and associated wages, consulting fees, overhead and the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.

Research and Development

Research and development expenses for the three and six months ended October 31, 2006 and 2005 were as follows:

	October 31, 2006		October 31, 2005		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$539,910	32%	$518,948	48%	$20,962	4%
Six months ended	$1,294,844	38%	$1,050,870	55%	$243,974	23%

Research and development expenses were $539,910 for the three months ended October 31, 2006 compared to $518,948 for the three months ended October 31, 2005.  Research and development expenses were $1,294,844 for the six months ended October 31, 2006 compared to $1,050,870 recorded for the six months ended October 31, 2005.  The increase of $243,974 was primarily attributable to increases in engineering development personnel and associated costs as well as the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.

General and Administrative

General and administrative expenses for the three and six months ended October 31, 2006 and 2005 were as follows:

	October 31, 2006		October 31, 2005		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$535,545	32%	$362,367	33%	$173,178	48%
Six months ended	$1,225,217	36%	$762,401	40%	$462,816	61%

General and administrative expenses for the three months ended October 31, 2006 were $535,544 compared to $362,367 for the three months ended October 31, 2005.  The increase of $173,178 in general and administrative expenses quarter over quarter related to the hiring of additional personnel as well as the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.   General and administrative expenses for the six months ended October 31, 2006 were $1,225,217 compared to $762,401 for the six months ended October 31, 2005.  The increase of $462,816 in general and administrative expenses related to the hiring of additional personnel, the expensing of stock-based compensation and professional fees.

Liquidity and Capital Resources

As of October 31, 2006, we had $1,085,368 in cash compared to $2,369,021 at April 30, 2006, representing a decrease of $1,283,653.  Our working capital was $1,744,149 at October 31, 2006 compared to $1,975,881 at April 30, 2006, representing a decrease of $231,732 over the six month period.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,078,849 for the six months ended October 31, 2006.  This compares with a net cash outflow of $161,978 for the same period last year and represents a $916,871 increase in the use of cash compared to the same period last year.  The net cash outflow from operating activities for the six months ended October 31, 2006 was primarily a result of a net loss of $712,791 and an increase in accounts receivable of $1,523,012, offset by an increase in accounts payable of $301,256 and adjustments for non-cash expenses including $494,718 for stock-based compensation and $143,354 for depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $210,791 for the six months ended October 31, 2006 resulting primarily from purchases of equipment and deposits.  This compares with a net cash outflow from investing activities of $146,213 for the same period last year which was primarily for purchases of equipment.  At October 31, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $3,244 for the six months ended October 31, 2006 compared to a net cash outflow of $10,729 for the same period last year.  During the six months ended October 31, 2006, we issued 25,521 common shares at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

Subsequent to the quarter on November 30, 2006, we completed a non-brokered private placement of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of our company.  The debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008.  The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of our company at a conversion price of $0.40 per share.  The outstanding $2 million convertible debenture held by one of the investors represented $2 million of the purchase price by that investor and was cancelled on closing.  In addition, the outstanding share purchase warrants for the purchase of up to 2.5 million shares of common stock at a price of $0.80 per share, which were issued in connection with the outstanding convertible debenture, were cancelled on closing. The new debentures rank senior to our company’s other existing and future indebtedness as long as they remain outstanding.  Under the terms of the private placement, the investors also acquired share purchase warrants for the purchase of up to 5 million shares of our company’s common stock, exercisable for three years at a price of $0.80 per share.

We believe that our current working capital and anticipated revenue will be sufficient to fund our operations for the next twelve months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay product development, and scale back operations.

We intend to seek additional funding through public or private financings, but our business and shareholders’ investment are at risk if we are unable to obtain additional financing on acceptable terms or at all.

Long Term Obligations

On July 10, 2006, we entered into a lease for office premises commencing on December 1, 2006 and ending on September 29, 2011 for which a deposit of $73,187 was made.  Total rent payable over the term of the lease for the fiscal years ended April 30, is as follows:

2007	$ 86,771
2008	216,348
2009	222,133
2010	238,330
2011	249,899
2012	104,125
$ 1,117,606

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

We do not have any arrangement for financing other than that as disclosed as a subsequent event note to the financial statements herein. We depend on a mix of revenue and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Unless we can establish significant sales of our current products, our potential revenue may be significantly reduced.

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority our revenue for the foreseeable future. Broad market acceptance of our VoIP and IP Telephony products is, therefore, critical to our future success and our ability to continue to generate revenue. Failure to achieve broad market acceptance of our software products, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

Item 1. Legal Proceedings.

Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of October 31, 2006, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

On October 1, 2006, we granted stock options to one consultant and seven employees to purchase an aggregate of 740,000 shares of our common stock at an exercise price of $0.38 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated October 1, 2006. We issued the stock options to eight non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.17

Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.18

Form of Subscription Agreement dated November 30, 2006, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.19

Form of Subscription Agreement dated November 30, 2006, between our company and KMB Trac Two Holdings Ltd (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.20

Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.21

Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

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

COUNTERPATH SOLUTIONS, INC.

By:

/s/ Mark Bruk

Mark Bruk, Chairman

Chief Executive Officer & Director

Date:  December 18, 2006

By:

/s/ David Karp

David Karp

Chief Financial Officer, Secretary & Treasurer

Date:  December 18, 2006