Form 10QSB
period 2007-01-31
COUNTERPATH SOLUTIONS, INC.
filed 2007-03-09
CIK 1236997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check one):     Yes [   ]     No [X]

As of March 9, 2007, there were 37,940,983 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

click here for printer-friendly PDF version

COUNTERPATH SOLUTIONS, INC.

JANUARY 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operations	19
Item 3.	Controls and Procedures	30
	Part II
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits and Reports on Form 8-K	31
	Exhibits
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COUNTERPATH SOLUTIONS, INC.

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations and Comprehensive Loss	5

Interim Consolidated Statements of Cash Flows	6

Interim Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)	7

Notes to the Interim Consolidated Financial Statements	8 – 18

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

 (Stated in U.S. Dollars)

	January 31,	April 30,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash	$2,141,673	$2,369,021
Accounts receivable (net of allowance for doubtful accounts of $56,121 and $38,646, respectively)	2,174,592	477,814
Prepaid expenses and deposits	155,089	104,927
Total current assets	4,471,354	2,951,762

Deposits – Note 7	70,413	-
Equipment (net of accumulated depreciation of $568,971 and $383,975, respectively)	270,430	300,077
Other assets	22,730	8,165
Total Assets	$4,834,927	$3,260,004

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,093,830	$754,589
Due to related parties – Note 3	25,833	34,929
Unearned revenue	319,915	115,214
Customer deposits	55,100	138
Warranty payable	88,273	71,011
Total current liabilities	1,582,951	975,881

Convertible debentures – Note 4	3,284,707	1,887,582
Total liabilities	4,867,658	2,863,463

Stockholders’ equity (capital deficit):
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500 Issued and outstanding:
January 31, 2007 – 37,940,983; April 30, 2006 – 37,915,462	37,941	37,915
Additional paid-in capital	4,403,264	2,750,494
Accumulated deficit	(4,377,426)	(2,317,589)
Accumulated other comprehensive loss – currency translation adjustment	(96,510)	(74,279)
Total stockholders’ equity (capital deficit)	(32,731)	396,541
Liabilities and Stockholders’ Equity (Capital Deficit)	$4,834,927	$3,260,004

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

 (Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

Revenue:
Software	$653,332	$1,033,610	$3,339,116	$2,475,452
Service	354,250	204,322	1,102,140	675,877
Total revenue	1,007,582	1,237,932	4,441,256	3,151,329
Cost of revenue:
Software	179,212	156,833	637,453	335,736
Service	157,797	76,472	497,768	193,301
Total cost of revenue	337,009	233,305	1,135,221	529,037
Gross profit	670,573	1,004,627	3,306,035	2,622,292
Operating expenses:
Sales and marketing	409,856	121,523	1,164,793	494,923
Research and development	647,664	671,747	1,942,508	1,722,617
General and administrative	581,446	482,925	1,806,663	1,245,326
Total operating expenses	1,638,966	1,276,195	4,913,964	3,462,866
Loss from operations	(968,393)	(271,568)	(1,607,929)	(840,574)
Interest and other income (expense), net
Interest income	17,485	3,492	38,087	4,777
Interest expense	(105,717)	(160,866)	(191,506)	(161,672)
Loss on extinguishment of convertible debenture (Note 4)	(289,252)	-	(289,252)	-
Loss on sale of assets	(1,169)	-	(9,237)	-
Net loss	$(1,347,046)	$(428,942)	$(2,059,837)	$(997,469)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31,462)	(10,643)	(22,231)	(16,278)
Comprehensive loss	$(1,378,508)	$(439,585)	$(2,082,068)	$(1,013,747)
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)
Weighted average common shares outstanding:	37,940,983	37,915,462	37,936,135	37,915,462

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in U.S. Dollars)

(Unaudited)

	Nine Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss for the period	$(2,059,837)	$(997,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,141	174,448
Stock-based compensation (Note 5)	653,215	162,935
Accretion of convertible debenture discount (Note 4)	97,500	8,766
Loss on extinguishment of convertible debenture (Note 4)	289,252	-
Write-off of trademark	-	594
Financing fees	-	138,734
Changes in assets and liabilities:
Accounts receivable	(1,696,778)	(63,950)
Prepaid expenses and deposits	(50,162)	(38,717)
Accounts payable and accrued liabilities	339,241	315,880
Unearned revenue	204,701	158,500
Customer deposits	54,962	(24,523)
Warranty payable	17,262	6,034
Net cash used in operating activities	(1,943,503)	(158,768)

Cash flows from investing activities:
Purchase of equipment, net of disposals	(177,494)	(201,915)
Deposits	(70,413)	-
Increase in other assets	(14,565)	(6,815)
Net cash used in investing activities	(262,472)	(208,730)

Cash flows from financing activities:
Common stock issued	9,954	-
Convertible debenture issued (Note 4)	2,000,000	2,000,000
Decrease in due to related parties	(9,096)	(11,652)
Net cash provided by financing activities	2,000,858	1,988,348

Foreign currency translation effect on cash	(22,231)	5,640

Decrease in cash during the period	(227,348)	1,626,490

Cash, beginning of the period	2,369,021	1,244,906
Cash, end of the period	$2,141,673	$2,871,396

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$64,483	$8,333

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the Nine Months Ended January 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

					Accumulated
	Number		Additional		Other
	Of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2006	37,915,462	$37,915	$2,750,494	$(2,317,589)	$(74,279)	396,541
Shares issued for cash:
Exercise of stock options - at $0.39	25,521	26	9,928	-	-	9,954
Stock-based compensation (Note 5)	-	-	653,215	-	-	653,215
Discount on convertible debenture – share purchase warrants (Note 4)	-	-	553,421	-	-	553,421
Discount on convertible debenture – beneficial conversion feature (Note 4)			436,206			436,206
Net loss for the period	-	-	-	(2,059,837)	-	(2,059,837)
Foreign currency translation adjustment	-	-	-	-	(22,231)	(22,231)

Balance, January 31, 2007	37,940,983	$37,941	$4,403,264	$(4,377,426)	$(96,510)	$(32,731)

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

Note 2

Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in U.S. dollars except where disclosed.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for the period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2007, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $4,377,426 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary, CounterPath Solutions R&D Inc., a company incorporated by the Company on May 10, 2004 in British Columbia, Canada.  All inter-company transactions and balances have been eliminated.

b)

Interim Reporting

The information presented in the accompanying interim three months and nine months consolidated financial statements are without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 2

Significant Accounting Policies – (cont’d)

b)

Interim Reporting – (cont’d)

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2006 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2006 annual consolidated financial statements.

Operating results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

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

The adoption of SFAS 123R had a significant impact on the consolidated statement of operations, although it had no material impact on the Company’s overall financial position. During the three and nine months ended January 31, 2007, the Company recognized $155,921 and $625,547 respectively, related to employee stock-based compensation. The amounts classified in the Company’s unaudited consolidated statements of operations are as follows:

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Cost of revenue	$10,660	$44,314
Sales and marketing	17,347	37,783
Research and development	46,793	207,110
General and administrative	81,121	336,340
Total stock-based compensation	$155,921	$625,547

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

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net loss for the period, as reported	$(428,942)	$(997,469)
Stock based employee compensation expense included in reported net loss	-	-
Stock based compensation expense determined using the fair value based method for all awards	(151,748)	(427,725)
Pro forma loss for the period	$(580,690)	$(1,425,194)
Basic and diluted loss per share, as reported	$(0.01)	$(0.03)
Basic and diluted loss per share, pro-forma	(0.02)	(0.04)

The fair value of the share purchase options outstanding at January 31, 2006 was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

January 31, 2006
Risk-free interest rate	4.2%
Expected volatility	73.1%
Expected life (years)	9.5
Dividend yield	0%

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Stated in U.S. Dollars)

(Unaudited)

Note 3

Related Party Transactions

During the three and nine months ended January 31, 2007 and 2006, the Company incurred the following expenses to a company with a director in common with the Company and to a company controlled by the spouse of a significant shareholder of the Company:

	Three Months Ended January 31, 2007		Nine months Ended January 31, 2007
	2007	2006	2007	2006
Interest on convertible debenture	$34,167	$13,333	$85,278	$13,333
Rent	-	-	-	18,777
	$34,167	$13,333	$85,278	$32,210

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to these related parties at January 31, 2007 and April 30, 2006 are unsecured, non-interest bearing and have no stated terms of repayment.

Note 4

Convertible Debenture

On December 13, 2005, the Company completed the issuance of a convertible debenture in the principal amount of $2,000,000 to a company controlled by the spouse of a significant shareholder of the Company.  The convertible debenture was unsecured, bearing interest at 5% per annum with interest payable at maturity or on such other date as agreed to by the Company and the investor and was to mature on November 21, 2007 and was convertible in whole or in part into common shares of the Company at a conversion price of $0.40 per share.  Included with the issuance of the convertible debenture were 2,500,000 share purchase warrants entitling the holder to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.

On November 30, 2006, the Company completed the issuance of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of the Company.  The debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008.  The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share.  Consideration for $2,000,000 of the new convertible debenture was the cancellation of the existing $2,000,000 debenture.  In addition, the outstanding share purchase warrants for the purchase of up to 2,500,000 shares of common stock at a price of $0.80 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures rank senior to the Company’s other existing and future indebtedness as long as they remain outstanding.  Under the terms of the private placement, the investors also received share purchase warrants for the purchase of up to 5,000,000 shares of the Company’s common stock, exercisable for three years at a price of $0.80 per share.

Due to the cancellation of the existing convertible debenture and share purchase warrants, for accounting purposes, the new convertible debenture was accounted for as an extinguishment of the original debt with the issuance of new convertible debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments: (“EITF 96-19”) and EITF Issue No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments (“EITF 06-6”).  As a result, the difference between the fair value of the new convertible debenture and the carrying value of the original debt was recorded as a loss on extinguishment of convertible debt of $72,036 in the Consolidated Statement of Operations and a corresponding entry to the debt discount.  In consideration for the holder’s agreement to extend the maturity date of the original convertible debt

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 4

Convertible Debenture – (cont’d)

from November 21, 2007 to November 30, 2008, the Company cancelled the original 2,500,000 warrants issued in connection with the December 2005 convertible debenture and replaced them with 2,500,000 warrants with a term of 3 years. The difference between the fair value of the new warrants and the fair value of the original warrants immediately prior to cancellation, in the amount of $217,216, was determined to be part of the consideration given for the reacquisition on the debt extinguishment date and was recorded as an additional loss on extinguishment.

The new convertible debenture was recorded on the date of issuance at its fair value which is estimated to approximate its face value with the proceeds raised allocated between the convertible debenture, share purchase warrants (based on their relative fair values) and beneficial conversion feature on the basis of their relative fair values in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).  The Company used the Black-Scholes option pricing model to determine the fair value of the share purchase warrants using the Company’s historical prices and the following assumptions (i) risk-free interest rate of 4.52%, (ii) expected volatility of 82.02%, (iii) expected life of 3 years, and (iv) a dividend yield of Nil.   At the date of issuance of the new debenture, the Company allocated $3,227,590 to the convertible debenture $336,205 to the share purchase warrants and $436,206 to the beneficial conversion feature.  The amounts allocated to the share purchase warrants and beneficial conversion feature represents a discount on the debt financing which is accreted to income over the term of the debt.

The convertible debenture and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value

Convertible debenture at May 1, 2006	$2,000,000	$112,418	$1,887,582
Accretion of debt discount to November 2006	-	(40,382)	40,382
Balance before extinguishment	2,000,000	72,036	1,927,964
Extinguishment of original debenture	(2,000,000)	(72,036)	(1,927,964)
Issuance of convertible debenture	4,000,000	772,410	3,227,590
Accretion of debt discount	-	(57,117)	57,117
Convertible debenture at January 31, 2007	$4,000,000	$715,293	$3,284,707

During the three and nine months ended January 31, 2007, the Company recorded an accretion expense of $62,907 (2006 - $8,766) and $97,500 (2006 - $8,766) respectively on this discount.

Note 5

Common Stock

During the nine months ended January 31, 2007, the Company issued 25,521 shares of common stock at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment.  For non-employees, the expected term of the options approximates the full term of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in the first nine months of fiscal 2007 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the three and nine months ended January 31, 2007 were $nil and $0.35 respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended January 31, 2007	Year Ended April 30, 2006
Risk-free interest rate	4.85%	4.24%
Expected volatility	83.2%	73.1%
Expected term	5.8 yrs	9.5 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.35	$0.34
Total options outstanding	14,063,100	11,145,000

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of January 31, 2007 and the stock option activity during the nine months ended January 31, 2007:

	Number of Options	Weighted-average Exercise Price per Share
Outstanding at April 30, 2006	11,145,000	$0.45

Granted	3,678,100	$0.49
Forfeited	(596,146)	$0.39
Cancelled	(138,333)	$0.39
Exercised	(25,521)	$0.39
Outstanding at January 31, 2007	14,063,100	$0.46

Exercisable at April 30, 2006	1,919,861	$0.61
Exercisable at January 31, 2007	3,802,612	$0.56

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2007.

Exercise Price	Number of Options Outstanding	Expiry Date	Number of Options Exercisable
$0.30	255,000	August 1, 2016	-
$0.38	740,000	October 1, 2011	-
$0.39	9,335,000	Sept. 7, 2010 to February 1, 2016	2,872,303
$0.43	1,200,000	September 7, 2016	-
$0.56	250,000	February 20, 2016	57,292
$0.59	300,000	July 26, 2016	37,500
$0.61	983,100	May 23, 2016	163,850
$0.67	275,000	June 13, 2010 to July 11, 2016	100,000
$0.68	100,000	April 10, 2016	18,750
$0.75	50,000	March 3, 2016	10.417
$1.07	150,000	March 29, 2010	135,000
$1.17	175,000	February 22, 2010	157,500
$1.58	150,000	October 24, 2009	150,000
$1.87	100,000	July 21, 2009	100,000
	14,063,100		3,802,612

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2007.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at April 30, 2006	9,225,139	$0.31
Granted	3,678,100	$0.35
Vested	(2,046,605)	$0.32
Forfeited	(596,146)	$0.30
Non-vested options at January 31, 2007	10,260,488	$0.32

As of January 31, 2007, there was $3,416,173 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

The stock-based compensation amounts classified in the Company’s unaudited consolidated statements of operations for the three and nine months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

Cost of revenue	$10,660	$-	$41,609	$-
Sales and marketing	18,358	1,884	60,316	2,512
Research and development	42,697	1,318	196,513	3,314
General and administrative	86,782	43,335	354,777	157,109
Total stock-based compensation	$158,497	$46,537	$653,215	$162,935

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 6

Segmented Information

Revenue by geographic region for the three and nine months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

North America	$396,299	$695,736	$1,837,566	$2,083,113
Europe	464,372	206,232	2,043,514	350,444
Asia	21,680	24,044	302,759	207,429
South America	35,504	222,755	156,089	403,941
Other	89,727	89,165	101,328	106,402
	$1,007,582	$1,237,932	$4,441,256	$3,151,329

Revenue from significant customers for the three and nine months ended January 31, 2007 and 2006 is summarized as follows:

	Three Months Ended January 31,		Nine months Ended January 31,
	2007	2006	2007	2006
Customer A	27%	-%	22%	-%
Customer B	24%	-%	-%	10%
Customer C	14%	-%	-%	-%
Customer D	-%	-%	10%	-%
Customer E	-%	19%	-%	-%
Customer F	-%	10%	-%	-%
Customer G	-%	-%	-%	11%
	65%	29%	32%	21%

Accounts receivable balances for Customers A , B were $471,429 and $428,657 as at January 31, 2007 as compared with $nil and $100,000, at April 30, 2006, respectively. Accounts receivable balances for Customers C and E were $146,960 and $nil as at January 31, 2007 as compared with $nil and $71,200, at April 30, 2006, respectively

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

(Stated in U.S. Dollars)

(Unaudited)

Note 7

Commitments

On July 10, 2006, the Company entered into a lease for office premises which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $70,413 was made.  Rent paid for the three and nine months ended January 31, 2007 was $48,922 (2006 – $48,057) and $161,056 (2006 - $112,457), respectively Total rent payable over the term of the lease for the years ended April 30 is as follows:

2007	$82,259
2008	205,098
2009	210,582
2010	225,937
2011	236,904
2012	98,710
$1,059,490

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us” and “our” means CounterPath Solutions, Inc., unless otherwise indicated.

Overview

Background

We were incorporated under the laws of the State of Nevada on April 18, 2003.  Following incorporation, we commenced the business of operating an entertainment advertising website.

On April 30, 2004, we changed our business following the merger of our company with Xten Networks, Inc., a private Nevada company.  Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002.  As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

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

        We believe that our revenue and results of operations may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering patterns.

Cost of Revenue

Cost of product revenue primarily consists of (a) payments to third party vendors for compression/decompression software known as codecs, (b) salaries and benefits related to personnel, (c) related overhead and (d) amortization of capitalized software that is implemented into our products.

Cost of service revenue primarily consists of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging, and other out-of-pocket expenses, (c) related overhead, and (d) warranty expense.

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

Sales and marketing expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows, and (e) other related overhead. Commissions are recorded as expense when earned by the employee.  We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

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

In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. If any of these criteria are not met, revenue is deferred until such time that all criteria have been met.

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

The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the nine months ended January 31, 2007 was between 71.0% and 83.4%. The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the nine months ended January 31, 2007 was between 3.7 and 6.2 years. For the nine months ended January 31, 2007, the weighted-average risk free interest rate used was 4.83%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2007 in determining the expense recorded in our consolidated statement of operations.

Cost of revenue and operating expenses include stock-based compensation expense. For the nine months ended January 31, 2007, we recorded an expense of $653,215 in connection with share-based payment awards. A future expense of non-vested options of $3,416,173 is expected to be recognized over a weighted-average period of 3.1 years.  Results for the prior period have not been restated.

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

Results of Operations

Our operating activities during the three and nine months ended January 31, 2007 consisted primarily of selling our IP telephony software to telephone companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended January 31,
	2007		2006		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$653,332	65%	$1,033,610	83%	($380,278)	(37%)
Service	354,250	35%	204,322	17%	149,928	73%
Total revenue	$1,007,582	100%	$1,237,932	100%	($230,350)	(19%)

Revenue by Region
International	$611,283	61%	$542,196	44%	$69,087	13%
North America	396,299	39%	695,736	56%	(299,437)	(43%)
Total revenue	$1,007,582	100%	$1,237,932	100%	($230,350)	(19%)

For the three months ended January 31, 2007, we generated $1,007,582 in revenue compared to $1,237,932 for the three months ended January 31, 2006.  This represents a decrease of $230,350 or 19% from the same period last year.  We generated $653,332 in software revenue for the three months ended January 31, 2007 compared to $1,033,610 for the three months ended January 31, 2006, representing a decrease of $380,278 or 37%. Delays in customer deployment and delays in a new product launch contributed to the decrease in software revenue in the period.  For the three months ended January 31, 2007, service revenue was $354,250 compared to $204,322 for the three months ended January 31, 2006. The increase of $149,928 in service revenue reflects the increase in services we provide to primarily our larger customers to support their deployed software.  International revenue outside of North America grew by 13% during the quarter ended January 31, 2007 compared to the quarter ended January 31, 2006, driven by European software sales.  North American revenue contracted by 43%, compared to the quarter ended January 31, 2006, as a result of both lower software sales and service revenues in this region.  Our total number of customers (not including those through internet sales), increased by 23 over the current quarter to 259 as at January 31, 2007.

	Nine months Ended January 31,
	2007		2006		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$3,339,116	75%	$2,475,452	79%	$863,664	35%
Service	1,102,140	25%	675,877	21%	426,263	63%
Total revenue	$4,441,256	100%	$3,151,329	100%	$1,289,927	41%

Revenue by Region
International	$2,603,690	59%	$1,068,216	34%	$1,535,474	144%
North America	1,837,566	41%	2,083,113	66%	($245,547)	(12%)
Total revenue	$4,441,256	100%	$3,151,329	100%	$1,289,927	41%

For the nine months ended January 31, 2007, we generated $4,441,256 in revenue compared to $3,151,329 for the nine months ended January 31, 2006.  This represents an increase of $1,289,927 or 41% over the same period last year.  We generated $3,339,116 in software revenue for the nine months ended January 31, 2007 compared to $2,475,452 for the nine months ended January 31, 2006, representing an increase of $863,664, or 35%. The increase in software revenue was attributable to an increase in both the number of customers we sell to and the average revenue per customer.  For the nine months ended January 31, 2007, service revenue was $1,102,140 compared to $675,877 for the nine months ended January 31, 2006. The increase of $426,263 in service revenue reflects the increase in services we provide to primarily our larger customers to enable them to deploy our software.  International revenue outside of North America grew by 144% during the nine months ended January 31, 2007 compared the same period in 2006 reflecting strong revenue growth primarily from European customers, while North American fell by 12%, reflecting lower sales to new customers and delayed deployment by existing customers.

Cost of Revenue and Gross Profit

	Three Months Ended January 31,
	2007		2006		Period-to-Period Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percent Increase / (Decrease)
Cost of Revenue
Software	$179,212	27%	$156,833	15%	$22,379	14%
Service	157,797	45%	76,472	37%	81,325	106%
Total cost of revenue	$337,009	33%	$233,305	19%	$103,704	44%

Gross Profit
Software	$474,120	73%	$876,777	85%	($402,657)	(46%)
Service	196,453	55%	127,850	63%	68,603	54%
Total gross profit	$670,573	67%	$1,004,627	81%	($334,054)	(33%)

Cost of revenue was $337,009 for the three months ended January 31, 2007 compared to $233,305 recorded for the three months ended January 31, 2006.  The total gross profit margin was 67% for the quarter ended January 31, 2007 compared to 81% for the quarter ended January 31, 2006 as current period costs increased at a greater rate than revenue growth.  Cost of software was $179,212 for the quarter ended January 31, 2007, resulting in a gross profit margin on software of 73% compared to 85% for the quarter ended January 31, 2006 as current period costs increased at a greater rate than revenue growth.  Cost of service was $157,797 during the quarter, resulting in a gross profit margin on service of 55% compared to 63% for the quarter ended January 31, 2006.

	Nine months Ended January 31,
	2007		2006		Period-to-Period Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percent Increase / (Decrease)
Cost of Revenue
Software	$637,453	19%	$335,736	14%	$301,717	90%
Service	$497,768	45%	193,301	29%	304,467	158%
Total cost of revenue	$1,135,221	26%	$529,037	17%	$606,184	115%

Gross Profit
Software	$2,701,663	81%	$2,139,716	86%	$561,947	26%
Service	604,372	55%	482,576	71%	121,796	25%
Total gross profit	$3,306,035	74%	$2,622,292	83%	$683,743	26%

Cost of revenue was $1,135,221 for the nine months ended January 31, 2007 compared to $529,037 recorded for the nine months ended January 31, 2006.  The total gross profit margin was 74% for the nine months ended January 31, 2007 compared to 83% for the nine months ended January 31, 2006.  Cost of software grew by $301,717 to $637,453 during the nine months ended January 31, 2007 resulting in a gross profit margin of 81% compared to 86% in the prior period.  Cost of service grew by $304,467 to $497,768 during the nine months ended January 31, 2007, resulting from costs associated with adding service personnel and providing professional services to carrier customers.  The gross profit margin on service revenue was 55% during the nine months ended January 31, 2007 compared to 71% for the nine months ended January 31, 2006.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the three and nine months ended January 31, 2007 and 2006 were as follows:

	January 31, 2007		January 31, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$409,856	41%	$121,523	10%	$288,333	237%
Nine months ended	$1,164,793	26%	$494,923	16%	$669,870	135%

Sales and marketing expenses were $409,856 for the three months ended January 31, 2007 compared to $121,523 recorded for the three months ended January 31, 2006.  The increase of $288,333 was primarily attributable to significant increases in sales and marketing personnel and associated wages, commissions, consulting fees, overhead and the expensing of employee stock-based compensation which began at the beginning of the current fiscal year. Sales and marketing expenses grew to $1,164,793 for the nine months ended January 31, 2007 compared to $494,923 recorded for the nine months ended January 31, 2006.  The increase of $669,870 was primarily attributable to significant increases in sales and marketing personnel and associated wages and commissions, consulting fees, overhead and the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.

Research and Development

Research and development expenses for the three and nine months ended January 31, 2007 and 2006 were as follows:

	January 31, 2007		January 31, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$647,664	64%	$671,747	54%	($24,083)	(4%)
Nine months ended	$1,942,508	44%	$1,722,617	55%	$219,891	13%

Research and development expenses were $647,664 for the three months ended January 31, 2007 compared to $671,747 for the three months ended January 31, 2006.  Research and development expenses in the current period were partially offset by a development grant totalling $32,218. Research and development expenses were $1,942,508 for the nine months ended January 31, 2007 compared to $1,722,617 recorded for the nine months ended January 31, 2006.  The increase of $219,891 was primarily attributable to increases in engineering development personnel and associated costs as well as the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.

General and Administrative

General and administrative expenses for the three and nine months ended January 31, 2007 and 2006 were as follows:

	January 31, 2007		January 31, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$581,446	58%	$482,925	39%	$98,521	20%
Nine months ended	$1,806,663	41%	$1,245,326	40%	$561,337	45%

General and administrative expenses for the three months ended January 31, 2007 were $581,446 compared to $482,925 for the three months ended January 31, 2006.  The increase of $98,521 in general and administrative expenses quarter over quarter related to the hiring of additional personnel as well as the expensing of employee stock-based compensation which began at the beginning of the current fiscal year.   General and administrative expenses for the nine months ended January 31, 2007 were $1,806,663 compared to $1,245,326 for the nine months ended January 31, 2006.  The increase of $561,337 in general and administrative expenses related to the hiring of additional personnel, the expensing of stock-based compensation and additional professional fees.

Interest and Other Income

Interest income for the three and nine months ended January 31, 2007 was $17,485 and $38,087, respectively compared to $3,492 and $4,777 for the same respective periods in 2006 and relates to interest earned on cash deposits.  Interest expense for the three and nine months ended January 31, 2007 was $105,717 and $191,506, respectively compared to $160,866 and $161,672 for the same respective periods in 2006.  Interest expense during fiscal 2007 includes both a cash interest component and a non-cash component relating to the accretion of the discount on the convertible debenture.  Loss on extinguishment of convertible debenture for the three and nine months ended January 31, 2007 was $289,252 compared to $nil for the three and nine months ended January 31, 2006.  The loss on extinguishment of convertible debenture is related to the convertible debenture financing of November 30, 2006 and is comprised of the difference between the fair value of the new warrants provided to an existing investor for cancellation of that investor’s original warrants and the fair value of original warrants immediately prior to cancellation in the amount of $217,216. The remaining $72,036 of the loss relates to the difference between the fair value of the new convertible debenture and the carrying value of the original debt at the date of extinguishment.

Liquidity and Capital Resources

As of January 31, 2007, we had $2,141,673 in cash compared to $2,369,021 at April 30, 2006, representing a decrease of $227,348.  Our working capital was $2,888,403 at January 31, 2007 compared to $1,975,881 at April 30, 2006, representing an increase of $912,522 over the nine month period.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,943,503 for the nine months ended January 31, 2007.  This compares with a net cash outflow of $158,768 for the same period last year and represents a $1,784,735 increase in the use of cash from operations compared to the same period last year.  The net cash outflow from operating activities for the nine months ended January 31, 2007 was primarily a result of a net loss of $2,059,837 and an increase in accounts receivable of $1,696,778, offset by an increase in accounts payable and accrued liabilities of $339,241 and adjustments for non-cash expenses including $653,215 for stock-based compensation and $207,141 for depreciation and amortization.  The increase in accounts receivable is attributable to growing sales and the use of extended payment terms with certain of our larger customers.

Investing Activities

Investing activities resulted in a net cash outflow of $262,472 for the nine months ended January 31, 2007 resulting primarily from purchases of equipment and deposits.  This compares with a net cash outflow from investing activities of $208,730 for the same period last year which was primarily for purchases of equipment.  At January 31, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $2,000,858 for the nine months ended January 31, 2007 compared to a net cash inflow of $1,988,348 for the same period last year.  During the nine months ended January 31, 2007, we issued 25,521 common shares at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

On November 30, 2006, we completed a non-brokered private placement of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of our company.  Consideration for $2,000,000 of the new convertible debentures was the cancellation of the existing $2,000,000 debenture.  In addition, the outstanding share purchase warrants for the purchase of up to 2,500,000 shares of common stock at a price of $0.80 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008.  The debentures rank senior to our company’s other existing and future indebtedness as long as they remain outstanding. The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of our company at a conversion price of $0.40 per share.  Under the terms of the private placement, the investors also acquired share purchase warrants for the purchase of up to five million shares of our company’s common stock, exercisable for three years at a price of $0.80 per share.

The $4,000,000 of new debentures were recorded net of discounts of $553,421 for the fair value of the detachable warrants, $50,000 for the incremental beneficial conversion feature value on the date of modification,  and $386,205 for the beneficial conversion value of the embedded conversion option. As a result of the issuance of new debentures and the cancellation of the existing debenture, we recorded a loss on extinguishment of the existing debenture of $289,252.

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

Long Term Obligations

On July 10, 2006, we entered into a lease for office premises commencing on December 1, 2006 and ending on September 29, 2011 for which a deposit of $70,413 was made.  Total rent payable over the term of the lease for the fiscal years ended April 30, is as follows:

2007	$ 82,259
2008	205,098
2009	210,582
2010	225,937
2011	236,904
2012	98,710
$ 1,059,490

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

We do not have any current arrangement for financing our company. We depend on a mix of revenue and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names: www.counterpath.com, www.xten.com, www.xten.net, www.myphonebooth.com, www.youread.com, www.roundhead.com, www.sipindex.com, www.xtunnels.org, www.videoblog.com, www.videoblog.net and www.videoblog.info, and applying to register the trademark CounterPathTM, eyeBeamTM, we have not taken any action to protect our proprietary technology. If any of our competitors’ copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of unregistered trademarks including CounterPath, eyeBeam, X-Pro, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.Net, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

Item 1. Legal Proceedings.

Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of January 31, 2007, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

On February 17, 2006, Eyeball Networks Inc., filed a statement of claim in the Supreme Court of British Columbia (Action No. S-061080, Vancouver Registry) against our company, Mr. Mark Bruk, and two employees, alleging breach of (i) confidentiality, and (ii) previous employment agreements between the two employees (Dr. Joseph Vass and Mark Klagenberg) and Eyeball.  Eyeball is seeking an injunction requiring our company, Mr. Bruk, and the two employees, to deliver to Eyeball any confidential information they have in their possession, power or control relating to Eyeball and its business, restraining our company from developing, manufacturing or marketing power meters, although we do not currently develop, manufacture or market power meters.  Among other things, Eyeball is claiming general, punitive and aggravated damages of unspecified amounts.  Management of our company has filed a Statement of Defence denying all allegations, and strongly believes that any allegations made by Eyeball in connection with our company's current business operations are without foundation or merit.  We intend to continue to vigorously defend these proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

10.20

Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.21

Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.22

Ammended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated January 1, 2007.

10.23

Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated March 8, 2007.

 (21)

Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

(31)

Section 302 Certification

31.1

Section 302 Certification of Chief Executive Officer.

31.2

Section 302 Certification of Chief Financial Officer.

(32)

Section 906 Certification

32.1

Section 906 Certification of Chief Executive Officer.

32.2

Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:

/s/ Mark Bruk

Mark Bruk, Chairman

Chief Executive Officer & Director

Date:  March 9, 2007

By:

/s/ David Karp

David Karp

Chief Financial Officer, Secretary & Treasurer

Date:  March 9, 2007