Form 10KSB/A
period 2006-04-30
COUNTERPATH SOLUTIONS, INC.
filed 2007-06-29
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]     No [X]

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

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X]

EXPLANATORY NOTE

 This first amendment on Form 10-KSB/A for the period ended April 30, 2006, discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the fiscal year ended April 30, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal year ended April 30, 2006 for the effects of errors in accounting for share-based compensation.

On May 15, 2007, we announced that following a review by the Securities and Exchange Commission (“SEC”) of our stock option accounting practices, we would restate our historical financial statements. Accordingly, management concluded, and our company’s board of directors agreed, that our financial statements and the related reports of our independent registered public accounting firm and all earnings press releases and similar communications issued by us relating to fiscal year ended April 30, 2006 should no longer be relied upon.

As a result of the review, management has concluded, and the board of directors concur that incorrect measurement methods were used for financial accounting purposes for certain stock option grants to directors and employees that were modified by way of a reduction in the exercise price. Therefore, we are restating previously issued financial statements to record additional non-cash, share-based compensation expense and the related tax effects. These adjustments result in an increase in loss from continuing operations of $189,911. In addition, we recorded an increase of $189,911 in deficit as of April 30, 2006 to reflect the cumulative effect of the error.

This First Amended Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2006 amends and restates only those items of the previously filed Annual Report on Form 10-KSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 16 to our Consolidated Financial Statements included in Part II - Item 7. No other information contained in our previously filed Form 10-KSB for the year ended April 30, 2006 has been updated or amended.

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

Our Software Products

We continue to innovate and incorporate new features and functionality into our voice over internet protocol (VoIP) software products. On March 14, 2006, we launched eyeBeam™ 1.5, a new version of eyeBeam, our session initiation protocol (SIP) based video softphone. eyeBeam 1.5 supports voice, video, instant messaging and presence, and includes several new features (see product comparison chart below) that enhance the overall softphone user experience. eyeBeam 1.5 also provides improved network management, platform support and security capabilities for internet telephone service providers (ITSP's) ~~.~~  On June 1, 2006, we launched X-Lite™ 3.0, a new free softphone. Our X-Lite 3.0 product is based on our eyeBeam 1.5 product, and offers key functionality such as automatic configuration, high quality audio and video presence, instant messaging, and a comprehensive address book (see product comparison chart below).

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

X-Lite 3.0

X-Lite 3.0, which launched on June 1, 2006 and builds upon our prior version of X-Lite, which was launched in April 2003. There have been more than one million downloads of X-Lite and it provided the viral marketing campaign, which has helped establish our company as one of the leaders in session initiative protocol (SIP) based applications. X-Lite 3.0 can be downloaded from our website and enables users to experience the benefits of softphones free of charge, in an effort to accelerate mainstream adoption of voice over internet protocol (VoIP). These benefits include the flexibility to communicate with others in a cost-effective way, regardless of location, and over different applications, and with excellent audio and video clarity. Since June 1, 2006, we have had more than 250,000 downloads of X-Lite 3.0. With its intuitive and familiar interface, users can seamlessly transition from using a traditional telephone to using voice over internet protocol (VoIP) to make their telephone calls. Also, by making the navigation simple and user friendly, X-Lite 3.0 provides users with easy access to video and address book management. X-Lite 3.0 is currently used by our customers as a stand alone product and as a pre-qualification product to test, build and deploy session initiative protocol (SIP) based solutions. The product is not designed for deployment by service providers.

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

Partners' Interoperability Certification

Our products have been certified to interoperate with offerings from some of the largest softswitch vendors, including Nortel Network's Corp., BroadSoft Inc., and Sylantro Systems Corporation. As a result, our company is able to create multi-vendor solutions using a common set of protocols. Softswitch is the generic name for a new approach to telephony switching that has the potential to address all the shortcomings of traditional local-exchange switches. The softswitch is the location where all the service intelligence resides for the delivery of local telephone services. Softswitch technology solutions can lower the cost of local-exchange switching, create differentiated local telephony services, and ease the migration of networks to support packet voice end-to-end. By moving to an integrated infrastructure that supports all forms of communication, this technology allows more standardization and less equipment management. The result is a fault tolerant design, improved network efficiency, cost reduction, and the creation of new applications such as an open standard session internet protocol (SIP) based softphone. Packetized voice involves the digitizing, compressing, and dividing of voice data into packets of information. These packets can then be sent from the sender, via various routes, to the receiver, whereupon they are reassembled.

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

After Sales Service

Primarily, we sell our software on an as-is basis, and we are not required to update the software, provide any on-going support nor are we responsible for failure of our software to work on our customer's computer network. We, however, provide basic support for our non-end user customers, including product bug-fixes (otherwise known as updates) and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions, along with extended support, which includes product upgrades and telephone support. Product upgrades are separate from bug-fixes and include new or enhanced product features. We currently maintain a support forum on the internet at www.support.counterpath.net and product user manuals are available online at www.counterpath.com.

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

Results of Operations for the Fiscal Year Ended April 30, 2006 Compared to the Fiscal Year Ended April 30, 2005

The following discussion relates to the consolidated operations of our company for the fiscal years ended April 30, 2006 and 2005.

	Fiscal Year Ended April 30, 2006 ($)	Fiscal Year Ended April 30, 2005 ($)
Sales	4,619,179	3,122,877
Administration and Other	1,312,732	719,782
Consulting, Professional Fees and Wages	4,322,709	2,763,952
Public Relations	69,399	124,718
Travel and Promotion	385,903	303,357

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

Total expenses for the fiscal year ended April 30, 2006 were $6,090,743 compared to $3,911,809 for the previous year.

Administration and other fees for the fiscal year ended April 30, 2006 were $1,312,732 compared to $719,782 for the previous year. This is an increase of $592,950 or 82.4% from the previous year. The significant increase in general and administration expenses was primarily due to the addition of engineering staff required for the research and development related to the ongoing development of our IP telephony software products, increased administrative staff required to administer our increased size, and  stock based compensation expense.

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

As discussed in Note 16 to the consolidated financial statements, the accompanying consolidated balance sheet as of April 30, 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended April 30, 2006 have been restated.

Vancouver, Canada	“Amisano Hanson”
July 7, 2006, except as to Note 9, which is as of July 26, 2006 and Note 16 which is as of June 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED BALANCE SHEETS

April 30, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$2,369,021	$1,244,906
Accounts receivable	477,814	347,163
Prepaid expenses and deposits	104,927	41,713

	2,951,762	1,633,782
Equipment – Note 4	300,077	266,403
Other assets	8,165	8,290

	$3,260,004	$1,908,475

LIABILITIES

Current
Accounts payable and accrued liabilities	$754,589	$303,635
Due to related parties – Note 5	34,929	26,130
Unearned revenue	115,214	66,400
Customer deposits	138	88,000
Warranty payable	71,011	58,394

	975,881	542,559
Convertible debenture – Note 6	1,887,582	-

	2,863,463	542,559

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 7 and 9
Authorized: 415,384,500 shares
Issued: 37,915,462 shares (2005: 37,915,462)	37,915	37,915
Additional paid-in capital	2,940,405	2,403,855
Deficit	(2,507,500)	(1,035,936)
Accumulated other comprehensive loss	(74,279)	(39,918)

	396,541	1,365,916

	$3,260,004	$1,908,475

Nature of Operations – Note 1
Commitments – Notes 6, 7, 9 and 11
Subsequent Events – Note 9
Contingency – Note 14

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Revenues – Note 10
Software sales	$3,549,997	$2,899,808
Consulting fees	1,069,182	223,069

	4,619,179	3,122,877

Expenses
Amortization	245,582	124,571
Bad debts	12,831	29,199
Computer expenses	38,559	9,126
Consulting fees – Note 5	636,591	428,628
Foreign exchange	14,605	(1,045)
Gain on forgiveness of debt	-	(10,895)
Interest on convertible debenture – Note 6	63,284	-
Licenses and permits	150,447	85,761
Office and miscellaneous	76,154	104,558
Professional fees	253,751	116,259
Public relations	69,399	124,718
Rent – Note 5	211,936	101,885
Stock-based compensation – Note 7	399,181	162,750
Telephone and internet	87,536	55,478
Travel and promotion	385,903	303,357
Wages, commissions and benefits – Note 5	3,432,367	2,219,065
Warranty expense	12,617	58,394

	6,090,743	3,911,809

Loss from continuing operations	(1,471,564)	(788,932)
Income from discontinued operations
Gain on disposal of subsidiary – Note 3	-	8,524

Net loss for the year	(1,471,564)	(780,408)
Other comprehensive loss
Foreign currency translation adjustments	(34,361)	(39,918)

Comprehensive loss	$(1,505,925)	$(820,326)

Basic and diluted loss per share – continuing operations	$(0.04)	$(0.02)

Basic and diluted income per share – discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	37,915,462	37,402,119

SEE ACCOMPANYING NOTES

COUNTERPATH SOLUTIONS, INC.

(formerly Xten Networks, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Cash flows used in operating activities
Net loss for the year	$(1,471,564)	$(780,408)
Items not involving cash:
Accretion of convertible debenture discount	24,951	-
Amortization	245,582	124,571
Gain on forgiveness of debt	-	(10,895)
Stock-based compensation	399,181	162,750
Gain on disposal of subsidiary	-	(8,524)
Changes in non-cash working capital items:
Accounts receivable	(130,651)	(246,802)
Prepaid expenses and deposits	(63,214)	(28,042)
Accounts payable and accrued liabilities	450,954	270,479
Unearned revenue	48,814	66,400
Customer deposits	(87,862)	88,000
Warranty payable	12,617	58,394

	(571,192)	(304,077)

Cash flows from financing activities
Common stock issued	-	1,000,000
Convertible debenture issued	2,000,000	-
Increase (decrease) in due to related parties	8,799	(22,965)

	2,008,799	977,035

Cash flows used in investing activities
Purchase of equipment	(279,256)	(326,188)
Decrease (increase) in other assets	125	(7,955)

	(279,131)	(334,143)

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

(Stated in US Dollars)

					Accumulated
	Number		Additional		Other
	of		Paid-in		Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2004	37,138,462	$37,138	$951,895	$(255,528)	$-	$733,505
Shares issued for cash on the exercise of warrants - at $2.00	500,000	500	999,500	-	-	1,000,000
Shares issued for debt - at $1.00	290,000	290	289,710	-	-	290,000
Shares cancelled - at $0.0001	(13,000)	(13)	-	-	-	(13)
Stock-based compensation	-	-	162,750	-	-	162,750
Net loss for the year	-	-	-	(780,408)	-	(780,408)
Other comprehensive loss for the year	-	-	-	-	(39,918)	(39,918)

Balance, April 30, 2005	37,915,462	37,915	2,403,855	(1,035,936)	(39,918)	1,365,916
Stock-based compensation	-	-	399,181	-	-	399,181
Convertible debenture discount – Note 6	-	-	137,369	-	-	137,369
Net loss for the year	-	-	-	(1,471,564)	-	(1,471,564)
Other comprehensive loss for the period	-	-	-	-	(34,361)	(34,361)

Balance, April 30, 2006	37,915,462	$37,915	$2,940,405	$(2,507,500)	$(74,279)	$396,541

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

k)

Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options on options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. For options such that the exercise price of a fixed stock option award to an employee is modified, the award is accounted for as variable from the date of modification to the date the award is exercised, is forfeited, or expires unexercised.  Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS No. 123.

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

…/cont’d

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

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-11

Note 7

Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(1)

During the year ended April 30, 2006, 675,000 employee stock options exercisable at $1.50 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $23,994 in respect to these options.

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

(5)

During the year ended April 30, 2006, 600,000 employee stock options exercisable at $1.58 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an  additional stock-based compensation charge of $21,328 in respect to these options.

(6)

During the year ended April 30, 2006, 445,000 employee stock options exercisable at $1.06 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $15,818 in respect to these options.

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2006 and 2005

(Stated in US Dollars) – Page F-12

Note 7

Common Stock – Note 9 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options– (cont’d)

(7)

During the year ended April 30, 2006, 60,000 employee stock options exercisable at $1.15 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $2,133 in respect to these options.

(8)

During the year ended April 30, 2006, 115,000 employee stock options exercisable at $1.10 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $4,088 in respect to these options.

(9)

During the year ended April 30, 2006, 380,000 employee stock options exercisable at $1.06 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $13,508 in respect to these options.

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

(11)

During the year ended April 30, 2006, 20,000 employee stock options exercisable at $1.18 per share outstanding at April 30, 2005 were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $711 in respect to these options.

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

(13)

During the year ended April 30, 2006, 1,082,659 employee stock options exercisable at $0.70 per share were cancelled. Of these, 1,022,659 options were, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $36,353 in respect to these options.

(14)

During the year ended April 30, 2006, 33,333 consultant stock options exercisable at $0.70 per share were cancelled.

The Company has recorded a stock-based compensation charge of $1,408 in respect to these options.

(15)

During the year ended April 30, 2006, 500,000 employee stock options exercisable at $0.72 per share were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $17,773 in respect to these options.

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

(19)

On August 29, 2005, the Company granted 1,200,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.61 per share.  On October 10, 2005, these options were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $42,656 in respect to these options.

(20)

On September 7, 2005, the Company granted 510,000 employee and director stock options exercisable at $0.39 per share.  On October 10, 2005, the 110,000 employee options were cancelled, repriced at $0.39 per share, and reissued. These options expire on October 10, 2015. The Company has recorded an additional stock-based compensation charge of $3,910 in respect to these options. On January 10, 2006, the 400,000 director options were cancelled, repriced at $0.39 per share, and reissued. These options expire on January 10, 2011. The Company has recorded an additional stock-based compensation charge of $7,639 in respect to these options.

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

The Company does not record compensation expense on granting of stock options to employees or directors as the exercise price of the options granted is at least equal the market price of the Company’s common stock on the date of grant; however,  compensation expense may be recorded in accordance with FIN 44 when original terms of the award are modified such that the new exercise price is lower than the original exercise price.  Disclosure of pro forma loss and loss per share figures had the Company elected to follow the fair value method for employees, including $106,697 towards incremental compensation in accordance with SFAS 123 as a result of repricing of options, for the years ended April 30, 2006 and 2005 are as follows:

	Years ended April 30,
	2006	2005
Net loss for the year, as reported	$ (1,471,564)	$ (780,408)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	189,911	-
Deduct: Total stock based employee compensation expense	(736,186)	(261,735)

Pro forma net loss for the year	$ (2,017,839)	$ (1,042,143)

Pro forma basic and diluted loss per share	$ (0.05)	$ (0.03)

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

$1,120,805

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

(Stated in US Dollars) – Page F-20

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

Note 16

      Restatement of Consolidated Financial Statements

On May 15, 2007, the Company announced that following a review by the Securities and Exchange Commission of its stock option accounting practices, the Company would restate its historical financial statements for fiscal year ended April 30, 2006. The result of the restatement includes the following:

i)

The Company has used variable accounting for all the stock option grants to employees and directors that were cancelled and were reissued at a reduced exercise price during the year ended April 30, 2006.

ii)

The cumulative effect of the restatement on the income statement was an increase in net loss of $189,911, or $0.01 per basic and diluted share, for the year ended April 30, 2006, and an increase in additional paid in capital and deficit of $189,911 as of April 30, 2006.

iii)

The grants to directors and employees that were subject to variable accounting were 5,527,659 stock options.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

Restatements

Our company has effected a restatement of its financial results for the period ended April 30, 2006.

The restatement was effected to correct the accounting treatment of certain employee and director stock options cancelled and re-issued in October 2005 and January 2006 and modified by way of reduction in the exercise price requiring variable accounting under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, whereby the intrinsic value of employee options is marked to market until the options are exercised, expired or forfeited.

As a result of the accounting for the modified stock options under variable accounting, the net loss for the year ended April 30, 2006 increased by $189,911.   Basic and diluted loss per share for the year ended April 30, 2006 increased by $0.01 to $0.04 per share.  The effect on our company’s consolidated balance sheet as of April 30, 2006 was an increase in its additional paid-in capital and deficit of $189,911.

Evaluation of disclosure controls and procedures and remediation

In connection with the restatement, under the direction of the company’s management, we have re-evaluated certain disclosure controls and procedures. In connection with the restatement, we identified a material weakness in our disclosure controls and procedures relating to the accounting treatment of our employee stock options.

A  material  weakness  is  a  control deficiency (within the meaning of the Public  Company  Accounting  Oversight Board (PCAOB) Auditing Standard No. 2) or combination  of  control  deficiencies  that  results  in  more  than  a  remote likelihood  that  a  material  misstatement  of  the annual or interim financial statements will not be prevented or detected.  We have identified the following material weakness which has caused us to conclude that, as of April 30, 2006, our disclosure  controls  and  procedures  were  not  effective  at  the  reasonable assurance  level.

     On May 15, 2007, the company announced that following a review by the Securities and Exchange Commission (“SEC”) of its stock option accounting practices, the company would restate its historical financial statements in our annual report for the period ended April 30, 2006 as disclosed in our Form 10-KSB filed on July 31, 2006.  Our conclusion to restate the above period resulted  in  the company recognizing that its disclosure controls and procedures were  not  effective  as  of  the  period  ended April 30, 2006 and constituted a material  weakness.

To  address  this  material  weakness, we performed additional analyses and other  procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and  cash  flows  for  the  periods  presented.

To  remediate  the  material  weakness  in  our  disclosure  controls  and procedures  identified  above,  in  addition  to  working  with  our independent auditors,  we have continued to refine our internal procedures to alleviate this weakness and have added human resources with experience in stock-based compensation and generally accepted accounting principles (GAAP) and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

Limitations on the effectiveness of disclosure controls and procedures

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments, in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

We entered into an employment agreement with Jason Fischl on August 29, 2005, whereby Mr. Fischl was employed as President and Chief Technology Officer of our company.  Pursuant to the terms of the employment agreement, we agreed to pay Mr. Fischl a salary of approximately $12,639 per month and the issuance of 1,200,000 stock options, which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010, which stock options were subsequently repriced as discussed under the heading "Stock Options/SAR Grants" on page .  We may terminate Mr. Fischl's employment without notice so long as we pay him a severance fee depending upon the time in which Mr. Fischl has been employed with our company prior to the termination.  We have agreed to pay Mr. Fischl the following in the event we terminate his employment during the corresponding periods:  (i) payment of approximately $25,270 and the issuance of 225,000 stock options if terminated after two months but prior to six months following entry into the employment agreement; (ii) payment of approximately $37,905 and the issuance of 300,000 stock options if terminated after six months but prior to one year following entry into the employment agreement; (iii) payment of approximately $50,540 and the issuance of 300,000 stock options if terminated after one year but prior to 18 months following entry into the employment agreement; (iv) payment of approximately $63,175 and the issuance of 300,000 stock options if terminated after 18 months but prior to two years following entry into the employment agreement; and (v) payment of approximately $75,811 and the issuance of 300,000 stock options if terminated after 2 years following entry into the employment agreement.  However, we may terminate the employment without notice and severance in the event termination is a result of a material breach of the terms of the employment agreement and for any act that constitutes "just cause" as set out in the employment agreement.

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
(Principal Executive Officer)
Date: June 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Bruk
Mark Bruk /s/ David Karp	Chairman, Chief Executive Officer and Director	June 29, 2007
David Karp /s/ Donovan Jones	Chief Financial Officer, Treasurer and Secretary	June 29, 2007
Donovan Jones /s/ Jason Fischl	President, Chief Operating Officer and Director	June 29, 2007
Jason Fischl /s/ Larry Timlick	Chief Technology Officer	June 29, 2007
Larry Timlick /s/ Chris Cooper	Director	June 29, 2007
Chris Cooper	Director	June 29, 2007