Form 10KSB
period 2007-04-30
COUNTERPATH SOLUTIONS, INC.
filed 2007-07-30
CIK 1236997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-50346

COUNTERPATH SOLUTIONS, INC.
(Name of small business issuer as in its charter)
Nevada	20-0004161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada	V7X 1M3
(Address of principal executive offices)	(Postal Code)
(Issuer’s telephone number) 604.320.3344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]     No [X]

State issuer's revenues for its most recent fiscal year.  $5,724,941

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

27,522,839 shares of common stock @ $0.37 (1)=$10,183,450

(1) Average of the bid and asked prices on July 19, 2007.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,940,983 shares of common stock issued and outstanding as of July 19, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X]

click here for printer-friendly PDF version

COUNTERPATH SOLUTIONS, INC.

APRIL 30, 2007 ANNUAL REPORT ON FORM 10-KSB

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

Summary

Our business focuses on the design, development and marketing and sales of multimedia application software and software development kits and related services.  Our software uses the Session Initiation Protocol (SIP) which is the leading protocol standard for voice, video, instant messaging and presence (the ability to monitor a person’s availability).  A user of our software application can sign up for service with any SIP-based internet telephony service provider to allow them to make voice and video calls. Our software can run on personal computers running Windows 2000, Windows XP, Windows Vista, Mac OS X and Linux as well as embedded devices running Linux and Windows Mobile 5.

Our software is focused on the Voice over Internet Protocol (VoIP) market.  VoIP is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.  General industry and analyst consensus shows that the VoIP market is being adopted by the public and growing at a considerable rate.  According to iLocus, an independent market research firm, there were 37.5 million voice over broadband users worldwide at the end of 2006 with 16.5 million subscribers added during 2006.

Our mission is to be the dominant endpoint for fixed, mobile and fixed mobile convergence operators across all desktop, embedded and mobile device platforms.  Customers that we are targeting include large incumbent telecommunication providers, telecom original equipment manufacturers, internet telephony service providers and content providers.

On September 16, 2005, we changed our name to CounterPath Solutions, Inc. from Xten Networks, Inc. which reflected changes to our culture, strategy, business model, management team, products and services.

Our Software Applications

We continue to innovate and incorporate new features and functionality into our VoIP software applications, collectively referred to as the CounterPath Multimedia Communicator product suite. On May 23, 2007 we announced the launch of Bria 2.0.  Bria 2.0 supports voice, video, instant messaging and presence, and includes several new features over our previous generation product named eyeBeam 1.5 that enhance the overall softphone user experience.  Features include an enhanced user interface, advertising banner capability and improved branding flexibility.  Bria 2.0 and eyeBeam 1.5 also provide network management, platform support and security capabilities for our customers and end users ~~.~~    X-Lite 3.0 is a free softphone that provides audio, video, instant messaging and presence functionality but has fewer features in comparison to our commercial products.

Our software applications also include quality of service capabilities on both fixed and wireless networks.  This includes the ability to automatically prioritize packets of information during both video and voice calls to ensure that other applications on the host computer and on the internet network do not interfere with the quality of the voice or video transmissions.  Our softphone applications also enable our customers to monitor audio quality in real-time.  Our softphone applications also include security features such as signalling encryption and authentication via transport layer security as well as confidentiality protection through real-time transport protocol streams to prevent unwanted monitoring of voice and video connections.

To enhance the ease of use of our software, Bria and eyeBeam offer zero- touch configuration for audio and video devices, such as headsets and web cams, which enables automatic configuration each time the application is started and whenever devices are changed.  This capability reduces complications for softphone users and decreases the number of customer support calls to our customers deploying our software by their end users.  Our softphones include a contact manager which integrates with Microsoft Outlook for importing and exporting user contacts, as well as enabling the placing of calls from within Microsoft Outlook.

Bria 2.0

Bria 2.0 has a number of new usability and customization features designed to enable customers to present a flexible, user-friendly VoIP solution for consumer markets.  Bria 2.0 has a contact-focused, versus a dialpad-focused, graphical user interface which highlights a user’s address book rather than the more traditional telephone dial-pad.  We believe there is demand in the market for a contact-focused application that allows our customers to compete with instant messaging providers such as Skype, Yahoo, MSN and AOL.  Bria 2.0 can also be minimized to a computer screen deskbar, enabling a user to manage their desktop space while still being able to make and receive calls.  Bria 2.0 is designed to run on Windows, Mac and Linux platforms.  Bria 2.0 is built on the same software development kit platform as eyeBeam and has all of the same interoperability and compatibility features of eyeBeam 1.5.

Bria 2.0 also has a new skinning engine which provides more flexibility in graphical interface design and branding for our customers.   Its multiple panel layout enables our customers to specify areas for branded or revenue generating advertisements such as banner ads, click-to-call and interactive video messaging, as well as custom integration with network infrastructure.

eyeBeam 1.5

eyeBeam 1.5 is our original flagship softphone application.  The graphical user interface of eyeBeam 1.5 is designed to look like a cellular telephone handset and it has been generally been targeted at early adopters of softphone technology due to its familiarity.

X-Lite 3.0

In June 2006, we launched X-Lite 3.0, an upgrade to X-Lite 2.0. X-Lite 3.0 is a free softphone available for download on our website.  Since June 1, 2006, we have recorded approximately 120,000 downloads of X-Lite 3.0 per month, putting our total X-Lite downloads at over an average of 3 million.   Some of the key elements that are not included in X-Lite 3.0 compared to our commercial products are automatic or network-based provisioning, royalty-bearing codecs, multiple line support, and enhanced security and encryption.

X-Lite 3.0 has an area available for advertising although we have not attempted to generate advertising revenue with this feature to date.  As well, X-Lite 3.0 is only available with CounterPath branding and may not be redistributed by third parties.

We believe our free softphone serves as a marketing tool for our company as it allows potential customers to demonstrate our software.  In addition, we believe that making our free softphone widely available to companies which make SIP-compliant devices such as internet protocol phones, public switched telephone network gateways, and conference servers, we improve our interoperability with this communication equipment as a number of companies use X-Lite as a SIP reference implementation in their labs.

Software Development Kits (SDKs)

In addition to our ready-made VoIP products, we also offer several software development kits (SDKs). These products allow our customers to create customized SIP-based VoIP applications.  Our SDK products include:

•

C++ Edition

The C++ Edition SDK is a programming kit that forms the basis for our eyeBeam 1.5 and Bria 2.0 applications on Windows, Mac and Linux operating systems.  Typically, customers that license the C++ Edition SDK prefer to build their own graphical user interface and applications.  The SDK has components for managing audio and video media, as well as signalling and call control.

•

COM Edition

The COM Edition is an easy to use SDK based on the Microsoft® COM platform. Using the COM Edition SDK, customers can build a sophisticated softphone using a variety of programming languages such as C++, C#, Delphi, Visual Basic or Java.  The COM Edition SDK is ideal for companies looking for an easy to learn SDK.  This is also an ideal SDK for integrating softphone functionality into an existing Windows application.

•

ActiveX – Web Edition

The ActiveX – Web Edition SDK is a similar application program interface to the COM Edition but can be implemented inside of a web page.  The SDK enables customers to incorporate voice, video, instant messaging or presence into an existing Web 2.0 application using Javascript or Java language.  Typically, a web-page can be voice-enabled using this SDK in a few days with no prior knowledge of telecommunications protocols or VoIP.

Sales and Marketing

We generate revenue from the sale of our products through our sales team, our website and through our partners and value added resellers who distribute our products through their independent distribution channels.  In connection with the sale of our products, we typically sell licenses on a one-time fee per user basis, or on a yearly subscription fee per user basis.

We focus on selling our software products to companies which provide internet protocol telephony services to end users and enterprises. These companies include large incumbent telecommunications providers, cable carriers, internet telephone service providers and content providers.  We currently have a global customer base of over 250 customers in more than 50 countries, comprised mainly of incumbent telecommunications providers, internet telephony service providers and original equipment manufacturers (OEMs).

Our software products are either co-labelled with our brand and our customer’s brand, or privately labelled with our customer’s brand. When our products are provided to our customers, we work with each customer to streamline the process of delivering our software to their end users. This includes pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products.  Co-labelling of our products means that the user interface that displays on the computer screen for the end user to see  remains as is, but the customer's brand is also placed on the user interface. Private labelling of our products means that the customer can change any and all features of the user interface and can remove all references to our company from the user interface.

Significant Customers

Our largest customer in fiscal 2007 was British Telecommunications plc., from whom we generated approximately 22% of our total revenue during the year ended April 30, 2007.  On June 27, 2006, we announced a licensing agreement with BT Retail, a division of United Kingdom based telecommunications provider British Telecommunications plc. for our softphone applications.

Marketing

Our products are marketed through a variety of means including:

•

Advertising on our website.

•

Co-marketing with our partners, suppliers and customers.

•

Offering X-Lite 3.0, a free softphone.

•

Attending industry trade shows.

•

Attending developer conferences.

•

Engaging independent product evaluations.

End-User Sales

We also market our software directly to end users and enterprises through our website located at www.counterpath.com.  The information contained in our website does not form part of this annual report.

Partners' Interoperability Certification

Our products have been certified to interoperate with offerings from some of the largest softswitch vendors including Intel Corp. (Intel® 600SM PCI Phone Adapter), BroadSoft, Inc. (BroadWorks® platform), Sylantro Systems Corp. (Synergy™ platform), NeuStar, Inc. (Presence Platform), and Polycom, Inc. (Polycom Communicator™ PC Speakerphone).  Interoperability certification of our products by softswitch vendors allows softswitch vendors to offer our products to their customers when they are asked to provide a softphone or internet protocol telephony software application.  A softswitch, or software switch, is used to bridge traditional public switched telephone networks to internet protocol networks and manage traffic that contains a mixture of voice, fax, data and video information.

Intellectual Property

Other than third-party compression/decompression software used in our products for encoding and decoding the audio and video data packets and some special function libraries, which are either open-source or licensed from third parties, we own all of the source code for our Bria, eyeBeam and X-Lite products.  We have registered the following domain names:  www.counterpath.com; www.counterpath.ca; www.counterpath.net; www.counterpath.org; www.counterpath.info; www.counterpath.biz; www.counterpath.us; www.counterpath.ws; www.counterpath.jp; www.counterpath.de; www. counterpath.co.uk; www.counterpath.eu; www.counterpath.cn; www.counterpath.com.cn; www.counterpath.com.tw; www.counterpath.com/net/info/us; www.xten.com; www.xten.net; www.sipindex.com; www.xtunnels.org; www.videoblog.com; www.videoblog.net;  www.videoblog.info, and myphonebooth.com.  None of the information on our websites is included in this annual report.

We rely on trade secrets and trademarks to protect our intellectual property.  We have filed for one patent which covers a process for configuring audio and video devices with a softphone.

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

Research and Development

All development of our products is done through our Canadian wholly-owned subsidiary, CounterPath Solutions R&D Inc., formerly known as Xten Networks R&D Inc. Our research and development team consists of a core engineering department, a quality assurance department, and an information technology department.  Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems.  Quality assurance is responsible for testing the software before release to customers on all of our platforms and is done locally in Vancouver, British Columbia as well as by an offshore team in India. An internal information technology group manages our information technology infrastructure. Total research and development expenditures for the year ended April 30, 2007 were $2,727,914  (2006 - $2,528,804).

After Sales Service and Support

Primarily, we sell our software on an as-is basis to end users, and we are not required to update the software nor are we responsible for failure of our software to work on our customer's computer network; however, we offer three levels of support to our non-end user customers for a specified percentage of the software license fees.  Basic support includes product bug-fixes, nine a.m. to five p.m. telephone support and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product.  Our extended support includes basic support and product upgrades and our premium support includes extended support and twenty-four hour, seven days per week telephone support.  Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions.  We currently maintain a support forum on the internet at www.support.counterpath.net and product user manuals are available online at www.counterpath.com.

Warranty

We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of one year from the date of sale to cover defects in workmanship.

Audio and Video Codecs

Our softphones are integrated with audio and video codecs, which are provided by third-parties either as free open source software or under license.  A codec is a software application that encodes and decodes audio or video data according to a specification.  Currently, we provide the following royalty-free audio codecs:  G.711u/a, G.722, iLBC, Speex, DVI4, L16 PCM, GSM and BV32. We also provide a number of royalty-bearing audio codecs: G.722.2, G.723.1, G.726, G.729(a)(b), and EVRC which we have licensed through various third-party patent owners and their representatives. Either we pay, or our customers pay, a license fee when our software incorporates any third-party, royalty-bearing codec(s). Our software video phones incorporate third-party video codecs. We support the H.263 and H.263+ video codecs, which we have licensed from UB Video Incorporated, and the H.264 video codec, which we have licensed from Vanguard Software Solutions Inc. At this time, no third party patent holders have required licensing fees for use of H.263 or H.263+ video codecs. The H.264 video codec does have licensing fees, which we license through MPEG LA, LLC and Via Licensing Corporation.

Competition

There are numerous softphone developers which compete with our company for market share.  To the best of our knowledge, the following describes some of our main competitors:

Competitor	Protocols Supported	Operating Systems Supported	Target Market	Competitor Status
SJ Labs Inc.	SIP, H.323	Win32, Windows Mobile, Linux, Mac	Service Provider, Mobile	Direct
Microsoft Corp.	SIP	Windows 98/ME/NT4/2000/XP, WinCE	Enterprise, Service Provider, Mobile	Direct
Adobe Systems Inc.	SIP	Win32, Windows Mobile 5/6, Mac, Linux, Symbian	Service Provider, Mobile	Direct
Movial Corp.	SIP, IMS	Win32, Windows Mobile, Symbian	Service Provider, Mobile	Direct
Broadsoft, Inc.	SIP	Win32	Enterprise	Direct
eyeP Media SA	SIP, MGCP, H.323, IMS	Win32, Windows Mobile	Service Provider, Mobile	Direct
Clique Communications LLC	SIP	Win32, Mac	Service Provider	Direct
eStara, Inc.	SIP	Win32	Click to Call – Internet Service Providers	Indirect

Government Approval

We have obtained approval from the United States government to export our software that contains strong encryption technology to certain approved foreign countries.  To our knowledge, neither our company nor our products and services are regulated by any other government or government legislation in the jurisdictions where we conduct business.  Similarly, we are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

As of July 1, 2007, we employed 53 people full-time, 10 of whom are engaged in marketing and sales, 32 in research, development and support, 11 in management and administration, and 8 consultants.  We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

We intend to hire a number of senior sales people, marketing/business development personal, senior engineers/developers, additional sales support staff and other administrative staff in the next twelve month period. We hire full-time employees and consultants who are authorized to work in the United States. Our wholly-owned subsidiary, CounterPath Solutions R&D Inc., hires full-time employees and consultants who are authorized to work in Canada.

Corporate History

We were incorporated under the laws of the State of Nevada on April 18, 2003.  Following incorporation, we commenced the business of operating an entertainment advertising website.

On April 30, 2004, we changed our business following the merger of our company with Xten Networks Inc., a private Nevada company.  Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002.  As a result of the merger, we acquired all of the 9,000,000 issued and outstanding shares in Xten Networks in exchange for agreeing to issue 18,000,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

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

Lack of cash flow which may affect our ability to continue as a going concern.

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and raise substantial doubt on our ability to continue as a going concern.

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

The majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

The majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under United States federal securities laws against some of our directors or officers.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names: www.counterpath.com and www.xten.com, among others, applying to register the trademarks eyeBeamTM and BriaTM, among others, and filing one patent on a process for configuring audio and video devices with a softphone, we have not taken any action to protect our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyeBeam, X-Pro, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.Net, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Unless we can establish market acceptance of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority our revenue for the foreseeable future. Broad market acceptance of our software products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve broad market acceptance of our software products as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

We face larger and better-financed competitors, which may affect our ability to operate our business and achieve profitability.

Management is aware of similar products which compete directly with our products and some of the companies developing these similar products are larger and better-financed than us and may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability and ultimately adversely affect our ability to continue as a going concern.

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

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Item 2.

Description of Property.

Our offices are located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3.  We sub-lease a total of 15,559 square feet from EMC Corporation pursuant to a lease which expires on September 29, 2011.  Our basic monthly rent is approximately CDN$19,500 and our estimated monthly operating costs are approximately CDN$22,000.

The basic rent is CDN$15.00 per square foot per annum until September 30, 2007, at which time the basic rent increases to CDN$16.00 per square foot per annum until September 30, 2009, and then CDN$18.00 per square foot per annum until the end of the term. The operating costs and property taxes are estimated at CDN$17.00 per square foot of rentable area for the 2007 calendar year.

Item 3.

Legal Proceedings.

Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of April 30, 2007, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

On February 17, 2006, Eyeball Networks Inc. filed a statement of claim in the Supreme Court of British Columbia (Action No. S-061080, Vancouver Registry) against our company, Mark Bruk, and two of our employees, alleging breach of (i) confidentiality, and (ii) previous employment agreements between the two employees (Dr. Joseph Vass and Mark Klagenberg) and Eyeball Networks Inc.  Eyeball Networks Inc. is seeking an injunction requiring our company, Mr. Bruk, and the two employees, to deliver to Eyeball any confidential information they have in their possession, power or control relating to Eyeball and its business, restraining our company from developing, manufacturing or marketing power meters, although we do not currently develop, manufacture or market power meters.  Among other things, Eyeball is claiming general, punitive and aggravated damages of unspecified amounts.  Management of our company has filed a Statement of Defence denying all allegations, and strongly believes that any allegations made by Eyeball in connection with our company's current business operations are without foundation or merit.  We intend to continue to vigorously defend these proceedings.

Item 4.

Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board.  Our shares of common stock began quotation on March 2, 2004.  The following table sets forth, for the periods indicated, the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by Yahoo Finance.

Quarter Ended	High	Low
July 31, 2005(1)	$1.01	$0.56
October 31, 2005	$0.76	$0.26
January 31, 2006	$0.74	$0.26
April 30, 2006	$0.93	$0.51
July 31, 2006	$0.69	$0.52
October 31, 2006(2)	$0.59	$0.26
January 31, 2007	$0.46	$0.31
April 30, 2007	$0.41	$0.31
(1) From May 7, 2004 to September 15, 2006, our stock was quoted under the trading symbol "XNWK". (2) Since September 16, 2006, our stock was quoted under the trading symbol "CTPS".

Our shares of common stock are issued in registered form. Pacific Stock Transfer of Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada, 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our shares of common stock.

On July 19, 2007, the shareholders' list of our shares of common stock showed 37 registered shareholders and 37,940,983 shares outstanding.

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

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	13,468,100(1)	$0.46	2,531,900(2)
Total	13,468,100	$0.46	2,531,900

(1)

As of April 30, 2007, we had issued stock options to purchase 4,000,000 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 9,468,100 shares or our common stock pursuant to our 2005 Stock Option Plan.

(2)

As of April 30, 2007, there were no underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 2,531,900 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan.

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

2005 Stock Option Plan

On March 4, 2005, our board of directors approved the 2005 stock option plan for our employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-US residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company.  On January 10, 2006 and on September 5, 2006, our board of directors increased the number of shares of our common stock that are issuable under the 2005 stock option plan from 6,000,000 shares to 9,000,000 shares and from 9,000,000 to 12,000,000 shares, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.

Management Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  All references to “common shares” refer to our shares of common stock. As used in this annual report, the terms “we”, “us” and “our” means CounterPath Solutions, Inc., unless otherwise indicated.

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

Business of CounterPath Solutions

Our business focuses on the design, development and sale of multimedia application software.  Our software applications are based on session initiation protocol which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, and presence (the ability to monitor a person's availability). Users of our software in combination with voice over internet protocol service are able to communicate and make voice and video calls from a device running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and Windows Mobile 5 (used for personal digital assistants or PDA's).

We are focused on the development of technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. VoIP is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over internet protocol (VoIP) services.  Customers that we are targeting include large incumbent telecom providers, telecom original equipment manufacturers, large equipment providers and internet telephony service providers.  Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather.

Revenue

We derive revenue from the sale of software licenses and software development kits (SDKs) and services associated with software such as technical support services, implementation and training.  We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

Post contract customer support services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized ratably over the term of the service period, which is generally twelve months.

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

Cost of Revenue

Cost of product revenue primarily consists of (a) payments to third party vendors for compression/decompression software known as codecs, (b) salaries and benefits related to personnel including stock based compensation, (c) related overhead and (d) amortization of capitalized software that is implemented into our products.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories.  We expect to continue to hire a number of new employees to support our growth.

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

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this annual report.

We believe that of our significant accounting policies, which are described in note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.

In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable.  For reseller arrangements, fees are fixed or determinable and collection probable as there are no rights to exchange or return and fees are not dependable upon payment from the end-user.  If any of these criteria are not met, revenue is deferred until such time that all criteria have been met.

A substantial percentage of our revenue is generated by multiple-element arrangements, such as products, maintenance and support, professional services and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and revenues are recognized under SOP 81-1, “Accounting for Performance of

Construction-Type and Certain Production-Type Contracts”, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on a completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Post contract customer support (PCS) services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized ratably over the term of the service period, which is generally twelve months.

PCS service revenue generally is deferred until the related product has been accepted and all other revenue recognition criteria have been met.  Professional services and training revenue is recognized as the related service is performed.

We provide a one year warranty on software products.  We have set up a warranty provision in the amount of 2% of software sales, which is amortized over a twelve-month term.  We recognize this deferred revenue evenly over a twelve-month period from the date of the sale.

Our products and services are distributed indirectly through distribution partners and directly through our sales force. Revenue arrangements with distribution partners are recognized when the above criteria are met and only when we receive evidence that the distribution partner has an order from an end-user customer or an irrevocable purchase by the distribution partner.

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

The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the year ended April 30, 2007 was between 79.72% and 84.9%. The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the year ended April 30, 2007 was between 3.7 and 6.2 years. For the year ended April 30, 2007, the weighted-average risk free interest rate used was 4.85%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2007 in determining the expense recorded in our consolidated statement of operations.

Cost of revenue and operating expenses include stock-based compensation expense. For the year ended April 30, 2007, we recorded an expense of $880,109 in connection with share-based payment awards. A future expense of non-vested options of $2,334,575 is expected to be recognized over a weighted-average period of 3.1 years.

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

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers based on evaluation of an individual customer’s financial condition and collateral is generally not required.  Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer’s current ability to pay its obligation to us. We write-off accounts receivable when they are identified as uncollectible.  All outstanding accounts receivable accounts are periodically reviewed for collectibility on an individual basis.

Results of Operations

Our operating activities during the year ended April 30, 2007 consisted primarily of selling our IP telephony software to telecom companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Year Ended April 30,
	2007		2006		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$4,099,369	72%	$3,549,997	77%	$549,372	15%
Service	1,625,572	28%	1,069,182	23%	556,390	52%
Total revenue	$5,724,941	100%	$4,619,179	100%	$1,105,762	24%

Revenue by Region
International	$3,333,676	58%	$1,820,528	39%	$1,513,148	83%
North America	2,391,265	42%	2,798,651	61%	(407,386)	(15%)
Total revenue	$5,724,941	100%	$4,619,179	100%	$1,105,762	24%

For the year ended April 30, 2007, we generated $5,724,971 in revenue compared to $4,619,179 for the year ended April 30, 2006.  This represents an increase of $1,105,762 or 24% from the same period last year.  We generated $4,099,369 in software revenue for the year ended April 30, 2007 compared to $3,549,997 for the year ended April 30, 2006, representing an increase of $549,372 or 15%.  For the year ended April 30, 2007, service revenue was $1,625,572 compared to $1,069,182 for the year ended April 30, 2006. The increase of $556,390 in service revenue reflects the increase in services we provide primarily to our larger customers to support their deployed software.  International revenue outside of North America grew by 83% during the year ended April 30, 2007 compared to the year ended April 30, 2006, driven by European software sales.  North American revenue decreased by 15%, compared to the year ended April 30, 2006, as a result of both lower software sales and service revenues in this region.

Cost of Revenue and Gross Profit

	Year Ended April 30,
	2007		2006		Period-to-Period Change
	Amount	Percent of Related Revenue	Amount	Percent of Related Revenue	Amount	Percent Increase / (Decrease)
Cost of Revenue
Software	$910,376	22%	$403,896	11%	$506,480	125%
Service	684,195	42%	315,848	30%	368,347	117%
Total cost of revenue	$1,594,571	28%	$719,744	16%	$874,827	122%

Gross Profit
Software	$3,188,993	78%	$3,146,101	89%	$42,892	1%
Service	941,377	58%	753,334	70%	188,043	25%
Total gross profit	$4,130,370	72%	$3,899,435	84%	$230,935	6%

Cost of revenue was $1,594,571 for the year ended April 30, 2007 compared to $719,744 recorded for the year ended April 30, 2006.  The total gross profit margin was 72% for the year ended April 30, 2007 compared to 84% for the year ended April 30, 2006 as current period costs increased at a greater rate than revenue growth.  Cost of software was $910,376 for the year ended April 30, 2007, resulting in a gross profit margin on software of 78% compared to 89% for the year ended April 30, 2006 as current period costs increased at a greater rate than revenue growth.  Cost of service was $684,195 during the year, resulting in a gross profit margin on service of 58% compared to 70% for the year ended April 30, 2006.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the year ended April 30, 2007 and 2006 were as follows:

	April 30, 2007		April 30, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$1,682,685	29%	$802,502	17%	$880,183	110%

Sales and marketing expenses were $1,682,685 for the year ended April 30, 2007 compared to $802,502 recorded for the year ended April 30, 2006.  The increase of $880,183 was primarily attributable to significant increases in sales and marketing personnel and associated wages and commissions, consulting fees relating to hiring and retention and non-cash stock based compensation.  The year over year increase in wages and commissions was $433,228, and the year over increase in consulting fees was $220,491, while the year over year increase in stock based compensation was $64,483.

Research and Development

Research and development expenses for the year ended April 30, 2007 and 2006 were as follows:

	April 30, 2007		April 30, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$2,727,914	48%	$2,528,804	55%	$199,110	8%

Research and development expenses were $2,727,914 for the year ended April 30, 2007 compared to $2,528,804 for the year ended April 30, 2006. The increase of $199,110 was primarily attributable to an increase consulting expenses related to research and development.  During the year ended April 30, 2007, consulting expenses related to research and development increased by $340,735.  Research and development expenses in the current period were partially offset by a development grant totalling $82,255.

General and Administrative

General and administrative expenses for the years ended April 30, 2007 and 2006 were as follows:

	April 30, 2007		April 30, 2006		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$2,514,766	44%	$1,994,243	43%	$520,523	26%

General and administrative expenses for the year ended April 30, 2007 were $2,514,766 compared to $1,994,243 for the year ended April 30, 2006.

The increase of $520,523 in general and administrative expenses year over year related to the hiring of additional personnel and non-cash stock based compensation. The year over year increase in stock based compensation was $197,656, and the year over year increase in wages and commissions was $369,063, while consulting fees decreased by $181,418 from the previous year.

Interest and Other Income

Interest income for the year ended April 30, 2007 was $55,083 compared to $19,590 for the same respective period in 2006.  The increase relates to higher average cash balances and higher rates of interest earned on cash deposits.  Interest expense for the year ended April 30, 2007 was $326,278 compared to $64,139 for the same respective period in 2006.  Interest expense during fiscal 2007 includes both a cash interest component of $144,255 and a non-cash component of $182,023 relating to the accretion of the discount on the convertible debenture.  Loss on extinguishment of convertible debenture for the year ended April 30, 2007 was $289,252 compared to $nil for the year ended April 30, 2006.  The loss on extinguishment of convertible debenture is related to the convertible debenture financing of November 30, 2006 and is comprised of the difference between the fair value of the new warrants provided to an existing investor for cancellation of that investor’s original warrants and the fair value of original warrants immediately prior to cancellation in the amount of $217,216. The remaining $72,036 of the loss relates to the difference between the fair value of the new convertible debenture and the carrying value of the original debt at the date of extinguishment.

Liquidity and Capital Resources

As of April 30, 2007, we had $1,680,220 in cash compared to $2,369,021 at April 30, 2006, representing a decrease of $688,801.  Our working capital was $1,897,581 at April 30, 2007 compared to $1,975,881 at April 30, 2006, representing a decrease of $78,300.

Operating Activities

Our operating activities resulted in a net cash outflow of $2,331,891 for the year ended April 30, 2007.  This compares with a net cash outflow of $570,291 for the same period last year and represents a $1,761,600 increase in cash outflows from operations compared to the same period last year.  The net cash outflow from operating activities for the year ended April 30, 2007 was primarily a result of a net loss of $3,364,651 and an increase in accounts receivable of $1,447,085.  The increase in accounts receivable is attributable to growing sales and the use of extended payment terms with certain of our customers.  The net cash outflow was offset by an increase in accounts payable and accrued liabilities of $559,494 and adjustments for non-cash expenses including $880,109 for stock-based compensation, $292,974 for unearned revenue, $289,252 for loss on extinguishment of convertible debenture and $273,156 for depreciation and amortization.

The net cash outflow from operating activities for the year ended April 30, 2006 of $570,291 was primarily a result of a net loss of $1,471,564 partially offset by an increase in accounts payable and accrued liabilities of $450,954 and adjustments for non-cash expenses including $399,881 for stock-based compensation and $245,582 for depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $331,070 for the year ended April 30, 2007 primarily from purchases of equipment and deposits.  This compares with a net cash outflow from investing activities of $280,032 for the same period last year which was primarily for purchases of equipment.  At April 30, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $2,000,442 for the year ended April 30, 2007 compared to a net cash inflow of $2,008,799 for the same period last year.  During the year ended April 30, 2007, we issued 25,521 common shares at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

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

On June 18, 2007, we announced the acquisition of NewHeights Software Corp. in which we agreed to issue 40,250,000 shares of common stock for all of the shares of NewHeights.  As part of the transaction, our convertible debenture holders subscribed for $2,000,000 of common stock at $0.40 per share, conditional on the closing of the acquisitions.  In addition, Wesley Clover Corporation, a principle investor in NewHeights, has agreed to subscribe for $3,500,000 of common stock at $0.40 per share, payable in three instalments over a seven month period from the close of the acquisition.  The acquisition is expected to close in August 2007.

We believe that our current working capital and anticipated proceeds from the investments as part of the NewHeights transaction and our cash flows, in combination with the working capital and cash flows of NewHeights, will be sufficient to fund our combined operations for the next eighteen months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

We intend to seek additional funding through public or private financings, but our business and shareholders’ investment are at risk if we are unable to obtain additional financing on acceptable terms or at all which raise substantial doubt on our ability to continue as a going concern.

Long Term Obligations

As at April 30, 2007, the company had $4 million of convertible debentures outstanding, convertible at $0.40 per share of common stock.  The debentures mature on November 30, 2008.  On June 18, 2007 we announced that concurrent with the acquisition of NewHeights Software Corp., the convertible debenture holders have agreed to convert their existing convertible debentures in the amount of $4,000,000 to 10,000,000 shares of common stock.

On July 10, 2006, we entered into a lease for office premises which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $70,413 was made.  On June 7, 2007, we entered into an agreement for investor relations consulting services which commenced on June 7, 2007 and expires on December 7, 2007.  On February 8, 2007, we entered into an agreement for public relations consulting services which commenced on February 2007 and expires on January 31, 2008.

Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 is as follows:

	Office Lease	Investor Relations	Public Relations
2008	$453,454	$54,000	$32,260
2009	475,529	–	–
2010	475,529	–	–
2011	487,148	–	–
2012	202,978	–	–
	$2,094,638	$54,000	$32,260

We have entered into an employment agreement with an officer in which we are committed to pay severance totalling up to $806,490 as a result of certain events including a change in control of our company or change of duty of the officer followed by the resignation of the officer.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  Our company is currently evaluating the impact of the provisions of SFAS No. 155.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. Our company is currently evaluating the impact FIN 48 will have on our company’s consolidated balance sheet and statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Our company is currently evaluating the impact of the provisions of FAS 157.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration payment arrangement, whether issues as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2006. We are currently evaluation the impact, if any, the pronouncement will have on our financial results.

Item 7.

Financial Statements.

COUNTERPATH SOLUTIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of CounterPath Solutions, Inc. (the “Company”) as of April 30, 2007, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (capital deficit) for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Solutions, Inc. at April 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $5,872,151 at April 30, 2007 and incurred a net loss for the year then ended of $3,364,651. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

July 20, 2007

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

CounterPath Solutions, Inc.

(formerly Xten Networks, Inc.)

We have audited the accompanying consolidated balance sheet of CounterPath Solutions, Inc. (formerly Xten Networks, Inc.) and subsidiaries as of April 30, 2006 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the year ended April 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Solutions, Inc. (formerly Xten Networks, Inc.) and subsidiaries as of April 30, 2006 and the results of their operations and their cash flows for the year ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated balance sheet as of April 30, 2006, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the year ended April 30, 2006 have been restated.

Vancouver, Canada	“Amisano Hanson”
July 7, 2006, except as to Note 11 which is as of June 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

COUNTERPATH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

 (Stated in U.S. Dollars)

	April 30, 2007	April 30, 2006 (Restated)
Assets
Current assets:
Cash	$1,680,220	$2,369,021
Accounts receivable (net of allowance for doubtful accounts of $56,817 and $17,281, respectively)	1,924,899	477,814
Prepaid expenses and deposits	129,534	104,927
Total current assets	3,734,653	2,951,762

Deposits – Note 8	74,613	–
Equipment - Note 3	276,599	300,077
Other assets	25,716	8,165
Total Assets	$4,111,581	$3,260,004

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,314,083	$754,589
Due to related parties – Note 10	25,417	34,929
Unearned revenue – Note 2	408,188	115,214
Customer deposits	5,615	138
Warranty payable	83,769	71,011
Total current liabilities	1,837,072	975,881

Convertible debentures – Note 4	3,369,230	1,887,582
Total liabilities	5,206,302	2,863,463

Stockholders’ equity (capital deficit):
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500 Issued and outstanding:
April 30, 2007 – 37,940,983; April 30, 2006 – 37,915,462	37,941	37,915
Additional paid-in capital	4,820,069	2,940,405
Accumulated deficit	(5,872,151)	(2,507,500)
Accumulated other comprehensive loss – currency translation adjustment	(80,580)	(74,279)
Total stockholders’ equity (capital deficit)	(1,094,721)	396,541
Liabilities and Stockholders’ Equity (Capital Deficit)	$4,111,581	$3,260,004

Going concern (Note 2) Change in accounting policy (Note 2(b)) Commitments and Contingent Liability (Note 8 and 9) Restatement of 2006 (Note 11) Subsequent events (Note 12)

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

 (Stated in U.S. Dollars)

	Year Ended April 30,
	2007	2006 (Restated)

Revenue – Note 7:
Software	$4,099,369	$3,549,997
Service	1,625,572	1,069,182
Total revenue	5,724,941	4,619,179
Cost of revenue:
Software	910,376	403,896
Service	684,195	315,848
Total cost of revenue	1,594,571	719,744
Gross profit	4,130,370	3,899,435
Operating expenses:
Sales and marketing	1,682,685	802,502
Research and development	2,727,914	2,528,804
General and administrative	2,514,766	1,994,243
Total operating expenses	6,925,365	5,325,549
Loss from operations	(2,794,995)	(1,426,114)
Interest and other income (expense), net
Interest income	55,083	19,590
Interest expense - Notes 4 & 10	(326,278)	(64,139)
Loss on extinguishment of convertible debenture - Note 4	(289,252)	–
Loss on sale of assets	(9,209)	(901)
Net loss	$(3,364,651)	$(1,471,564)
Other comprehensive loss:
Foreign currency translation adjustments	(6,301)	(34,361)
Comprehensive loss	$(3,370,952)	$(1,505,925)
Net loss per share:
Basic and diluted	$(0.09)	$(0.04)
Weighted average common shares outstanding:	37,937,317	37,915,462

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in U.S. Dollars)

	Year Ended April 30,
	2007	2006 (Restated)
Cash flows from operating activities:
Net loss for the period	$(3,364,651)	$(1,471,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,156	245,582
Stock-based compensation -Note 5	880,109	399,881
Accretion of convertible debenture discount - Note 4	182,023	24,951
Loss on extinguishment of convertible debenture - Note 4	289,252	–
Loss on sale of assets	9,209	901
Changes in assets and liabilities:
Accounts receivable	(1,447,085)	(130,651)
Prepaid expenses and deposits	(24,607)	(63,214)
Accounts payable and accrued liabilities	559,494	450,954
Unearned revenue	292,974	48,814
Customer deposits	5,477	(87,862)
Warranty payable	12,758	12,617
Net cash used in operating activities	(2,331,891)	(570,291)

Cash flows from investing activities:
Purchase of equipment	(270,440)	(280,157)
Disposal of equipment	31,534	–
Deposits	(74,613)	125
Increase in other assets	(17,551)	–
Net cash used in investing activities	(331,070)	(280,032)

Cash flows from financing activities:
Common stock issued	9,954	–
Convertible debenture issued (Note 4)	2,000,000	2,000,000
Increase (decrease) in due to related parties	(9,512)	8,799
Net cash provided by financing activities	2,000,442	2,008,799

Foreign currency translation effect on cash	(26,282)	(34,361)

Increase/(Decrease) in cash during the year	(688,801)	1,124,115

Cash, beginning of the period	2,369,021	1,244,906
Cash, end of the period	$1,680,220	$2,369,021

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$144,255	$33,333
Taxes	-	-
Non-cash financing activities
Allocation of convertible debt to warrants and beneficial conversion feature (Note 4)	$772,410	$137,369

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

for the Years Ended April 30, 2007 and 2006

(Stated in U.S. Dollars)

					Accumulated
	Number		Additional		Other
	Of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2005	37,915,462	$37,915	$2,403,855	$(1,035,936)	$(39,918)	$1,365,916
Stock based compensation – Note 5	-	-	399,181	-	-	399,181
Discount on convertible debenture – Note 4	-	-	137,369	-	-	137,369
Net loss for the year	-	-	-	(1,471,564)	-	(1,471,564)
Foreign currency translation adjustment	-	-	-	-	(34,361)	(34,361))
Balance, May 1, 2006	37,915,462	37,915	2,940,405	(2,507,500)	(74,279)	396,541
Shares issued for cash:
Exercise of stock options - at $0.39	25,521	26	9,928	-	-	9,954
Stock-based compensation - Note 5	-	-	880,109	-	-	880,109
Discount on convertible debenture – share purchase warrants - Note 4	-	-	553,421	-	-	553,421
Discount on convertible debenture – beneficial conversion feature - Note 4	-	-	436,206	-	-	436,206
Net loss for the year	-	-	-	(3,364,651)	-	(3,364,651)
Foreign currency translation adjustment	-	-	-	-	(6,301)	(6,301)

Balance, April 30, 2007	37,940,983	$37,941	$4,820,069	$(5,872,151)	$(80,580)	$(1,094,721)

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 1

Nature of Operations

CounterPath Solutions, Inc. was incorporated in the State of Nevada on April 18, 2003.  The Company’s common shares are quoted for trading on the NASD Over-The-Counter Bulletin Board in the United States of America.  On June 18, 2007, the Company entered into a definitive agreement with NewHeights Software Corporation to acquire all of the shares of NewHeights Software Corporation through the issuance of 40,250,000 shares of the Company’s common stock (see – Note 12(a)).  The transaction is expected to close in August 2007.

The Company provides Voice over Internet Protocol software and related services to customers in North America, South America, Europe, Asia and other areas of the world including Australia, New Zealand and Africa.

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sufficient revenue from operations to cover its operating costs. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2007, the Company has not yet achieved profitable operations, has a net loss for the year ending April 30, 2007 of $3,364,651 and has generated an accumulated deficit of $5,872,151 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2008 and beyond.  This plan includes new equity financing in amounts sufficient to sustain operations, increase revenues from operations and the planned acquisition of NewHeights Software Corporation (see – Note 12(a)). These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)

Significant Accounting Policies

Revenue Recognition:

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.  In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•

Persuasive evidence of an arrangement. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of persuasive evidence of an arrangement.

•

Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no postdelivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•

Fees are fixed or determinable. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If offered payment terms exceed the Company’s normal terms, the Company recognizes revenue as the amounts become due and payable or upon the receipt of cash when extended payment terms beyond 180 days are offered.

•

Collection is deemed probable. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

A substantial amount of the Company’s sales involve multiple element arrangements, such as products, support, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents support services. Revenue is allocated to each of the undelivered elements based on its respective fair value.

Service revenue includes sales of support and other services, including professional services, training, and reimbursable travel.  Support services include telephone support, e-mail support and unspecified rights to product updates and upgrades, and are recognized ratably over the term of the service period, which is generally 12 months. Support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met.  Professional services and training revenue is recognized as the related service has been performed.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)

Significant Accounting Policies – (cont’d)

Stock-Based Compensation – Change in Accounting Policy:

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

The adoption of SFAS 123R had a significant impact on the consolidated statement of operations, although it had no material impact on the Company’s overall financial position. During the year ended April 30, 2007 and April 30, 2006 the Company recognized $805,985 and $189,911 respectively, related to director and employee stock-based compensation. The amounts classified in the Company’s consolidated statements of operations are as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006 (Restated)
Cost of revenue	$57,735	$15,084
Sales and marketing	50,956	16,885
Research and development	262,776	84,127
General and administrative	434,518	73,815
Total stock-based compensation	$805,985	$189,911

Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Any stock-based compensation for employees is recognized on a straight-line basis over the vesting period of the individual options. For options such that the exercise price of a fixed   stock option award to an employee is modified, the award is accounted for as variable from the date of modification to the date the award is exercised, is forfeited, or expires unexercised.  If the Company had continued to account for stock-based compensation in accordance with APB Opinion No. 25 and related interpretations, the loss for the year ended April 30, 2007 would have been $447,823 ($0.01 per share) lower than the amounts the Company recognized in accordance with Statement 123R.

Stock options granted to non-employees were accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)

Significant Accounting Policies – (cont’d)

Stock-Based Compensation – Change in Accounting Policy – (cont’d)

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

April 30, 2006 (Restated)
Net loss for the year, as reported	$(1,471,564)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects – Note 11	189,911
Deduct: Total stock based employee compensation expense	(736,186)

Pro forma net loss for the year	$(2,017,839)

Pro forma basic and diluted loss per share	$(0.05)

The fair value of the share purchase options outstanding at April 30, 2007 and 2006 was determined using the Company’s historical stock prices and the Black-Scholes option pricing model with the following assumptions:

	April 30, 2007	April 30, 2006 (Restated)
Risk free rate	4.85%	4.24%
Dividend yield	0%	0%
Weighted average expected volatility	83.2%	73.1%
Weighted average expected option life	5.8 yrs	9.5 yrs

Weighted average grant date fair value	$0.35	$0.34

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)

Significant Accounting Policies – (cont’d)

Equipment and Amortization:

Equipment is recorded at cost.  Amortization is provided for using the straight-line method as follows:

Computer hardware	Two years
Computer software	Two years
Leasehold improvements	Shorter of lease term or estimated economic life
Office furniture	Five years
Website	Three years

Research and Development:

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Management has determined that technological feasibility is established at the time a working model of software is completed. Because management believes that the current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Website development costs:

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

Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Training costs are not internal-use software development costs and, if incurred during this stage, are expensed as incurred.

These capitalized costs are amortized based on their estimated useful life over three years. Payroll and other related costs are not capitalized, as the amounts principally relate to maintenance.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)

Significant Accounting Policies – (cont’d)

Impairment of Long-Lived Assets:

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $56,817 at April 30, 2007 (2006 - $17,218). Bad debt expense for the year ended April 30, 2007 was $42,637 (2006 - $12,831).

The Company evaluates, on a periodic basis, the collectibility of its account receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific bad debt provision to reduce the customer’s related accounts.

Foreign Currency Translation:

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy– (cont’d)

b)

Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Estimated liabilities for warranty exposures, which relate to normal product warranties and a one year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2007 and 2006 were as follows:

	Year ended April 30, 2007	Year ended April 30, 2006
Balance, beginning of year	$71,011	$58,394
Provision	12,758	12,617
Settlements	–	–
Balance, end of year	$83,769	$71,011

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets.  Once granted, trademark costs will be amortized over their useful lives.

Financial Instruments:

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, due to related parties, customer deposits and warranty payable approximate fair value due to the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes:

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

Comprehensive Loss:

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of foreign currency translation adjustments.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

c)

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 2

Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

c)

New Accounting Pronouncements – (cont’d)

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration payment arrangement, whether issues as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2006. We are currently evaluation the impact, if any, the pronouncement will have on our financial results.

d)

Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3

Equipment

		April, 30 2007
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$257,192	$218,346	$38,846
Computer software	522,201	336,944	185,257
Leasehold improvements	47,088	42,176	4,912
Office furniture	68,134	28,600	39,534
Websites	28,343	20,293	8,050

	$922,958	$646,359	$276,599

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 3

Equipment – (cont’d)

		April 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$221,083	$144,765	$76,318
Computer software	304,463	184,429	120,034
Leasehold improvements	38,089	22,426	15,663
Office furniture	93,345	22,204	71,141
Websites	27,072	10,151	16,921

	$684,052	$383,975	$300,077

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

The amount raised from the issuance of the 2005 convertible debenture was allocated between the convertible debenture and the share purchase warrants on the basis of their relative fair values.   The Company used the Black Scholes option pricing model to determine the fair value of the warrants. At the date of issuance of the debenture, the Company allocated $1,862,631 to the convertible debenture and $137,369 to the share purchase warrants. The Company used the Black-Scholes option pricing model to determine the fair value of the share purchase warrants using the Company’s historical prices and the following assumptions (i) risk-free interest rate of 4.54%, (ii) expected volatility of 73.73%, (iii) expected life of 2 years, and (iv) a dividend yield of Nil.   The amount allocated to the share purchase warrants represents a discount on the debt financing which was being accreted to income over the term of the debt using the effective interest rate method.

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

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 4

Convertible Debenture – (cont’d)

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

As a result, the difference between the fair value of the new convertible debenture and the carrying value of the original debt was recorded as a loss on extinguishment of convertible debt of $72,036 in the Consolidated Statement of Operations and a corresponding entry to the debt discount.  In consideration for the holder’s agreement to extend the maturity date of the original convertible debt from November 21, 2007 to November 30, 2008, the Company cancelled the original 2,500,000 warrants issued in connection with the December 2005 convertible debenture and replaced them with 2,500,000 warrants with a term of 3 years. The difference between the fair value of the new warrants and the fair value of the original warrants immediately prior to cancellation, in the amount of $217,216, was determined to be part of the consideration given for the reacquisition on the debt extinguishment date and was recorded as an additional loss on extinguishment.

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

The convertible debenture and debt discount are summarized as follows:

	Face Amount	Discount	Carrying Value

Convertible debenture at December 13, 2005	$2,000,000	$137,369	$1,862,631
Accretion of debt discount	-	(24,951)	24,951
Convertible debenture at April 30, 2006	$2,000,000	$112,418	$1,887,582
Accretion of debt discount to November 2006	–	(40,382)	40,382
Balance before extinguishment	2,000,000	72,036	1,927,964
Extinguishment of original debenture	(2,000,000)	(72,036)	(1,927,964)
Issuance of convertible debenture	4,000,000	772,410	3,227,590
Accretion of debt discount	–	(141,640)	141,640
Convertible debenture at April 30, 2007	$4,000,000	$630,770	$3,369,230

During the year ended April 30, 2007, the Company recorded an accretion expense of $182,022 (2006 – $24,951)

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 5

Common Stock

During the year ended April 30, 2007, the Company issued 25,521 shares of common stock at $0.39 per share for cash proceeds of $9,954 pursuant to the exercise of stock purchase options.

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant.  The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.  The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors under the stock option plan is 16,000,000.

As discussed in note 2(b) the Company adopted SFAS No. 123R starting in its fiscal first quarter of 2007, which began on May 1, 2006. Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest.  Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment.  For non-employees, the expected term of the options approximates the full term of the options.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2007 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair value of options granted during the year ended April 30, 2007 and 2006 were $0.35 and $0.35 respectively.  The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended April 30, 2007	Year Ended April 30, 2006 (Restated)
Risk-free interest rate	4.85%	4.24%
Expected volatility	83.2%	73.1%
Expected term	5.8 yrs	9.5 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.35	$0.35

The following is a summary of the status of the Company’s stock options as of April 30, 2007 and the stock option activity during the year ended April 30, 2007:

	Number of Options	Weighted-average Exercise Price per Share
Outstanding at April 30, 2005	2,870,000	$1.34
Granted	14,995,992	$0.48
Cancelled	(6,720,992)	$0.91
Outstanding at April 30, 2006	11,145,000	$0.45
Granted	3,678,100	$0.49
Forfeited	(1,010,000)	$0.39
Cancelled	(319,479)	$0.39
Exercised	(25,521)	$0.39
Outstanding at April 30, 2007	13,468,100	$0.46

Exercisable at April 30, 2006	1,919,861	$0.61
Exercisable at April 30, 2007	4,664,437	$0.54

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of April 30, 2007.

Exercise Price	Number of Options Outstanding	Aggregate Intrinsic Value Closing Price	Expiry Date	Number of Options Exercisable	Aggregate Intrinsic Value Closing Price
$0.30	255,000	$10,200	August 1, 2016	42,500	$1,700
$0.38	640,000	–	October 1, 2011	80,000	–
$0.39	8,840,000	–	Sept. 7, 2010 to February 1, 2016	3,286,434	–
$0.43	1,200,000	–	September 7, 2016	175,000	–
$0.56	250,000	–	February 20, 2016	72,917	–
$0.59	300,000	–	July 26, 2016	56,250	–
$0.61	983,100	–	May 23, 2016	225,294	–
$0.67	275,000	–	June 13, 2010 to July 11, 2016	112,500	–
$0.68	100,000	–	April 10, 2016	25,000	–
$0.75	50,000	–	March 3, 2016	13,542	–
$1.07	150,000	–	March 29, 2010	150,000	–
$1.17	175,000	–	February 22, 2010	175,000	–
$1.58	150,000	–	October 24, 2009	150,000	–
$1.87	100,000	–	July 21, 2009	100,000	–
April 30, 2007	13,468,100	$10,200		4,664,437	$1,700
April 30, 2006	11,145,000	$2,543,750		1,919,861	$362,465

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.34 per share as of April 30, 2007 (2006 – $0.64), which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options vested and exercisable as of April 30, 2007 was approximately 42,500 (2006 – 1,449,861).  As of April 30, 2007, approximately 4.7 million outstanding options (2006 – 1.9 million) were vested and exercisable, and the weighted average exercise price was $0.54 (2006 – $0.61). The total intrinsic value of options exercised during the year ended April 30, 2007 was $nil (2006 – $nil). The fair value of options vested was $1,323,055 for the year ended April 30, 2007 (2006 – $488,434)

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 5

Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2007.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at April 30, 2005	2,627,500	$0.07
Granted	14,995,992	$0.33
Vested	(1,677,361)	$0.23
Cancelled	(6,720,992)	$0.23
Non-vested options at April 30, 2006	9,225,139	$0.31
Granted	3,678,100	$0.35
Vested	(3,089,576)	$0.32
Forfeited	(1,010,000)	$0.39
Non-vested options at April 30, 2007	8,803,663	$0.32

As of April 30, 2007, there was $2,334,575 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2007 and 2006 are as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006 (Restated)

Cost of revenue	$56,932	$15,084
Sales and marketing	81,369	16,885
Research and development	261,067	84,127
General and administrative	480,741	283,085
Total stock-based compensation	$880,109	$399,181

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 5

Common Stock – (cont’d)

Warrants

The fair value of stock purchase warrants granted during the year ended April 30, 2007 and 2006 were $0.16 and $0.06 respectively.  The assumptions utilized to determine such values are presented in the following table:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Risk-free interest rate	4.52%	4.54%
Expected volatility	82.02%	73.73%
Expected term	3 yrs	2 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.16	$0.06
Total warrants outstanding	5,000,000	2,500,000

The following is a summary of the status of the Company’s stock purchase warrants as of April 30, 2007 and the stock purchase warrant activity during the year ended April 30, 2007 and 2006:

	Number of Options	Exercise Price per Share
Outstanding at April 30, 2005	–	–
Granted	2,500,000	$0.80
Outstanding at April 30, 2006	2,500,000	$0.80
Granted	5,000,000	$0.80
Cancelled	(2,500,000)	$0.80
Outstanding at April 30, 2007	5,000,000	$0.80

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 6

Income Taxes

Future tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Tax loss carry forwards	$1,294,087	$592,233
Equipment	116,895	21,104
Convertible debentures	(214,462)	–
Valuation allowance established by management	(1,196,520)	(613,337)
Net deferred assets at April 30, 2007	$–	$–

The provision for income taxes differ from the amount calculated using the US federal and state statutory income tax rates as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Benefit from net loss, at US rates	$(1,143,981)	$(500,332)
Foreign loss at other than US rates	(129,485)	(124,130)
Non-deductible expenses	16,350	11,304
Non-deductible stock option compensation	299,237	135,960
Non-deductible loss on extinguishment of debt	98,346	–
Adjustment of valuation allowance	61,888	8,483
Increase (decrease) in valuation allowance	797,645	468,715
Income tax expense for year	$–	$–

The Company’s valuation allowance as at April 30, 2007 was reduced by $214,462 (2006 - $Nil). This reduction resulted from the reversal of the valuation allowance related to the tax effect of the temporary difference created by recognizing the beneficial conversion features of the convertible debentures (Note 4).  In accordance with EITF 05-8 “Income Tax Consequence of Issuing Convertible Debt with a Beneficial Conversion Feature”, such temporary difference should be adjusted to Additional Paid-in Capital and thus excluded from the rate reconciliation.

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 6

Income Taxes – (cont’d)

As at April 30, 2007, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates
United States	$3,806,138	2026 – 2027

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

Note 7

Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2007 and 2006:

	Year Ended April 30, 2007	Year Ended April 30, 2006
North America	$2,391,265	$2,798,651
Europe	2,548,384	832,756
Asia	407,840	114,918
South America	230,408	577,494
Other	147,044	295,361
	$5,724,941	$4,619,179

Contained within the results for North America are revenues from the United States of $2,007,960 and $2,247,260 for the years ended April 30, 2007 and 2006, respectively. Contained within the results of Europe are revenues from the United Kingdom of $1,340,592 and $399,781 for the years ended April 30, 2007 and 2006, respectively.

All of the Company’s long-lived assets are located in Canada.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 7

Segmented Information – (cont’d)

Revenue from significant customers for the year ended April 30, 2007 and 2006 is summarized as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Customer A	22%	- %
Customer B	8%	14%
	30%	14%

Accounts receivable balances for Customer A, were $371,485 as at April 30, 2007 and $Nil as at April 30, 2006.  Accounts receivable balances for Customer B, were $341,927 as at April 30, 2007 and $100,000 as at April 30, 2006.

Note 8

Commitments

a)

On July 10, 2006, the Company entered into a lease for office premises which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $70,413 was made.  On June 7, 2007, the Company entered into an agreement for investor relations consulting services which commenced on June 7, 2007 and expires on December 7, 2007.  On February 8, 2007, the Company entered into an agreement for public relations consulting services which commenced on February 2007 and expires on January 31, 2008.  Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 is as follows:

	Office Lease	Investor Relations	Public Relations
2008	$453,454	$54,000	$32,260
2009	475,529	–	–
2010	475,529	–	–
2011	487,148	–	–
2012	202,978	–	–
	$2,094,638	$54,000	$32,260

b)

The Company has entered an employment agreement with an officer of the Company in which the Company is committed to pay severance totalling up to $806,490 if certain events occur including a change in control of the Company or change of duty of the officer followed by the resignation of the officer.

Note 9

Contingent Liability

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters.  Management of the Company believes that the claim is without foundation or merit. Any loss as a result of this claim will be recorded in the period the loss is probable and measurable.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 10

Related Party Transactions

During the years ended April 30, 2007 and 2006, the Company incurred the following expenses to a company with a director in common with the Company and to a company controlled by the spouse of a significant shareholder of the Company:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Interest on convertible debenture	$122,361	$38,333
Rent	–	18,777

	$122,361	$57,110

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to these related parties at April 30, 2007 and April 30, 2006 are unsecured, non-interest bearing and have no stated terms of repayment.

Note 11

Restatement of 2006 Consolidated Financial Statements

On May 15, 2007, the Company announced that following a review by the Securities and Exchange Commission of its stock option accounting practices, the Company would restate its historical financial statements for fiscal year ended April 30, 2006. The restatement issue relates to the correction of the accounting for stock options cancelled and re-issued in October 2005 requiring variable accounting under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, whereby the intrinsic value of employee options is marked to market until the options are exercised, expired or forfeited.

The result of the restatement includes the following:

a)

The Company has used variable accounting for all the stock option grants to employees and directors that were cancelled and were reissued at a reduced exercise price during the year ended April 30, 2006.

b)

The cumulative effect of the restatement on the income statement was an increase in net loss of $189,911, or $0.01 per basic and diluted share, for the year ended April 30, 2006, and an increase in additional paid in capital and deficit of $189,911 as of April 30, 2006.

c)

There was no impact to the statement of cash flows.

d)

The grants to directors and employees that were subject to variable accounting were 5,527,659 stock options.

Beginning May 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-based Compensation” and ceased using variable accounting.

COUNTERPATH SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Note 12

Subsequent Events

a)

On June 18, 2007 the Company announced that it had entered into a definitive agreement with NewHeights Software Corporation (“NewHeights”) to acquire all of the shares of NewHeights through the issuance of 40,250,000 shares of the Company’s common stock.  NewHeights shareholders who are Canadian residents may, in lieu of receiving shares of CounterPath common stock, elect to receive shares exchangeable into the Company’s shares issued from a wholly-owned Canadian subsidiary of the Company.  Wesley Clover Corporation has irrevocably committed an investment of $3.5 million to be invested over a seven month period for 8,750,000 shares of common stock. Upon closing, the Company’s convertible debenture holders have agreed to convert their existing debentures in the amount of $4 million for 10 million shares of common stock as per the terms of the convertible debenture agreement.  In addition, the convertible debenture holders have subscribed for 5 million shares of common stock at $0.40 per share for a total investment of $2 million.  The closing of the transaction contemplated by the definitive agreement is subject to various conditions, including approval of NewHeights’ securityholders, court approval, and other customary closing conditions.  The transaction is expected to close in August 2007.

b)

On June 14, 2007, the board of directors unanimously ratified and approved the amendment to the Company’s Articles to create 100,000,000 preferred shares in the capital of the Company.  Subsequent to our board of directors’ approval of the amendment, the holders of the majority of the outstanding shares of the Company gave us their written consent to the amendment to the Company’s Articles on June 20, 2007. Therefore, following the expiration of the 20 day period mandated by Rule 14c and the provisions of Chapter 78 of the Nevada Revised Statutes, the Company will file Articles of Amendment to amend the Company’s Articles to give effect to the amendment.

c)

On May 1, 2007, the Company granted 575,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.34 per share.  These options expire on May 1, 2012.  These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month thereafter.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 3, 2006, our board of directors approved the appointment of BDO Dunwoody LLP as our independent accountants to audit our financial statements and dismissed Amisano Hanson, Chartered Accountants, as our independent accountants.

During our most recent fiscal year, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Amisano Hanson, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Amisano Hanson, Chartered Accountants, for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our restated financial statements for the year ended April 30, 2006 contained an explanatory paragraph in respect to the fact that our consolidated financial statements for the year ended April 30, 2006 had been restated. The decision to change independent accountants was based on the determination by our board of directors that such a step was appropriate given the growth of our company and the related growth in our demands, and that such expertise required can be provided by a national accounting firm.

We have engaged the firm of BDO Dunwoody LLP, as of November 3, 2006. During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, BDO Dunwoody LLP was not consulted on any matter relating to application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.

Controls and Procedures.

Restatements

Our company has effected a restatement of its financial results for the year ended April 30, 2006.

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

A  material  weakness  is  a  control deficiency (within the meaning of the Public  Company  Accounting  Oversight Board Auditing Standard No. 2) or combination  of  control  deficiencies  that  results  in  more  than  a  remote likelihood  that  a  material  misstatement  of  the annual or interim financial statements will not be prevented or detected.  We have identified the following material weakness which has caused us to conclude that, as of April 30, 2006, our disclosure  controls  and  procedures  were  not  effective  at  the  reasonable assurance  level.

     On May 15, 2007, we announced that following a review by the SEC of our stock option accounting practices, we would restate our historical financial statements in our annual report for the period ended April 30, 2006 as disclosed in our Form 10-KSB filed on July 31, 2006.  The restatement relates to the correction of the accounting for stock options cancelled and re-issued in October 2005 requiring variable accounting under FASB Interpretation No. 44, (“FIN 44”) whereby the intrinsic value of employee options is marked to market until the options are exercised, expired or forfeited. Our conclusion to restate the above period resulted  in  our company recognizing that our disclosure controls and procedures were  not  effective  as  of  the  period  ended April 30, 2006 and constituted a material  weakness.

To  address  this  material  weakness, we performed additional analyses and other  procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and  cash  flows  for  the  periods  presented.

To  remediate  the  material  weakness  in  our  disclosure  controls  and procedures  identified  above,  in  addition  to  working  with  our independent auditors,  we have continued to refine our internal procedures to alleviate this weakness and have added human resources with experience in stock-based compensation and generally accepted accounting principles and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this annual report.  This evaluation did not consider the remedial actions discussed above.  Furthermore we ceased to apply variable accounting under FIN 444 upon the adoption of FAS 123R on May 1, 2006 therefore the material weakness in our disclosure controls and procedures in fiscal 2006 had no impact on our fiscal 2007 evaluation. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  As of July 19, 2007, our directors, executive officers and significant employees, as well as their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk Vancouver, British Columbia, Canada	Chief Executive Officer, Chairman and Director	48	April 27, 2004
Chris Cooper Tsawwassen, British Columbia, Canada	Director	38	August 17, 2005
Larry Timlick West Vancouver, British Columbia Canada	Director	50	June 17, 2005
Donovan Jones White Rock, British Columbia, Canada	President and Chief Operating Officer Director	38	April 24, 2006 June 1, 2007
Jason Fischl San Francisco, California, United States	Chief Technical Officer	38	August 29, 2005
David Karp West Vancouver, British Columbia Canada	Chief Financial Officer, Treasurer and Secretary	42	September 7, 2006

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Mark Bruk, Chairman, Chief Executive Officer and Director

Mr. Bruk is a founder of our company and has been our Chief Executive Officer since October 2002.  Mr. Bruk has been involved primarily in software development over the past 20 years.  Prior to our company he was the founder and Chief Executive Officer of eduverse.com where he had overall control of the company's development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Proctor and Gamble Manufacturing (Thailand) Co., Ltd. Prior to founding eduverse.com,

Mr. Bruk served as Vice President of applications and subsequently Vice President of Research & Development for InMedia Presentations, Inc., a multimedia software company (InMedia). Under Mr. Bruk's initiative and management, InMedia developed the world's first web-based 100% pure HTML slide show player and also the world's first 100% pure Java slide show player. InMedia's software was bundled with digital cameras manufactured by Casio, Nikon, Olympus and Kodak.

Chris Cooper, Director

Mr. Cooper has nine years of experience in management and finance in the oil and gas industry. Over the past nine years Mr. Cooper has successfully raised funds primarily through brokered and non-brokered equity issues as well as debt financing.  Since April 2003, Mr. Cooper has been the President, Chief Executive Officer and founder of Northern Sun Exploration Company Inc., a junior oil and gas producer with over 500 boepd (barrels of oil equivalent per day).  In 2000, Mr. Cooper co-founded Choice Resources Corp., an intermediate oil and gas producer where he acts as a director. He is a co-founder and member of the board of directors of Watch Resources Ltd., a public gas producer in a joint venture with the Fishing Lake Métis Settlement in northern Alberta, as well as a co-founder and current board member of Banks Energy Inc., a public oil and gas producer in a joint venture with the Poundmaker Cree First Nation of Saskatchewan. He is a former member of the board of directors of Pan-Global Energy, a public oil and gas producer in a joint venture partnership with the Onion Lake First Nation of Saskatchewan. He acted as the Chief Financial Officer and treasurer for Velvet Exploration Ltd. in its start-up phase, and assisted it in raising early stage financing. Mr. Cooper also sits on the board of directors of Healthscreen Solutions Incorporated, a provider of electronic health records software and connectivity solutions that promote efficiency, lower practice costs and improve patient care. Mr. Cooper received his B.A. from Hofstra University and his Masters of Business Administration from Dowling College, both in New York State.

Larry Timlick, Director

Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 23 years of technical sales and management experience and has been a director of our company since June 2005.  Mr. Timlick has been Vice President of Corporate Planning since November 2006 for the Kingsway Group of Companies, a corporate vehicle for real estate investments.  Mr. Timlick acted as interim President of our company between June 2005 and September 2005.  Between 1991 and 2004, Mr. Timlick was with Cisco Systems Canada.  While with Cisco Systems Canada, Mr. Timlick was responsible for developing a sales region for TELUS, a major telecommunications carrier in Canada, which was named Region of the Year, Americas International in FY 2004.  Mr. Timlick gained many accomplishments with Cisco Systems including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002.  As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg.  Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products.  Mr. Timlick is also a director of Stage Capital Corp, a publicly traded investment vehicle.

Donovan Jones, President and Chief Operating Officer and Director

Mr. Jones has been our President and Chief Operating Officer since April 2006 and was our Vice President of Sales between May 2005 and April 2006.  Mr. Jones leads global Sales, Marketing, Development and Operations activities and is responsible for strategic and financial initiatives to drive our overall growth.  Prior to this, Mr. Jones was with a boutique investment banking firm, where he was responsible for sourcing and executing transactions for mid-market private companies.  From 1996 to 2004 with TELUS Communications, Canada's second largest Telecommunications company, Mr. Jones held increasingly senior positions in Corporate Development and Client Solutions, which had him involved in planning and executing a series of merger, acquisition and divestiture activities in the telecommunications, application development and data network integration space. Additionally, Mr. Jones was involved the strategic planning process for businesses focused on application and web development, hosting, human resources, supply operations and sales efficiency; Mr. Jones' efforts with TELUS culminated in his position of Director/Chief Operating Officer Marketing with responsibility for a business unit focused on the selling, implementing and management of enterprise voice, data and IP infrastructure.

Previous to this, Mr. Jones has consulted on strategy, process improvement, human resource strategy, and funding for several software and high technology companies.  Mr. Jones holds a Masters in Business Administration from the University of Calgary and an Economics degree from the University of Alberta.

Jason Fischl, Chief Techology Officer

Mr. Fischl has been our Chief Technology Officer since August 2005.  Mr. Fischl leads the expansion of our portfolio of softphones and SDKs; drives the strategic direction for product planning and architecture; and has the responsibility of providing technical and solution leadership to our customers.  Before joining our company, Mr. Fischl provided SIP/VoIP client/server architecture and implementation consulting to various clients between 2004 and 2005.   In 2003, he founded and was the Chief Technology Officer of PurpleComm, Inc., which has operations in Taipei, Beijing, Shanghai, and Santa Clara. PurpleComm, under the brand TelTel, is a SIP service provider offering residential VoIP, presence and Instant Messaging services to users around the world, with a primary focus on the Asian marketplace.  TelTel launched in July 2004 and rapidly grew to over one million subscribers, making it the largest SIP deployment in the world. Prior to joining PurpleComm, he was a founder and Chief Technology Officer of Cathay Networks  which developed a SIP-based IP Centrex system and was acquired by PurpleComm in 2003.  Recently, in June 2007, he was appointed as a co-chair of the Internet Engineering Task Force's (IETF) Basic Level of Interoperability for SIP Services working group.  Mr. Fischl is also one of the founding board members of both SIPfoundry and Vovida.org.  In 2002, he helped found the reSIProcate open source SIP stack project and has been one of its principal contributors.  Mr. Fischl has a Bachelor of Applied Science degree in Systems Design from the University of Waterloo.

David Karp, Chief Financial Officer, Secretary and Treasurer

Mr. Karp has been our Chief Financial Officer since September 2006.  Mr. Karp became our treasurer and corporate secretary on November 3, 2006.  Before joining our company, Mr. Karp was Chief Financial Officer of Chemokine Therapeutics Corp., from May 2004 to August 2006 where he led the company’s initial public offering and listing on the TSX.  From February 2002 to May 2004, Mr. Karp was Chief Financial Officer of Neuro Discovery Inc., a Vancouver based, publicly traded investment Management Company focused on biotechnology investing.  Mr. Karp assisted in raising capital and making private investments in early stage biotechnology companies in addition to having overall responsibility for all treasury, reporting and control functions.  From August 1997 to September 2001, Mr. Karp was Vice President, Investment Banking for BMO Nesbitt Burns in Vancouver.  His experience in raising capital includes raising capital for companies in a variety of industries.  Mr. Karp has also managed a number of merger, acquisition and restructuring assignments for a variety of industries.  Mr. Karp holds a Bachelor of Applied Science degree in Mechanical Engineering from the University of Waterloo and a Masters in Business Administration from the Ivey School of Business at the University of Western Ontario.  He is a Chartered Financial Analyst (CFA) charter holder and a Professional Engineer.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Code of Ethics

Effective July 20, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our officers, contractors, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our Chief Executive Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our corporate secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by an executive officer, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.

It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC as Exhibit 14.1 to our annual report on Form 10-KSB dated April 30, 2004 filed on July 29, 2004.  Our Code of Business Conduct and Ethics is also posted on our website at www.counterpath.com. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: CounterPath Solutions, Inc., Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3, Attention Corporate Secretary.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

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

Nominating Process

 As of July 19, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communication to our President at the address on the cover page of this annual report.

Item 10.

Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the principal executive officer during the fiscal year ended April 30, 2007, (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended April 30, 2007, in addition to the chief executive officer and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) above but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended April 30, 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compen- sation (2) ($)	Total ($)
Mark Bruk (3) Chairman and Chief Executive Officer	2007	158,323	Nil	Nil	88,453	Nil	246,776
Donovan Jones (4) Chief Operating Officer and President	2007	158,323	69,847	Nil	126,603	Nil	354,773
Jason Fischl (5) Chief Technology Officer	2007	158,340	Nil	Nil	97,403	Nil	255,743

(1)

A description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended April 30, 2007 is provided in Note 5 to the financial statements attached to this Annual Report.

(2)

The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.

(3)

Mr. Bruk was appointed Chairman and Chief Executive Officer on April 27, 2004.

(4)

Mr. Jones was appointed as our Chief Operating Officer and President effective April 24, 2006.

(5)

Mr. Fischl was appointed as our Chief Technology Officer on August 29, 2005.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each Named Executive Officer as of April 30, 2007.  The Named Executive Officers did not exercise any options during the fiscal year ended April 30, 2007:

Name	Number of Securities Underlying unexercised Options (#)(1)	Number of Securities Underlying unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Mark Bruk Chairman and Chief Executive Officer	529,688(2)	1,165,312(2)	—	$0.39	January 10, 2011
Donovan Jones Chief Operating Officer and President	187,500(3) 150,000(4) 36,563(5) 155,375(6)	312,500(3) 250,000(4) 80,437(5) 522,625(6)	— — — —	$0.39 $0.39 $0.39 $0.61	October 10, 2015 October 10, 2015 January 10, 2016 May 23, 2016
Jason Fischl Chief Technology Officer	450,000(7) 48,750(8) 46,610(9)	750,000(7) 107,250(8) 156,790(9)	— — —	$0.39 $0.39 $0.61	October 10, 2015 January 10, 2016 May 23, 2016

(1)

Unless otherwise noted, the options vest at a rate of 12.5% six months from the date of grant and 1/42nd each month thereafter and expire ten years from the date of grant. The vesting of options granted to Named Executive Officers may accelerate under specified conditions, as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(2)

Consists of 1,695,000 stock options issued to Mr. Bruk on January 10, 2006 which entitle Mr. Bruk to purchase common shares at an exercise price of $0.39 per share until January 10, 2011.  The 1,695,000 stock options vest as follows: 25% on January 10, 2007 and 1/36th each month from February 10, 2007 on the balance thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below.

(3)

The 500,000 stock options issued to Mr. Jones on June 1, 2005 which entitled Mr. Jones to purchase our common shares at an exercise price of $0.72 per share until June 1, 2010 were repriced on October 10, 2005.  Following the repricing and amendments to the vesting and duration provisions, the 500,000 stock options entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 10, 2015, and are subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below.

(4)

The 400,000 stock options were issued to Mr. Jones on October 10, 2005 and entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 10, 2015  and are subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below.

(5)

The 117,000 stock options were issued to Mr. Jones on January 10, 2006 and entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until January 10, 2016 and are subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below.

(6)

The 678,000 stock options were issued to Mr. Jones on May 23, 2006 and entitle Mr. Jones to purchase common shares at an exercise price of $0.61 per share until May 23, 2016 and are subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below

(7)

The 1,200,000 stock options issued to Mr. Fischl on August 29, 2005 which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010 were repriced on October 10, 2005.  Following the repricing and amendments to the vesting and duration provisions, the 1,200,000 stock options entitle Mr. Fischl to purchase common shares at an exercise price of $0.39 per share until October 10, 2015.

(8)

The 156,000 stock options were issued to Mr. Fischl on January 10, 2006 and entitle Mr. Fischl to purchase our common shares at an exercise price of $0.39 per share until January 10, 2016.

(9)

The 203,400 stock options were issued to Mr. Fischl on May 23, 2006 and entitle Mr. Fischl to purchase our common shares at an exercise price of $0.61 per share until May 23, 2016.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan and did not have such a plan during the year ended April 30, 2007.  Our company may, from time to time, compensate our directors and officers with stock options issued under our 2004 Stock Option Plan and the 2005 Stock Option Plan.  For a description of the plans, please read the summary under the heading "Equity Compensation Plan Information" on page 14 of this annual report.

Compensation of Directors

During the fiscal year ended April 30, 2007, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.  During April 30, 2007, there were no options granted to our directors.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Bruk is a founder of our company and has been the Chief Executive Officer since our inception.  Effective May 8, 2007 and amended July 24, 2007, we entered into an employment agreement under which we have affirmed Mr. Bruk’s salary at a rate of CDN$180,000 per year with such increases as we may approve.  In addition, Mr. Bruk may earn a bonus of up to 100% of his salary based upon meeting pre-determined objectives periodically determined by the board of directors.   We have agreed to pay Mr. Bruk the following in the event that (a) his employment is terminated by us without cause or (b) if there is either a change of control, resulting in the issuance of more than 40.01% of the issued and outstanding shares of our company, or the appointment of a new Chief Executive Officer of the company other than Mr. Bruk (which change of control and appointment of a new Chief Executive Officer are contemplated to occur upon the completion of the acquisition of NewHeights Software Corporation as announced on June 18, 2007), and Mr. Bruk terminates his employment with us upon 6 months' written notice:  (i) payment of CDN$450,000 in addition to two and one-half times the annual bonus or incentive as set out in the employment agreement with objectives being considered fully met; (ii) extended medical and dental insurance coverage for a period of 36 months from termination; and (iii) immediate vesting of all unvested stock options.

On May 1, 2006, we appointed Donovan Jones as our President and Chief Operating Officer.  Effective January 1, 2007 we revised the terms of the employment agreement, under which we agreed to pay Mr. Jones CDN$15,000 per month with such increases as we may approve.  In addition, Mr. Jones may earn up to 87.5% of his salary based upon meeting pre-determined objectives periodically determined by us with such increases as we may approve.  We have agreed to pay Mr. Jones the following in the event his employment is terminated without cause:  (i) payment of CDN$337,500 in addition to any applicable bonus or compensation as set out in the employment agreement with objectives being considered fully met, if terminated prior to April 30, 2008; or (ii) payment of CDN$675,000 in addition to any applicable annual bonus or compensation as set out in the employment agreement with objectives being considered fully met, if terminated after April 30, 2008; or

(iii) payment of CDN$675,000 in addition to any applicable bonus and compensation as set out in the employment agreement with objectives being considered fully met and extended medical and dental insurance coverage for a period of 24 months from termination vesting of all unvested stock options, if there is either a change of control, resulting in the issuance of more than 40.01% of the issued and outstanding shares of our company (which change of control is contemplated to occur upon the completion of the acquisition of NewHeights Software Corporation as announced on June 18, 2007), and there is (a) a change in executive management of our company that results in the termination of Mr. Jones’ position or a material change to his position; or (b) we require Mr. Jones to relocate outside the Greater Vancouver Regional District.

We entered into an employment agreement with Jason Fischl on August 29, 2005, whereby Mr. Fischl was employed as Chief Technology Officer of our company.  Pursuant to the terms of the employment agreement, we agreed to the issuance of 1,200,000 stock options, which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010, which stock options were subsequently repriced as discussed under the heading "Options and SAR Repricing" below.  Mr. Fischl’s current salary is CDN$180,000 per year with such increases as we may approve.  If we terminate his engagement for any reason other than for cause, we must pay Mr. Fischl the following during the corresponding periods:  (i) payment of CDN$75,000 and the issuance of 300,000 stock options if terminated after 18 months but prior to two years following entry into the employment agreement; and (ii) payment of CDN$90,000 and the issuance of 300,000 stock options if terminated after two years following entry into the employment agreement.

We entered into an employment agreement with David Karp on September 7, 2006, whereby Mr. Karp was employed as Chief Financial Officer of our company.  Pursuant to the terms of the employment agreement, we agreed to the issuance of 1,200,000 stock options, which entitled Mr. Karp to purchase common shares at an exercise price of $0.43 per share until September 11, 2016.  Mr. Karp’s current salary is CDN$180,000 per month with such increases as we may approve.  If we terminate his engagement for any reason other than for cause, we must pay Mr. Karp a lump sum equal to CDN$120,000 in addition to any applicable bonus or compensation as set out in the employment agreement.  In addition, for each year of service, we must pay Mr. Karp an amount equal to one month of his total compensation for each year of service with us.  In addition, one-twenty forth (1/24) of the number of stock options granted, multiplied by the number of months Mr. Karp has worked for us from the date of each respective grant, shall immediately vest and become exercisable. In the event of a change of control of greater than 50.1% of the common stock of the company, all stock options grants to Mr. Karp, will become immediately vested and exercisable.

Option and SAR Repricing

During our fiscal year ended April 30, 2006, we repriced certain stock options that were previously issued to our executive officers in order to compensate such individuals for their efforts in the pursuit of achieving our company's goals and to restore an incentive for their continued hard work.

On June 1, 2005, we issued 500,000 stock options to Donovan Jones, our President and Chief Operating Officer, which entitled Mr. Jones to purchase common shares at an exercise price of $0.72 per share until June 1, 2010.  On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options.  As a result of the amendments, the 500,000 stock options entitle Mr. Jones to purchase common shares at an exercise price of $0.39 per share until October 7, 2010.  The 500,000 stock options vest as follows:  12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter.

On August 29, 2005, we issued 1,200,000 stock options to Jason Fischl, our Chief Technology Officer, which entitled Mr. Fischl to purchase common shares at an exercise price of $0.61 per share until August 29, 2010.  On October 10, 2005, we repriced the options and amended the vesting and duration provisions of such options.  As a result of the amendments, the 1,200,000 stock options entitle Mr. Fischl to purchase common shares at an exercise price of $0.39 per share until October 7, 2010.  The 1,200,000 stock options vest as follows:  12.5% on April 7, 2006 and 2.08% per month from October 7, 2005 on the balance thereafter.

On September 7, 2005, we granted 200,000 options to each Larry Timlick and Chris Cooper, our directors which entitled Mr. Timlick and Mr. Cooper to each purchase common shares at an exercise price of $0.61 per share until September 7, 2010.  On January 10, 2006, we repriced the options and amended the vesting and duration provisions of such options.  As a result of the amendments, the 400,000 stock options entitle Mr. Timlick and Mr. Cooper to purchase common shares at an exercise price of $0.39 per share until September 7, 2010.  The 400,000 stock options vest as follows:  25% on September 7, 2006 and 1/36 per month from October 7, 2006 on the balance thereafter.

Defined Benefit Plan

We do not have, and at no time during our most recently completed fiscal year had, any defined benefit or actuarial plans in respect of which any of our executive officers were eligible to participate.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 19, 2007, by each person who is known by us to beneficially own more than 5% of our shares of common stock, by each of our officers and directors and by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Position Held With The Company	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia Canada V6G 3A7	Chief Executive Officer, Chairman and Director	6,142,050(3)	15.9%
Donovan Jones 2266 – 1384 Street White Rock, British Columbia Canada V3C 2G7	President and Chief Operating Officer	691,875(4)	1.8%
Jason Fischl 415A Lily Street San Francisco, California United States 94102	Chief Technology Officer	703,563(5)	1.8%
David Karp 3780 Bayridge Ave. West Vancouver, British Columbia Canada V7V 3J2	Chief Financial Officer, Treasurer and Secretary	300,000(6)	*
Larry Timlick 4750 The Glen West Vancouver, British Columbia Canada V7S 3C3	Director	100,000(7)	*
Chris Cooper 5410 – 4A Avenue Tsawwassen, British Columbia Canada V4M 1H7	Director	100,000(8)	*
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	N/A	16,232,344(9)	33.0%
Directors and Executive Officers as a Group		8,037,488	19.8%
* Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 19, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based on 37,940,983 shares of common stock outstanding on July 19, 2007, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 19, 2007 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

Includes 706,250 shares subject to vested stock options of a total of 1,695,000 shares subject to stock options issued on January 10, 2006 and held by Mr. Bruk that will be vested within 60 days of July 19, 2007, and are exercisable at a price of $0.39 per common share, expiring on January 10, 2011.

(4)

The 691,875 common shares held by Mr. Jones consist of vested options that are exercisable within 60 days of July 19, 2007, including 431,250 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $0.39 per share until October 7, 2010, 48,750 stock options issued on January 10, 2006 that are exercisable at $0.39 until January 10, 2016 and  211,875 stock options issued on May 23, 2006 that are exercisable at $0.61 until May 23, 2016.

(5)

The 703,563 common shares held by Mr. Fischl consist of vested options that are exercisable within 60 days of July 19, 2007, including 575,000 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $0.39 per share until October 7, 2010, 65,000 stock options issued on January 10, 2006 that are exercisable at $0.39 until January 10, 2016 and  63,563 stock options issued on May 23, 2006 that are exercisable at $0.61 until May 23, 2016.

(6)

Includes 300,000 shares subject to vested stock options of a total of 1,200,000 shares subject to stock options issued on September 7, 2006 and held by Mr. Karp that will be vested within 60 days of July 19, 2007, and are exercisable at a price of $0.43 per common share, expiring on September 7, 2016.

(7)

Includes 100,000 shares subject to vested stock options of a total of 200,000 shares subject to stock options issued on September 7, 2005 and held by Mr. Timlick that will be vested within 60 days of July 19, 2007, and are exercisable at a price of $0.43 per common share, expiring on September 7, 2010.

(8)

Includes 100,000 shares subject to vested stock options of a total of 200,000 shares subject to stock options issued on September 7, 2005 and held by Mr. Cooper that will be vested within 60 days of July 19, 2007, and are exercisable at a price of $0.43 per common share, expiring on September 7, 2010.

(9)

Includes 4,982,344 shares held by Mr. Bruk including those held by a spouse of Mr. Bruk and 7,500,000 shares  subject to conversion of $3,000,000 of debentures at $0.40 per share, on or before November 30, 2008 and 3,750,000 shares subject to warrants that are exercisable at a price of $0.80 per common share, on or before November 30, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan

See the section entitled “Equity Compensation Plan Information” under Item 5 of Part II of the Annual report for information on our equity compensation plans.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at our year end for the last three completed fiscal years, and in which, to our knowledge, any of our directors, officers, 5% beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the years ended April 30, 2007 and 2006, we incurred the following expenses to a company with director in common with us and to a company controlled by the spouse of a significant shareholder of us:

	2007	2006

Interest on convertible debenture	$122,361	$38,333
Rent	Nil	18,777

	$122,361	$57,110

The amounts due to related parties at April 30, 2007 and 2006 are unsecured, non-interest bearing and have no stated terms of repayment.

On December 13, 2005, we completed the issuance of a convertible debenture in the principal amount of $2,000,000 to KMB Trac Two Holdings Ltd. (“KMB”) controlled by the Karen Bruk, the spouse of Steven Bruk, a significant shareholder of our company.  The convertible debenture was unsecured, bearing interest at 5% per annum with interest payable at maturity or on such other date as agreed to by us and KMB and was to mature on November 21, 2007 and was convertible in whole or in part into common shares of our company at a conversion price of $0.40 per share.  Included with the issuance of the convertible debenture were 2,500,000 share purchase warrants entitling KMB to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.  During the fiscal year ended April 30, 2006, our company paid KMB $38,333 in interest.

Included with the sale of the convertible debenture were 2,500,000 share purchase warrants entitling KMB to purchase one common share for each warrant held at $0.80 per share until November 21, 2007.  The company used the Black Scholes option pricing model to determine the fair value of these warrants.  The fair value of these warrants was $137,369.

On November 30, 2006, we completed the issuance of convertible debentures in the principal amount of $4,000,000 to a group of investors including KMB Trac Two Holdings Ltd. (“KMB”) controlled by the Karen Bruk, the spouse of Steven Bruk, a significant shareholder of our company. During the fiscal year ended April 30, 2007, we paid KMB $122,361 in interest.

 The new debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008.  The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of our company at a conversion price of $0.40 per share.  Consideration for $2,000,000 of the new convertible debenture was the cancellation of the existing $2,000,000 debenture.  In addition, the outstanding share purchase warrants for the purchase of up to 2,500,000 shares of common stock at a price of $0.80 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures rank senior to our other existing and future indebtedness as long as the debentures remain outstanding.  Under the terms of the private placement, the investors also received share purchase warrants for the purchase of up to 5,000,000 shares of our company’s common stock, exercisable for three years at a price of $0.80 per share.

During the fiscal year ended April 30, 2006, our company paid Xten Networks (Canada) Inc. $18,777 for rent.  Mark Bruk, a current director and officer of our company and Erik Lagerway, a former director and former officer of our company, are also directors and officers of Xten Networks (Canada) Inc.  We ceased paying rent to Xten Networks (Canada) Inc. on August 31, 2005.

Corporate Governance

We currently act with four directors, consisting of Mark Bruk, Chris Cooper, Donovan Jones, and Larry Timlick. We have determined that Chris Cooper is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15).

We currently act with a standing audit committee. We do not have a standing nominating committee or compensation committee but our entire board of directors acts as our nominating committee and compensation committee.

Audit Committee

Our audit committee consists of our entire board of directors.  Chris Cooper and Larry Timlick are non-employee directors of our company and Chris Cooper is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading "Certain Relationships and Related Transactions, and Director Independence", none of our independent directors entered into any transaction, relationship or arrangement during the year ended April 30, 2007 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

On September 7, 2005, we granted 200,000 options to each Chris Cooper, our independent director which entitled Mr. Cooper to purchase common shares at an exercise price of $0.61 per share until September 7, 2010.  On January 10, 2006, we repriced the options and amended the vesting and duration provisions of such options.  As a result of the amendments, the 200,000 stock options entitle Mr. Cooper to purchase common shares at an exercise price of $0.39 per share until September 7, 2010.  The 200,000 stock options vest as follows:  25% on September 7, 2006 and 1/36 per month from October 7, 2006 on the balance thereafter.

Other than reimbursement for travel expenses incurred in connection with attending our directors' meetings, our company did not pay any other fees to our directors during the year ended April 30, 2007.

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

10.20

Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.21

Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.22

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated February 1, 2007.

10.23

Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated March 8, 2007.

10.24

Arrangement Agreement among CounterPath Solutions, Inc., 6789722 CANADA INC., a wholly owned subsidiary of CounterPath solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007.

10.25

Support and Lock Up Agreements between CounterPath Solutions, Inc and each of Owen Matthews and Wesley Clover dated as of June 15, 2007.

10.26

Subscription Agreement between CounterPath Solutions, Inc and Wesley Clover dated as of June 15, 2007.

10.27

Amended Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated July 24, 2007.

(14)

Code of Ethics

14.1

Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

(21)

Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

(31)

Section 302 Certification

31.1

Section 302 Certification of Mark Bruk (filed herewith).

31.2

Section 302 Certification of David Karp (filed herewith).

(32)

Section 906 Certification

32.1

Section 906 Certification of Mark Bruk (filed herewith).

32.2

Section 906 Certification of Mark Bruk (filed herewith).

Item 14.

Principal Accountant Fees and Services.

On November 3, 2006, our board of directors approved the appointment of BDO Dunwoody LLP as our independent accountants to audit our financial statements and dismissed Amisano Hanson, Chartered Accountants, as our independent accountants.   Audit fees and other services provided by our independent registered public accounting firms, BDO Dunwoody LLP and Amisano Hanson, Chartered Accountants, during the years ended April 30, 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$150,699	$68,641
Audit Related Fees	Nil	Nil
Tax Fees	24,214	Nil
All Other Fees	Nil	Nil
Total Fees	$174,913	$68,641

Audit Fees

This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements.  This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings.  We paid BDO Dunwoody LLP, $133,175 and Amisano Hanson, Chartered Accountants $17,524 in audit fees during our fiscal year ended April 30, 2007. We paid Amisano Hanson, Chartered Accountants, $68,641 in audit fees during our fiscal year ended April 30, 2006.  We changed our auditors from Amisano Hanson, Chartered Accountants to BDO Dunwoody LLP on November 3, 2006.

Audit Related Fees

There were no audited related fees paid to BDO Dunwoody LLP , during our fiscal year ended April 30, 2007, or to Amisano Hanson, Chartered Accountants, during our fiscal year ended April 30, 2006.

Tax Fees

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.  We paid $24,214 in tax fees during our fiscal year ended April 30, 2007 to BDO Dunwoody LLP. There were no tax fees paid to Amisano Hanson, Chartered Accountants, during our fiscal years ended April 30, 2007 and 2006.

All Other Fees

There were no fees paid to BDO Dunwoody LLP or to Amisano Hanson, Chartered Accountants, that are not covered under the headings set out above during our fiscal years ended April 30, 2007 and April 30, 2006.

We do not use BDO Dunwoody LLP, for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage BDO Dunwoody LLP, to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Our board of directors who act as our audit committee pre-approved all services provided by our independent accountant.   All of the services and fees described under the categories of "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" were reviewed and approved by our board of directors before  the respective services were rendered.

Our board of directors has considered the nature and  amount of the fees billed by BDO Dunwoody LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO Dunwoody LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:

/s/   Mark Bruk

Mark Bruk, Chairman

Chief Executive Officer & Director

Date:  July 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Bruk
Mark Bruk /s/ Donovan Jones	Chairman, Chief Executive Officer and Director	July 30, 2007
Donovan Jones /s/ David Karp	President, Chief Operating Officer and Director	July 30, 2007
David Karp /s/ Larry Timlick	Chief Financial Officer, Treasurer and Secretary	July 30, 2007
Larry Timlick /s/ Chris Cooper	Director	July 30, 2007
Chris Cooper	Director	July 30, 2007

Exhibit 21.1

LIST OF SUBSIDIARIES OF COUNTERPATH SOLUTIONS, INC.

Name	State of Incorporation	Name Under Which Subsidiary Does Business
CounterPath Solutions R&D Inc.	British Columbia, Canada	CounterPath Solutions R&D Inc.
6789722 Canada Inc.	Canada	6789722 Canada Inc.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended April 30, 2007 of CounterPath Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 30, 2007

/s/  Mark Bruk

Mark Bruk

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended April 30, 2007 of CounterPath Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 30, 2007

/s/ David Karp

David Karp

Chief Financial Officer, Treasurer and Secretary

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk, Chief Executive Officer of CounterPath Solutions, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended April 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark Bruk

Mark Bruk

Chief Executive Officer

July 30, 2007

I, David Karp, Chief Financial Officer of CounterPath Solutions, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended April 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer, Treasurer and Secretary

July 30, 2007