Form 10KSB/A
period 2007-04-30
COUNTERPATH SOLUTIONS, INC.
filed 2007-07-31
CIK 1236997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO Dunwoody LLP

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

Vancouver, Canada	“Amisano Hanson”
July 7, 2006, except as to Note 11 which is as of June 21, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

COUNTERPATH SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

 (Stated in U.S. Dollars)

	April 30, 2007	April 30, 2006 (Restated)
Assets
Current assets:
Cash	$1,680,220	$2,369,021
Accounts receivable (net of allowance for doubtful accounts of $56,817 and $17,218, respectively)	1,924,899	477,814
Prepaid expenses and deposits	129,534	104,927
Total current assets	3,734,653	2,951,762

Deposits – Note 8	74,613	–
Equipment - Note 3	276,599	300,077
Other assets	25,716	8,165
Total Assets	$4,111,581	$3,260,004

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,314,083	$754,589
Due to related parties – Note 10	25,417	34,929
Unearned revenue – Note 2	408,188	115,214
Customer deposits	5,615	138
Warranty payable	83,769	71,011
Total current liabilities	1,837,072	975,881

Convertible debentures – Note 4	3,369,230	1,887,582
Total liabilities	5,206,302	2,863,463

Stockholders’ equity (capital deficit):
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500 Issued and outstanding:
April 30, 2007 – 37,940,983; April 30, 2006 – 37,915,462	37,941	37,915
Additional paid-in capital	4,820,069	2,940,405
Accumulated deficit	(5,872,151)	(2,507,500)
Accumulated other comprehensive loss – currency translation adjustment	(80,580)	(74,279)
Total stockholders’ equity (capital deficit)	(1,094,721)	396,541
Liabilities and Stockholders’ Equity (Capital Deficit)	$4,111,581	$3,260,004

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

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this annual report.  This evaluation did not consider the remedial actions discussed above.  Furthermore we ceased to apply variable accounting under FIN 44 upon the adoption of FAS 123R on May 1, 2006 therefore the material weakness in our disclosure controls and procedures in fiscal 2006 had no impact on our fiscal 2007 evaluation. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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