Form 10QSB
period 2007-07-31
COUNTERPATH SOLUTIONS, INC.
filed 2007-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-50346

COUNTERPATH SOLUTIONS, INC.
(Name of small business issuer as in its charter)

Nevada	20-0004161
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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
(Check one): Yes [   ]   No [X]

As of September 12, 2007, there were 89,591,803 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

COUNTERPATH SOLUTIONS, INC.
JULY 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTERPATH SOLUTIONS, INC.
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH SOLUTIONS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash	$1,411,173	$1,680,220
Accounts receivable (net of allowance for doubtful accounts of
$57,984 and $56,817 respectively)	1,619,383	1,924,899
Prepaid expenses and deposits	103,002	129,534
Total current assets	3,133,558	3,734,653

Deposits - Note 7	78,084	74,613
Equipment	227,032	276,599
Deferred income tax asset	173,385	–
Other assets	105,649	25,716
Total Assets	$3,717,708	$4,111,581

Liabilities and Capital Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,392,728	$1,314,083
Due to related parties	25,417	25,417
Unearned revenue	607,521	408,188
Customer deposits	39,206	5,615
Warranty payable	69,173	83,769
Total current liabilities	2,134,045	1,837,072

Convertible debentures – Note 4	3,459,800	3,369,230
Unrecognized tax benefit – Note 2(c)	271,960	–
Total liabilities	5,865,805	5,206,302

Stockholders’ equity (capital deficit):
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500
Issued and outstanding:
July 31, 2007 – 37,940,983; April 30, 2007 – 37,940,983	37,941	37,941
Additional paid-in capital	5,050,343	4,820,069
Accumulated deficit	(7,149,861)	(5,872,151)
Accumulated other comprehensive loss – currency translation
adjustment	(86,520)	(80,580)
Total capital deficit	(2,148,097)	(1,094,721)
Liabilities and Capital Deficit	$3,717,708	$4,111,581

Going concern (Note 2)
New accounting pronouncement (Note 2(c))
Commitments and Contingent Liability (Notes 7 and 8)
Subsequent events (Note 9)

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006

Revenue – Note 6:
Software	$769,008	$1,409,719
Service	457,783	351,162
Total revenue	1,226,791	1,760,881
Cost of revenue:
Software	134,415	253,877
Service	226,743	190,971
Total cost of revenue	361,158	444,848
Gross profit	865,633	1,316,033
Operating expenses:
Sales and marketing	454,883	318,608
Research and development	766,468	754,934
General and administrative	724,527	689,672
Total operating expenses	1,945,878	1,763,214
Loss from operations	(1,080,245)	(447,181)
Interest and other income (expense), net
Interest income	15,524	12,035
Interest expense - Notes 3 and 4	(140,576)	(42,996)
Net loss for the period	$(1,205,297)	$(478,142)
Other comprehensive loss:
Foreign currency translation adjustments	(5,940)	(754)
Comprehensive loss	$(1,211,237)	$(478,896)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)
Weighted average common
shares outstanding:	37,940,983	37,926,439

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net loss for the period	$(1,205,297)	$(478,142)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	64,224	75,005
Stock-based compensation -Note 5	230,274	266,429
Accretion of convertible debenture discount - Note 4	90,570	17,102
Cumulative-effect adjustment – Note 2(c)	(72,413)	–
Changes in assets and liabilities:
Accounts receivable	307,255	(1,187,044)
Prepaid expenses and deposits	27,086	(16,912)
Deferred income taxes	(173,385)	–
Accounts payable and accrued liabilities	50,004	230,188
Unearned revenue	199,333	(9,789)
Customer deposits	33,591	51,857
Unrecognized tax benefit – Note 2(c)	271,960	–
Warranty payable	(14,596)	13,970
Net cash used in operating activities	(191,394)	(1,037,336)

Cash flows from investing activities:
Purchase of equipment	(14,658)	(119,933)
Deposits	-	(73,187)
Increase in other assets	(79,933)	(1,186)
Net cash used in investing activities	(94,591)	(194,306)

Cash flows from financing activities:
Common stock issued	-	9,954
Decrease in due to related parties	-	(13,218)
Net cash used in financing activities	-	(3,264)

Foreign currency translation effect on cash	16,938	(754)

Decrease in cash during the year	(269,047)	(1,235,660)

Cash, beginning of the period	1,680,220	2,369,021
Cash, end of the period	$1,411,173	$1,133,161

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$50,006	$25,000

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
for the Three Months Ended July 31, 2007
(Stated in U.S. Dollars)

					Accumulated
	Number		Additional		Other
	Of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2007	37,940,983	$37,941	$4,820,069	$(5,872,151)	$(80,580)	$(1,094,721)
Stock-based compensation - Note 5	-	-	230,274	-	-	230,274
Net loss for the period	-	-	-	(1,205,297)	-	(1,205,297)
Foreign currency translation adjustment	-	-	-	-	(5,940)	(5,940)
Cumulative-effect adjustment – Note 2(c)	-	-	-	(72,413)	-	(72,413)

Balance, July 31, 2007 (Unaudited)	37,940,983	$37,941	$5,050,343	$(7,149,861)	$(86,520)	$(2,148,097)

See accompanying notes to the consolidated financial statements

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Nature of Operations

CounterPath Solutions, Inc. was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the NASD Over-The-Counter Bulletin Board in the United States of America. On August 2, 2007, the Company completed the acquisition of all of the shares of NewHeights Software Corporation through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from a wholly-owned subsidiary of the Company that are exchangeable into 1,849,180 shares of common stock of the Company (see – Note 9 (b)).

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2007, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $7,149,861 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary, CounterPath Solutions R&D Inc., a company incorporated by the Company on May 10, 2004 in British Columbia, Canada. All inter-company transactions and balances have been eliminated.

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 2	Significant Accounting Policies, Going Concern and Change in Accounting Policy – (cont’d)

b)	Interim Reporting

The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual consolidated financial statements.

Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

c)	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109 ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, "Accounting For Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective for fiscal years beginning December 15, 2006. The Company adopted the provisions of FIN 48 on May 1, 2007. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties accrued on unrecognized tax benefits within income tax expense. As of the date of adoption, we had $100,813 of interest and penalties accrued associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and Canada. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002.

As of July 31, 2007, the amount of unrecognized tax benefits has increased by $26,598

d)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 3	Related Party Transactions

During the three months ended July 31, 2007 and 2006, the Company incurred the following expenses to a company with a director in common with the Company and to a company controlled by the spouse of a significant shareholder of the Company:

	Three Months Ended
	July 31, 2007
	2007	2006

Interest on convertible debenture	$38,333	$25,000

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to these related parties at July 31, 2007 are unsecured, non-interest bearing and have no stated terms of repayment.

Note 4	Convertible Debenture

On November 30, 2006, the Company completed the issuance of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of the Company. The debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008. The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share. Consideration for $2,000,000 of the new convertible debenture was the cancellation of the $2,000,000 debenture originally issued on December 13, 2005. In addition, the outstanding share purchase warrants for the purchase of up to 2,500,000 shares of common stock at a price of $0.80 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures rank senior to the Company’s other existing and future indebtedness as long as they remain outstanding. Under the terms of the private placement, the investors also received share purchase warrants for the purchase of up to 5,000,000 shares of the Company’s common stock, exercisable for three years at a price of $0.80 per share.

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

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 4	Convertible Debenture – (cont’d)

The convertible debenture and debt discount are summarized as follows:

	Face		Carrying
	Amount	Discount	Value

Convertible debenture at April 30, 2007	$4,000,000	$630,770	$3,369,230
Accretion of debt discount	-	(90,570)	90,570
Convertible debenture at July 31, 2007	$4,000,000	$540,200	$3,459,800

During the three months ended July 31, 2007, the Company recorded an accretion expense of $90,570 (2006 – $17,102)

Note 5	Common Stock

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors under the stock option plans are 4,000,000 under 2004 Stock option plan and 12,000,000 under the 2005 Stock option plan.

Effective May 1, 2006, with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

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

Stock Options – (cont’d)

The weighted-average fair value of options granted during the three months ended July 31, 2007 was $0.18. The weighted-average assumptions utilized to determine such values are presented in the following table:

Three Months Ended
July 31, 2007
Risk-free interest rate	4.78%
Expected volatility	70.0%
Expected term	3.7 yrs
Dividend yield	0%
Weighted average fair value	$0.18

The following is a summary of the status of the Company’s stock options as of July 31, 2007 and the stock option activity during the three months ended July 31, 2007:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2007	13,468,100	$0.46
Granted	575,000	$0.34
Forfeited	(256,250)	$0.38
Cancelled	(63,750)	$0.38
Outstanding at July 31, 2007	13,723,100	$0.46

Exercisable at July 31, 2007	5,400,220	$0.52
Exercisable at April 30, 2007	4,664,437	$0.54

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2007.

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.30	255,000	$25,500	August 1, 2016	58,438	$5,844
$0.34	575,000	34,500	May 1, 2012	–	–
$0.38	340,000	6,800	October 1, 2011	63,750	1,275
$0.39	8,820,000	88,200	Sept. 7, 2010 to January 10, 2016	3,829,835	38,298
$0.43	1,200,000	–	September 7, 2016	250,000	–
$0.56	250,000	–	February 20, 2016	88,542	–
$0.59	300,000	–	July 26, 2016	75,000	–
$0.61	983,100	–	May 23, 2016	286,738	–
$0.67	275,000	–	June 13, 2010 to July 11, 2016	125,000	–
$0.68	100,000	–	April 10, 2016	31,250	–
$0.75	50,000	–	March 3, 2016	16,667	–
$1.07	150,000	–	March 29, 2010	150,000	–
$1.17	175,000	–	February 22, 2010	175,000	–
$1.58	150,000	–	October 24, 2009	150,000	–
$1.87	100,000	–	July 21, 2009	100,000	–

July 31, 2007	13,723,100	$155,000		5,400,220	$45,417

April 30, 2007	13,468,100	$10,200		4,664,437	$1,700

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.40 per share as of July 31, 2007 (April 30, 2007 – $0.34), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2007 was 3,952,023 (April 30, 2007 – 42,500). As of July 31, 2007, approximately 5.4 million outstanding options (April 30, 2007 – 4.7 million) were vested and exercisable, and the weighted average exercise price was $0.52 (April 30, 2007 – $0.54) . The total intrinsic value of options exercised during the three months ended July 31, 2007 was $nil (April 30, 2007 – $nil). The grant date fair value of options vested during the three months ended July 31, 2007 was $4,180,005 (April 30, 2007 – $1,323,055).

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2007.

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2007	8,806,663	$0.32
Granted	575,000	$0.18
Vested	(802,533)	$0.32
Forfeited	(256,250)	$0.26
Non-vested options at July 31, 2007	8,322,880	$0.31

As of July 31, 2007 there was $2,202,430 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2007 and 2006 are as follows:

	Three Months	Three Months
	Ended	Ended
	July 31, 2007	July 31, 2006

Cost of revenue	$ 14,224	$ 13,944
Sales and marketing	22,690	19,249
Research and development	64,550	76,610
General and administrative	128,810	156,626
Total stock-based compensation	$ 230,274	$ 266,429

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants

The fair value of stock purchase warrants granted during the year ended April 30, 2007 was $0.16. The warrants enable the holders the right to purchase up to 5,000,000 shares of the Company’s common stock, exercisable for three years from November 30, 2006 at a price of $0.80 per share. The assumptions utilized to determine such values are presented in the following table:

	Three Months Ended	Year Ended
	July 31, 2007	April 30, 2007
Risk-free interest rate	-%	4.52%
Expected volatility	-%	82.02%
Expected term	Nil	3 yrs
Dividend yield	Nil%	0%
Weighted average fair value	$-	$0.16
Total warrants outstanding	5,000,000	5,000,000

Note 6	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2007 and 2006:

	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2006
North America	$446,554	$813,308
Europe	531,384	875,997
Asia	43,518	46,950
South America	192,326	19,092
Other	13,009	5,534
	$1,226,791	$1,760,881

Contained within the results for North America are revenues from the United States of $349,952 and $510,129 for the three months ended July 31, 2007 and 2006, respectively. Contained within the results of Europe are revenues from the United Kingdom of $352,379 and $696,421 for the three months ended July 31, 2007 and 2006, respectively.

All of the Company’s long-lived assets are located in Canada.

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three months ended July 31, 2007 and 2006 is summarized as follows:

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2007	2006
Customer A	26%	26%
Customer B	–	14%
Customer C	–	12%
Customer D	–	10%
	26%	62%

Accounts receivable balances for Customer A were $250,000 as at July 31, 2007 and $419,874 as at July 31, 2006. Accounts receivable balances for Customer B were $347,222 as at July 31, 2007 and $242,334 as at July 31, 2006. Accounts receivable balances for Customer C were $nil as at July 31, 2007 and $158,333 as at July 31, 2006. Accounts receivable balances for Customer D were $320,416 as at July 31, 2007 and $161,460 as at July 31, 2006.

Note 7	Commitments

a)	On July 10, 2006, the Company entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $78,084 was made.

b)	On June 7, 2007, the Company entered into an agreement for investor relations consulting services which commenced on June 7, 2007 and expires on December 7, 2007.

c)	On February 8, 2007, the Company entered into an agreement for public relations consulting services which commenced on February 2007 and expires on January 31, 2008.

Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 is as follows:

		Investor	Public
	Office Lease	Relations	Relations
2008	$358,044	$37,800	$22,507
2009	480,635	–	–
2010	497,658	–	–
2011	509,818	–	–
2012	212,424	–	–
	$2,058,579	$37,800	$22,507

d)

The Company has entered an employment agreement with an officer of the Company in which the Company is committed to pay severance totalling up to $844,020 if certain events occur including a change in control of the Company or change of duty of the officer followed by the resignation of the officer.

COUNTERPATH SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

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

Note 9	Subsequent Events

a)

On June 14, 2007, the Board of Directors unanimously ratified and approved the amendment to the Company’s Articles to create 100,000,000 preferred shares in the capital of the Company. Subsequent to our Board of Directors’ approval of the amendment, the holders of the majority of the outstanding shares of the Company provided their written consent to the amendment to the Company’s Articles on June 20, 2007. In order to create the rights of the preferred shares, the Company filed the Articles of Amendment to amend the Company’s Articles with the Secretary of State of the State of Nevada which became effective on August 9, 2007.

b)

On August 2, 2007 the Company announced that it had acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from 6789722 Canada Inc., a wholly-owned subsidiary of the Company, that are exchangeable into 1,849,180 shares of common stock of the Company. Upon closing, the Company’s convertible debenture holders converted their existing debentures in the amount of $4 million into 10 million shares of common stock as per the terms of the convertible debenture agreement. In addition, the Company completed a private placement of $1.3 million issuing 3.25 million shares of common stock at $0.40 and entered into subscription agreements to raise an additional $4.2 million through the issuance of 10.5 million shares of common stock at $0.40 per share to investors. The additional commitment of $4.2 million is scheduled to be invested through a series of closings over a seven month period ending March 2, 2008. Concurrent with the transaction, the Company issued 4,279,882 replacement employee options to former optionees of NewHeights. These options entitle the holders thereof the right to purchase one common share for each option held at $0.40 per share. These options expire over various periods ending on June 15, 2015 and generally vest over three years from original issuance. Concurrent with the issuance of the options, the Board of Directors of the Company amended the Company’s 2005 Stock option plan to increase the amount of stock options available for grant under the plan from 12,000,000 to 15,000,000.

c)

On August 9, 2007, the Company granted 235,000 employee stock options entitling the holders thereof the right to purchase one common share for each option held at $0.40 per share. These options expire on August 9, 2012. These options vest over four years, 12.5% after six months with the remaining 87.5% vesting 1/42nd each month thereafter.

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

          On August 2, 2007, the Company announced that it had acquired all of the shares of NewHeights Software Corporation through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from a wholly-owned subsidiary of the Company, which preferred shares are exchangeable into 1,849,180 shares of common stock of the Company.

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

Revenue

          We derive revenue from the sale of software licenses and software development kits (SDKs), USB sticks on which our software operates and services associated with software such as technical support services, implementation and training. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

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

Cost of Revenue

          Cost of product revenue primarily consists of (a) payments to third party vendors for compression/decompression software known as codecs, (b) salaries and benefits related to personnel including stock based compensation, (c) related overhead, (d) costs of USB sticks on which our software resides and (d) amortization of capitalized software that is implemented into our products.

          Cost of service revenue primarily consists of (a) salaries and benefits related to professional services and technical support personnel, (b) billable and non-billable travel, lodging, and other out-of-pocket expenses, (c) related overhead, and (d) warranty expense.

Gross Profit

          Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products and services, (b) the average selling price of our products, which in turn depends in part on the type and volume of products sold, (c) new product introductions, (d) the costs of our software products, and (e) the costs of our professional services and technical support.

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

          The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the three months ended July 31, 2007 was 70.02% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the three months ended July 31, 2007 was 3.7 years. For the three months ended July 31, 2007, the weighted-average risk free interest rate used was 4.78% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2007 in determining the expense recorded in our consolidated statement of operations.

          Cost of revenue and operating expenses include stock-based compensation expense. For the three months ended July 31, 2007, we recorded an expense of $230,274 in connection with share-based payment awards. A future expense of non-vested options of $2,202,460 is expected to be recognized over a weighted-average period of 1.4 years.

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

Results of Operations

          Our operating activities during the three months ended July 31, 2007 consisted primarily of selling our IP telephony software to telecom companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended July 31,
	2007		2006		Period-to-Period Change
		Percent of		Percent		Percent
		Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$769,008	63%	$1,409,719	80%	($640,711)	(45%	)
Service	457,783	37%	351,162	20%	106,621	30%
Total revenue	$1,226,791	100%	$1,760,881	100%	($534,090)	(30%	)

Revenue by Region
International	$780,237	64%	$947,573	54%	($167,336)	(18%	)
North America	446,554	36%	813,308	46%	(366,754)	(45%	)
Total revenue	$1,226,791	100%	$1,760,881	100%	($534,090)	(30%	)

          For the three months ended July 31, 2007, we recognized $1,226,791 in revenue compared to $1,760,881 for the three months ended July 31, 2006. This represents a decrease of $534,090 or 30% from the same period last year. We recognized $769,008 in software revenue for the three months ended July 31, 2007 compared to $1,409,719 for the three months ended July 31, 2006, representing a decrease of $640,711 or 45%. The decrease in software revenue was due to fewer large sales to major telecom companies compared to the same period last year. For the three months ended July 31, 2007, service revenue was $457,783 compared to $351,162 for the three months ended July 31, 2006. The increase of $106,621 in service revenue reflects the increase in services we provide primarily to our larger customers to support their deployed software. International revenue outside of North America declined by 18% during the three months ended July 31, 2007 compared to the three months ended July 31, 2006, being most impacted by fewer European software sales. North American revenue decreased by 45%, compared to the three months ended July 31, 2006, as a result of both lower software sales and service revenues in this region.

Cost of Revenue and Gross Profit

	Three Months Ended July 31,
	2007		2006		Period-to-Period Change
		Percent		Percent
		of		of		Percent
		Related		Related		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Cost of Revenue
Software	$134,415	17%	$253,877	18%	($119,462)	(47%	)
Service	226,743	50%	190,971	54%	35,772	19%
Total cost of revenue	$361,158	29%	$444,848	25%	($83,690)	(19%	)

Gross Profit
Software	$634,593	83%	$1,155,842	82%	($521,249)	(45%	)
Service	231,040	50%	160,191	46%	70,849	44%
Total gross profit	$865,633	71%	$1,316,033	75%	($450,400)	(34%	)

          Cost of revenue was $361,158 for the three months ended July 31, 2007 compared to $444,848 recorded for the three months ended July 31, 2006. The total gross profit margin was 71% for the three months ended July 31, 2007 compared to 75% for the three months ended July 31, 2006 as lower margin service revenue represented a larger portion of revenues compared to the same quarter of last year. Cost of software was $134,415 for the three months ended July 31, 2007, resulting in a gross profit margin on software of 83% compared to 82% for the three months ended July 31, 2006. Cost of service was $226,743 during the three months ended July 31, 2007, resulting in a gross profit margin on service of 50% compared to 46% for the three months ended July 31, 2006.

Operating Expenses

Sales and Marketing

          Sales and marketing expenses for the three months ended July 31, 2007 and 2006 were as follows:

	July 31, 2007		July 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$454,883	37%	$318,608	18%	$136,275	43%

Sales and marketing expenses were $454,883 for the three months ended July 31, 2007 compared to $318,608 recorded for the three months ended July 31, 2006. The increase of $136,275 was primarily attributable to increases in consulting fees, wages and travel related expenses of marketing personnel and strengthening of the Canadian dollar vis-à-vis the US dollar.

Research and Development

          Research and development expenses for the three months ended July 31, 2007 and 2006 were as follows:

	July 31, 2007		July 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$766,468	62%	$754,934	43%	$11,534	2%

Research and development expenses were $766,468 for the three months ended July 31, 2007 compared to $754,934 for the three months ended July 31, 2006. Research and development personnel and related wages and benefits remained relatively constant period over period regardless of the amount of revenue recognized in the period.

General and Administrative

          General and administrative expenses for the three months ended July 31, 2007 and 2006 were as follows:

	July 31, 2007		July 31, 2006		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$724,527	59%	$689,672	39%	$34,855	5%

          General and administrative expenses for the three months ended July 31, 2007 were $724,527 compared to $689,672 for the three months ended July 31, 2006.

          The increase of $34,855 in general and administrative expenses was primarily attributable to an increase in personnel and the associated compensation of personnel.

Interest and Other Income

          Interest income for the three months ended July 31, 2007 was $15,524 compared to $12,035 for the same respective period in 2006. The increase relates to higher average cash balances. Interest expense for the three months ended July 31, 2007 was $140,576 compared to $42,996 for the same respective period in 2006. Interest expense during fiscal 2008 includes both a cash interest component of $50,006 and a non-cash component of $90,570 relating to the accretion of the discount on the convertible debenture.

Liquidity and Capital Resources

          As of July 31, 2007, we had $1,411,173 in cash compared to $1,680,220 at April 30, 2007, representing a decrease of $269,047. Our working capital was $999,513 at July 31, 2007 compared to $1,897,581 at April 30, 2007, representing a decrease of $898,068. Current assets declined by $601,095, during the three months ended July 31, 2007, while current liabilities increased by $296,973.

Operating Activities

          Our operating activities resulted in a net cash outflow of $191,394 for the three months ended July 31, 2007. This compares with a net cash outflow of $1,037,336 for the same period last year and represents a $845,972 decrease in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2007 was primarily a result of a net loss of $1,205,297 offset by a decrease in accounts receivable of $307,255. The decrease in accounts receivable is attributable to a decline in sales and a corresponding increase in collections from customers. The net cash outflow was also offset by an increase in accounts payable and accrued liabilities of $50,004, as well as an increase of $199,333 for unearned revenue and adjustments for non-cash expenses including $230,724 for stock-based compensation, $90,570 for accretion of convertible debenture discount and $64,224 for depreciation and amortization.

          The net cash outflow from operating activities for the three months ended July 31, 2006 of $ 1,037,336 was primarily a result of a net loss of $478,142 and an increase in accounts receivable of $1,187,044, partially offset by an increase in accounts payable and accrued liabilities of $230,188 and adjustments for non-cash expenses including $266,429 for stock based compensation and $75,005 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $94,591 for the three months ended July 31, 2007 primarily from purchases of equipment and an increase in other assets consisting of costs related to the NewHeights Software transaction. This compares with a net cash outflow from investing activities of $194,306 for the same period last year which was primarily for purchases of equipment and deposits. At July 31, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $nil for the three months ended July 31, 2007 as there were no financings in the quarter compared to a net cash outflow of $3,264 for the same period last year.

          On August 2, 2007, we announced the closing of the acquisition of NewHeights Software Corp. As part of the transaction, our convertible debenture holders completed an investment of $1,300,000 for 3.25 million shares of common stock at $0.40 per share, and entered into subscription agreements to raise an additional $4.2 million through the issuance of 10.5 million shares of common stock at $0.40 per share to investors. The additional commitment of $4.2 million is scheduled to be invested through a series of closings over a seven month period ending March 2, 2008.

          We believe that our current working capital and anticipated proceeds from the investments as part of the NewHeights transaction and our cash flows will be sufficient to fund our combined operations for the next eighteen months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

          We intend to seek additional funding through public or private financings, but our business and shareholders’ investment are at risk if we are unable to obtain additional financing on acceptable terms or at all which raise substantial doubt on our ability to continue as a going concern.

Long Term Obligations

          As at July 31, 2007, our company had $4 million of convertible debentures outstanding, convertible at $0.40 per share of common stock. On August 2, 2007 we announced that concurrent with the acquisition of NewHeights Software, the convertible debenture holders converted their existing convertible debentures in the amount of $4,000,000 into 10,000,000 shares of common stock resulting in the extinguishment of all of our long term obligations.

          On July 10, 2006, we entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $78,084 was made. On June 7, 2007, we entered into an agreement for investor relations consulting services, which commenced on June 7, 2007 and expires on December 7, 2007. On February 8, 2007, we entered into an agreement for public relations consulting services, which commenced on February 2007 and expires on January 31, 2008.

          Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 is as follows:

	Office	Investor	Public
	Lease	Relations	Relations
2008	$358,044	$37,800	$22,507
2009	480,635	–	–
2010	497,658	–	–
2011	509,818	–	–
2012	212,424	–	–
	$2,058,579	$37,800	$22,507

          We have entered into an employment agreement with an officer in which we are committed to pay severance totalling up to $844,020 as a result of certain events including a change in control of our company or change of duty of the officer followed by the resignation of the officer.

Off-Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

          In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of the date of adoption, we had $100,813 of interest and penalties accrued associated with unrecognized tax benefits. We are subject to taxation in the U.S. and Canada. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. As of July 31, 2007, the amount of unrecognized tax benefits has increased by $26,598.

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

          Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain names: www.counterpath.com and www.xten.com, among others, applying to register the trademarks eyeBeamTM and BriaTM, among others, and filing one patent on a process for configuring audio and video devices with a softphone, we have not taken any action to protect our proprietary technology. If any of our competitors’ copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyeBeam, X-Pro, X-Lite, X-Web, X-Tunnels, X-Look, X-Cipher and X.Net, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

          We are authorized to issue 415,384,500 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

Item 3(A)T. Controls and Procedures

          As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

Item 1. Legal Proceedings.

          Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of July 31, 2007, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 19, 2007, we filed an information statement on Schedule 14C advising shareholders that we received the written consent of our shareholders to the amendment of our Articles of Incorporation to permit our company to create up to 100,000,000 preferred shares with the rights and restrictions of such shares to be designated by our Board of Directors from time to time. Shareholders holding 19,197,251 shares of our common stock, representing 50.6% of our issued and outstanding shares of common stock, provided their consent in favour of the amendment

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Certificate of Amendment to the Articles of Incorporation, dated August 9, 2007.

3.7	Certificate of Designation, dated August 9, 2007.

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

(10)	Material Contracts

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

10.12	Form of Amendment to Stock Option and Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.13	Form of Stock Option and Subscription Agreement for U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.14	Form of Stock Option and Subscription Agreement for Non-U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.15	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.16	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.17	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.18	Form of Subscription Agreement dated November 30, 2006, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.19	Form of Subscription Agreement dated November 30, 2006, between our company and KMB Trac Two Holdings Ltd (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.20	Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.21	Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.22

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated January 1, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 9, 2007).

10.23

Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated March 8, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 9, 2007).

10.24

Arrangement Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.25

Support and Lock Up Agreements between CounterPath Solutions, Inc and each of Owen Matthews and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.26	Subscription Agreement between CounterPath Solutions, Inc and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.27	Amended Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated July 24, 2007.

10.28

Exchangeable Share Support Agreement between CounterPath Solutions, Inc. and 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.29

Voting and Exchange Trust Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and Valiant Trust Company dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.30	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.31	Form of Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.32	Installment Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.33	Loan Conversion Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.34

Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corp. (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.35

Escrow Agreement among our company, Owen Matthews, Wesley Clover and Clark Wilson LLP dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.36*	Employment Agreement between Greg Pelling and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007.

10.37*	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007.

(21)	Subsidiaries of CounterPath Solutions, Inc.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

NewHeights Software Corporation (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated under the Canadian Business Corporations Act)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*           filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH SOLUTIONS, INC.

By:	/s/ Greg Pelling
Greg Pelling
Chief Executive Officer & Director
(Principal Executive Officer)
Date: September 14, 2007

By:	/s/ David Karp
David Karp
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 14, 2007