Form 10QSB
period 2007-10-31
COUNTERPATH CORP
filed 2007-12-17
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 000-50346

COUNTERPATH CORPORATION
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

As of December 13, 2007, there were 95,108,887 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
OCTOBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash	$3,223,986	$1,680,220
Accounts receivable (net of allowance for doubtful accounts of
$158,208 and $56,817 respectively)	4,144,253	1,924,899
Prepaid expenses and deposits	236,237	129,534
Total current assets	7,604,476	3,734,653

Deposits - Note 9	108,199	74,613
Equipment	481,432	276,599
Intangible assets (net of accumulated amortization of $295,231 and $nil – Note
2(d) and 3)	6,106,408	–
Investment tax credits recoverable	218,794	–
Goodwill – Note 3	7,025,444	–
Other assets	40,013	25,716
Total Assets	$21,584,766	$4,111,581

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,520,573	$1,314,083
Due to related parties	21,522	25,417
Unearned revenue	513,838	408,188
Customer deposits	91,522	5,615
Warranty payable	64,858	83,769
Total current liabilities	3,212,313	1,837,072

Convertible debentures – Note 5	–	3,369,230
Unrecognized tax benefit – Note 2(c)	317,369	–
Total liabilities	3,529,682	5,206,302

Stockholders’ equity (capital deficit):
Preferred stock, $0.001 par value – Note 6
Authorized: 100,000,000
Issued and outstanding: October 31, 2007 – 1; April 30, 2007 – Nil	–	–
Common stock, $0.001 par value – Note 7
Authorized: 415,384,500
Issued and outstanding:
October 31, 2007 – 90,846,669; April 30, 2007 – 37,940,983	90,847	37,941
Additional paid-in capital	26,983,260	4,820,069
Accumulated deficit	(10,626,738)	(5,872,151)
Accumulated other comprehensive income (loss) – currency translation
adjustment	1,607,715	(80,580)
Total stockholders’ equity (capital deficit)	18,055,084	(1,094,721)
Liabilities and Stockholders’ Equity	$21,584,766	$4,111,581

Going concern (Note 2)
New accounting pronouncements (Note 2(c))
Commitments and contingent liability (Notes 9 and 10)
Subsequent events (Note 12)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenue – Note 8:
Software	$2,042,133	$1,276,065	$2,811,141	$2,685,784
Service	402,578	396,728	860,361	747,890
Total revenue	2,444,711	1,672,793	3,671,502	3,433,674
Operating expenses:
Cost of sales (includes amortization of
intangibles of $295,231-Note 2(d))	701,371	353,364	1,062,529	798,212
Sales and marketing	1,112,119	436,329	1,567,002	754,937
Research and development	1,633,445	539,910	2,399,912	1,294,844
General and administrative	1,831,642	543,613	2,556,168	1,233,285
Restructuring cost - Note 11	182,107	–	182,107	–
Total operating expenses	5,460,684	1,873,216	7,767,718	4,081,278
Loss from operations	(3,015,973)	(200,423)	(4,096,216)	(647,604)
Interest and other income (expense), net
Interest income	33,554	8,567	49,078	20,602
Interest expense - Notes 4 and 5	(547,975)	(42,793)	(688,552)	(85,789)
Foreign exchange gain	53,516	–	53,516	–
Net loss for the period	$(3,476,878)	$(234,649)	$(4,682,174)	$(712,791)
Other comprehensive income:
Foreign currency translation adjustments	1,694,235	9,985	1,688,295	9,231
Comprehensive loss	$(1,782,643)	$(224,664)	$(2,993,879)	$(703,560)
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.02)
Weighted average common
shares outstanding:	89,502,235	37,940,983	63,721,609	37,933,711

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net loss for the period	$(4,682,174)	$(712,791)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	153,149	143,354
Amortization of intangible assets	295,231	–
Stock-based compensation -Note 7	936,810	494,718
Accretion of convertible debenture discount - Note 5	90,570	34,593
Loss on conversion of convertible debentures	540,200	–
Changes in assets and liabilities:
Accounts receivable	(728,635)	(1,523,012)
Prepaid expenses and deposits	(95,089)	(27,550)
Accounts payable and accrued liabilities	240,276	301,256
Unearned revenue	105,650	127,813)
Customer deposits	78,961	59,720
Warranty payable	(18,911)	23,050
Net cash used in operating activities	(3,083,962)	(1,078,849)

Cash flows from investing activities:
Cash acquired on acquisition of NewHeights	2,517,365	–
Purchase of equipment	(42,773)	(133,158)
Deposits	(33,587)	(73,187)
Increase in other assets	(12,022)	(4,446)
Net cash provided by (used in) investing activities	2,428,983	(210,791)

Cash flows from financing activities:
Common stock issued	1,801,946	9,954
Decrease in due to related parties	(3,895)	(13,198)
Net cash provided by (used in) financing activities	1,798,051	(3,244)

Foreign currency translation effect on cash	400,694	9,231

Increase (decrease) in cash	1,543,766	(1,283,653)

Cash, beginning of the period	1,680,220	2,369,021
Cash, end of the period	$3,223,986	$1,085,368

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,222	$34,419
Common stock and stock options issued in connection with the
acquisition of NewHeights Software Corporation	$15,477,343	$–
Convertible debentures converted into common stock	$4,000,000	$–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the Six Months Ended October 31, 2007
(Stated in U.S. Dollars)

	Common shares		Preferred Shares					Accumulated
	Number		Number			Additional		Other
	of		of			Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares		Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2007	37,940,983	$37,941	–	$	– $	4,820,069	$(5,872,151)	$(80,580)	$ (1,094,721)
Shares issued: Common
Acquisition of NewHeights – Note 3	38,400,820	38,401				15,138,460			15,176,861
Conversion of debentures – Note 5	10,000,000	10,000				3,990,000			4,000,000
Private placement – Note 3	4,500,000	4,500				1,795,500			1,800,000
Exercise of stock options	4,866	5				1,941	–	–	1,946
Fair value of vested stock options						300,482	–	–	300,482
exchanged – Note 3
Shares issued: Preferred			1		–	–	–	–	–
Stock-based compensation - Note 7						936,810	–	–	936,810
Net loss for the period							(4,682,174)	–	(4,682,174)
Foreign currency translation adjustment							–	1,688,295	1,688,295
Cumulative-effect adjustment – Note 2(c)							(72,413)	–	(72,413)

Balance, October 31, 2007 (Unaudited)	90,846,669	$90,847	1	$	– $	26,983,260	$(10,626,738)	$1,607,715	$18,055,084

See accompanying notes to the consolidated financial statement

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (formerly CounterPath Solutions, Inc.) (the “Company”)was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. On August 2, 2007, the Company completed the acquisition of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from a wholly-owned subsidiary of the Company that are exchangeable into 1,849,180 shares of common stock of the Company. For accounting purposes the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction (Note 3).

The Company provides Voice over Internet Protocol software and related services to customers in North America, South America, Europe and Asia.

Note 2	Significant Accounting Policies and Going Concern

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in U.S. dollars except where otherwise disclosed. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for the period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2007, the Company has not yet achieved profitable operations and has generated an accumulated deficit of $10,626,738 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2009 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and increase revenues from operations.

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

These interim consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, CounterPath Solutions R&D Inc., NewHeights Software Corporation, companies incorporated under the laws of the province of British Columbia, Canada and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation are included from August 2, 2007, the date of acquisition. All inter-company transactions and balances have been eliminated.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern – (cont’d)

	b)	Interim Reporting

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

Operating results for the three and six months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

	c)	New Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de- recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on May 1, 2007. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern – (cont’d)

	c)	New Accounting Pronouncements – (Cont’d)

The Company recognizes interest and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2007, we had $103,000 of interest and penalties accrued associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and Canada. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002.

As of October 31, 2007, the amount of unrecognized tax benefits had increased by $72,007

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement.

	d)	Goodwill and intangible assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. Goodwill of $6,339,717 (CDN$ 6,704,947) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 (Note 3). Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the period ended October 31, 2007.

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 (Note 3). The intangible assets are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer asset of $2,283,908 (CDN$2,431,500. Subsequent to acquisition, the acquired technologies will be amortized based on their estimated useful life of four years and the customer asset will be amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset. These assets have accumulated amortization at October 31, 2007 of $295,231. The expected aggregate amortization for the acquired technologies for years ended April 30, 2008 to 2012 is $676,216, $901,622, $901,622, $901,622 and $225,405, respectively. The expected aggregate amortization for the customer asset for the years ended April 30, 2008 to 2013 is $209,478, $460,419, $515,090, $530,246 ,$458,797 and $210,129 respectively.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern – (cont’d)

	d)	Goodwill and intangible assets – (cont’d)

We have adopted the requirements of Statement of Financial Accounting Standard No. 144, “The Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 144 requires us to review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

	e)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Business Combination

On August 2, 2007, the Company acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from 6789722 Canada Inc., a wholly-owned subsidiary of the Company, that are exchangeable into 1,849,180 shares of common stock of the Company. Upon closing, the Company’s convertible debenture holders converted their existing debentures in the amount of $4 million into 10 million shares of common stock pursuant to the terms of the convertible debenture agreement (Note 5). In addition, the Company completed a private placement of $1.3 million and $0.5 million on August 2, 2007 and September 30, 2007, respectively, issuing a total of 4.5 million shares of common stock at $0.40. The Company also entered into subscription agreements with investors to raise an additional $3.7 million through the issuance of 9.25 million shares of common stock at $0.40 per share. The additional subscription agreements of $3.7 million are scheduled to close over a five month period ending March 2, 2008.

Concurrent with the transaction, the Company issued 4,288,504 replacement employee options to former optionees of NewHeights. Included in the three months ending October 31, 2007 statement of operations is a $388,786 compensation charge (being the incremental fair value of the vested options) recorded in association with the issuance of these options.

The Company acquired NewHeights to gain access to NewHeights technology and customer base. NewHeights has a portfolio of standards based software applications aimed at simplifying and enhancing real-time communications over the internet.

The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Any goodwill allocated on the acquisition will not be deductible for tax purposes. The Company’s consolidated statements of operations and comprehensive loss include the operating results of NewHeights from August 2, 2007, the date of acquisition. The functional currency of NewHeights is the Canadian dollar hence the values of the assets and liabilities of NewHeights including goodwill will fluctuate with changes in exchange rates.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 3	Business Combination – (cont’d)

The following table summarizes the allocation of the purchase price and related transaction costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,634,910
Working capital (other than cash)	618,146
Equipment	261,092
Acquired technologies	3,454,839
Customer asset	2,283,908
Goodwill	6,339,717
Other assets	2,276
Total net assets acquired	$15,594,888
Consideration:
Purchase price - fair value of shares issued	$15,176,861
Fair value of the surrendered options of NewHeights	300,482
Transaction costs	117,545
Total	$15,594,888

The fair value of common shares issued is based on the weighted average closing common share price for the five trading days prior to, and the five trading days after the announcement of acquisition. The Black-Scholes option pricing model has been used to determine the fair value of the surrendered options of NewHeights granted to former optionees of NewHeights as of the transaction date of August 2, 2007.

The equipment acquired in the acquisition of NewHeights primarily consists of computer equipment, furniture and fixtures and have been recorded at fair value, which approximates net book value. These assets will be amortized on the basis of declining balances. The acquired technologies and customer asset represent finite life intangible assets. The customer asset represents a relationship with an existing customer of NewHeights. The acquired technologies will be amortized based on their estimated useful life of four years and the customer asset will be amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

The following table presents unaudited pro forma results of operations for the three and six months ended October 31, 2007, as if the acquisition had occurred on May 1, 2006.

	Three Months Ended		Six Months Ended
	October 31		October 31
	2007	2006	2007	2006

Revenue	$2,444,711	$2,049,001	$4,351,910	$4,424,116

Net loss for the period	$(3,476,878)	$(2,416,212)	$(7,127,210)	$(4,317,346)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.05)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 4	Related Party Transactions

During the three and six months ended October 31, 2007 and 2006, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

	Three Months Ended			Six Months Ended
	October 31,			October 31,
	2007		2006	2007		2006

Interest on convertible debenture	$1,667		$25,556	$40,000		$51,111
Lease payment	$28,933	$	Nil	$57,866	$	Nil

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to these related parties at October 31, 2007 are unsecured, non-interest bearing and have no stated terms of repayment.

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). The Company’s wholly-owned subsidiary, NewHeights has entered into a distribution agreement with Mitel on June 15, 2004 and has amended such agreement on August 7, 2007. The agreement renews automatically for one-year periods and contains termination rights of both parties. Under the terms of this distribution agreement, the Company earns a specified fee from Mitel based on the number of product licenses sold by Mitel.

The Company, through its wholly-owned subsidiary, NewHeights receives royalties of $0.52 (CDN$0.50) for each phone product sold by Mitel with session initiation protocol technology that was transferred to Mitel in April 2006 by NewHeights up to a maximum of approximately US$1,362,100 (CDN$1,300,000).

The Company’s software license revenue for the three and six months ended October 31, 2007, pursuant to the terms of this distribution agreement, was $980,500.

As at October 31, 2007, the Company has an accounts receivable balance from Mitel of $1,098,282 (April 30, 2007 - $nil).

In addition, during the three and six months ended October 31, 2007, the Company reimbursed Mitel for certain expenses on behalf of the Company and another related corporation to Mitel totaling $28,933 (April 30, 2007 - $nil) and the Company was paid $11,284 by the related corporation to Mitel. As at October 31, 2007, the Company had an accounts payable balance to Mitel of $20,140 (April 30, 2007 - $nil).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 5	Convertible Debentures

On November 30, 2006, the Company completed the issuance of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant shareholder of the Company. The debentures are unsecured, bear interest at 5% per annum with interest payable quarterly and mature on November 30, 2008. The investors may convert the debentures at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $0.40 per share. Consideration for $2,000,000 of the $4,000,000 convertible debentures was the cancellation of the $2,000,000 debenture originally issued on December 13, 2005. In addition, the outstanding share purchase warrants for the purchase of up to 2,500,000 shares of common stock at a price of $0.80 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures rank senior to the Company’s other existing and future indebtedness as long as they remain outstanding. Under the terms of the private placement, the investors also received share purchase warrants for the purchase of up to 5,000,000 shares of the Company’s common stock, exercisable for three years at a price of $0.80 per share

The $4,000,000 convertible debenture was recorded on the date of issuance at its fair value which is estimated to approximate its face value with the proceeds raised allocated between the convertible debenture, and share purchase warrants based on their relative fair values and the beneficial conversion feature based on its intrinsic value in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The Company used the Black-Scholes option pricing model to determine the fair value of the share purchase warrants using the Company’s historical prices and the following assumptions (i) risk-free interest rate of 4.52%, (ii) expected volatility of 82.02%, (iii) expected life of 3 years, and (iv) a dividend yield of nil. At the date of issuance of the $4,000,000 debenture, the Company allocated $3,227,590 to the convertible debenture $336,205 to the share purchase warrants issued in connection with the convertible debenture and $436,206 to the beneficial conversion feature. The amounts allocated to the share purchase warrants and beneficial conversion feature represents a discount on the debt financing which is accreted to income over the term of the debt.

On August 2, 2007, in conjunction with the acquisition of NewHeights Software Corporation (Note 3) the Company’s convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 10,000,000 shares of common stock at a conversion price of $0.40 per share. As a result, the remaining balance of the unaccreted debt discount on the date of conversion of $540,200 was recorded in the consolidated statement of operations as additional interest expense.

The convertible debenture and debt discount are summarized as follows:

	Face		Carrying
	Amount	Discount	Value

Convertible debenture at April 30, 2007	$4,000,000	$630,770	$3,369,230
Accretion of debt discount to date of conversion	–	(90,570)	90,570
Conversion of debenture on August 2, 2007	(4,000,000)	(540,200)	(3,459,800)
	$–	$–	–

During the three and six months ended October 31, 2007, the Company recorded an accretion expense of $nil (2006 - $17,491) and $90,570 (2006 - $34,593) respectively on this discount.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Preferred Stock

On August 2, 2007, the Company entered into a voting and exchange trust agreement among its wholly- owned subsidiary, 6789722 Canada Inc., and Valiant Trust Company whereby the Company issued and deposited with Valiant Trust a special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee for and on behalf of the registered holders from time to time of the preferred shares of 6789722 Canada Inc. Each preferred share of 6789722 Canada Inc. is exchangeable into one share of common stock of the Company at the election of the shareholder or, in certain circumstances, of the Company.

Note 7	Common Stock

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. On August 2, 2007, the Company issued 4,288,504 stock options to former optionees of NewHeights Software Corporation to replace their existing options. The replacement options were granted at $0.40 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered NewHeights options were $300,482 was included in the purchase price of NewHeights and a compensation charge of $388,786 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options. The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors under the stock option plans are 4,000,000 under the 2004 Stock option plan and 15,000,000 under the 2005 Stock option plan.

Effective May 1, 2006, with the adoption of SFAS No. 123R, the Company has elected to use the Black- Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share- Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2007 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair value of options granted during the six months ended October 31, 2007 and 2006 were $0.22 and $0.35 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2007	October 31, 2006
Risk-free interest rate	4.79%	4.83%
Expected volatility	69.7%	83.5%
Expected term	4.5yrs	5.8 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.22	$0.35

The following is a summary of the status of the Company’s stock options as of October 31, 2007 and the stock option activity during the six months ended October 31, 2007:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2007	13,468,100	$0.46
Granted	810,000	$0.36
Issued to NewHeights’ former optionees	4,288,504	$0.40
Exercised	(4,866)	$0.40
Forfeited	(315,625)	$0.38
Cancelled	(97,439)	$0.38
Outstanding at October 31, 2007	18,148,674	$0.45

Exercisable at October 31, 2007	8,742,112	$0.48
Exercisable at April 30, 2007	4,664,437	$0.54

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2007.

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.30	255,000	$43,350	August 1, 2016	74,375	$12,644
$0.34	575,000	74,750	May 1, 2012
$0.38	265,000	23,850	October 1, 2011	66,250	5,963
			Sept. 7, 2010 to January 10,
$0.39	8,820,000	705,600	2016	4,380,738	350,459
$0.40	4,500,574	315,040	March 2, 2008 to June	2,579,860	180,590
			15,2015
$0.43	1,200,000	48,000	September 7, 2016	325,000	13,000
$0.56	250,000	–	February 20, 2016	104,166	–
$0.59	300,000	–	July 26, 2016	93,750	–
$0.61	983,100	–	May 23, 2016	348,181	–
			June 13, 2010 to July 11,
$0.67	275,000	–	2016	137,500	–
$0.68	100,000	–	April 10, 2016	37,500	–
$0.75	50,000	–	March 3, 2016	19,792	–
$1.07	150,000	–	March 29, 2010	150,000	–
$1.17	175,000	–	February 22, 2010	175,000	–
$1.58	150,000	–	October 24, 2009	150,000	–
$1.87	100,000	–	July 21, 2009	100,000	–

October 31, 2007	18,148,674	$1,210,590		8,742,112	$562,656

April 30, 2007	13,468,100	$10,200		4,664,437	$1,700

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.47 per share as of October 31, 2007 (April, 2007 – $0.34), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2007 was 7,426,223 (April 30, 2007 – 42,500). As of October 31, 2007 approximately 8.7 million outstanding options (April 30, 2007 – 4.7 million) were vested and exercisable, and the weighted average exercise price was $0.48 (April 30, 2007 – $0.54) . The total intrinsic value of options exercised during the six months ended October 31, 2007 was $341 (2006 – $nil). The grant date fair value of options vested during the six months ended October 31, 2007 was $1,003,195 (April 30, 2007 – $1,323,055).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2007.

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2007	8,803,663	$ 0.32
Granted	5,098,504	$ 0.22
Vested	(4,179,980)	$ 0.24
Forfeited	(315,625)	$ 0.25
Non-vested options at October 31, 2007	9,406,562	$ 0.30

As of October 31, 2007 there was $2,798,689 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Cost of sales	$31,673	$17,210	$45,897	$30,950
Sales and marketing	91,175	17,240	113,865	41,958
Research and development	197,310	78,101	261,860	153,816
General and administrative	386,738	115,738	515,188	267,994
Total stock-based compensation	$706,536	$228,289	$936,810	$494,718

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 8	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
North America	$1,557,729	$627,959	$2,004,283	$1,441,267
Europe	707,302	703,146	1,238,686	1,579,143
Asia	73,560	234,128	117,078	281,078
South America	102,876	101,493	295,202	120,585
Other	3,244	6,067	16,253	11,601
	$2,444,711	$1,672,793	$3,671,502	$3,433,674

Contained within the results for North America are revenues from the United States of $380,012 and $563,120 for the three months ended October 31, 2007 and 2006, respectively. Contained within the results of Europe are revenues from the United Kingdom of $219,455 and $504,374 for the three months ended October 31, 2007 and 2006, respectively.

All of the Company’s long-lived assets are located in Canada.

Revenue from significant customers for the three and six months ended October 31, 2007 and 2006 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Customer A	42%	-%	28%	-%
Customer B	12%	-%	8%	-%
Customer C	7%	14%	13%	20%
	61%	14%	49%	20%

Accounts receivable balances for Customer A were $1,098,282 as at October 31, 2007 and $nil as at April 30, 2007. Accounts receivable balances for Customer B were $344,000 as at October 31, 2007 and $nil as at April 30, 2007. Accounts receivable balances for Customer C were $298,171 as at October 31, 2007 and $371,485 as at April 30, 2007.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 9	Commitments

	a)	On July 10, 2006, the Company entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $86,785 was made.

	b)	On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,403 was made.

	c)	On June 7, 2007, the Company entered into an agreement for investor relations consulting services which commenced on June 7, 2007 and expires on December 7, 2007.

	d)	On February 8, 2007, the Company entered into an agreement for public relations consulting services which commenced on February 2007 and expires on January 31, 2008.

Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 are as follows:

		Investor	Public
	Office Lease	Relations	Relations
		Consulting	Consulting
2008	$380,771	$10,800	$12,574
2009	761,541	–	–
2010	780,561	–	–
2011	794,147	–	–
2012	461,870	–	–
2013	93,554	–	–
	$3,272,443	$10,800	$12,574

Note 10	Contingent Liability

On February 17, 2006, a competitor filed a statement of claim in the Supreme Court of British Columbia claiming among other things, general, punitive and aggravated damages of unspecified amounts with respect to alleged business ethics matters. Management of the Company believes that the claim is without foundation or merit. Any loss as a result of this claim will be recorded in the period that the loss is probable and measurable.

Note 11	Restructuring

The Company accounts for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of the Company’s post acquisition activities, we incurred restructuring costs of $182,107 during the three months and six months ended October 31, 2007. Restructuring costs of $182,107 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of the NewHeights Software Corporation acquisition. At October 31, 2007, we had a restructuring accrual for severance in the amount of $nil.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 12	Subsequent Events

a)

On November 2, 2007, the Company completed a private placement of $1.7 million through the issuance of 4.25 million shares of common stock at $0.40. The private placement was previously committed to, and conditional on, the acquisition of NewHeights Software Corporation which closed on August 2, 2007.

	b)	On November 6, 2007, a former employee exercised 12,218 employee stock options exercisable on the basis of one common share for each option held at $0.40 per share.

c)

On December 13, 2007, the Company granted stock options to four employees to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.45 per share, exercisable for a period of five years pursuant to the Company’s 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.

     In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this quarterly report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us” and “our” means CounterPath Corporation, unless otherwise indicated.

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

     On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 38,400,820 shares of our common stock and 1,849,180 preferred shares issued from a wholly-owned subsidiary of our company, which preferred shares are exchangeable into 1,849,180 shares of common stock. On October 17, 2007, we changed our name from CounterPath Solutions, Inc. to CounterPath Corporation.

Business of CounterPath

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

Revenue

     We derive revenue from the sale of software licenses and software development kits, USB sticks on which our software operates and services associated with software such as technical support services, implementation and training. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

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

Operating Expenses

     Operating expenses consist of cost of sales, sales and marketing, research and development, and general and administrative expenses, and restructuring costs. Personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire a number of new employees to support our growth.

     Cost of sales primarily consists of (a) payments to third party vendors for compression/decompression software known as codecs, (b) salaries and benefits related to personnel, (c) related overhead, (d) costs of USB sticks on which our software resides, (e) billable and non-billable travel, lodging, and other out-of-pocket expenses, (f) amortization of capitalized software that is implemented into our products, (g) amortization of intangible assets, and (h) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation comprising acquired technologies and customer asset. The acquired technologies are amortized over four years on a straight-line basis and the customer assets are amortized based on the Company’s estimate of cash flows from those technologies, which is approximately five years.

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

     General and administrative expense consists primarily of (a) salaries and personnel costs including stock-based compensation related to our executive, finance, human resource and information technology functions, (b) accounting, legal and regulatory fees, and (c) other related overhead. We expect general and administrative expense to continue to increase for the foreseeable future as we invest in personnel to support continued growth and incur expenses related to being a publicly traded company.

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At October 31, 2007 we have a restructuring accrual for severance of $nil.

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

     We believe that of our significant accounting policies, which are described in note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

     For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and revenues are recognized under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, generally using the percentage-of-completion method.

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

     The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the six months ended October 31, 2007 was 69.7% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the six months ended October 31, 2007 was 4.8 years. For the six months ended October 31, 2007, the weighted-average risk free interest rate used was 4.79% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2007 in determining the expense recorded in our consolidated statement of operations.

     Cost of revenue and operating expenses include stock-based compensation expense. For the three months ended October 31, 2007, we recorded an expense of $706,536 in connection with share-based payment awards. A future expense of non-vested options of $2,798,689 is expected to be recognized over a weighted-average period of 1.3 years.

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

Goodwill and Intangible Assets

     We have a significant amount of goodwill and intangible assets on our balance sheet related to the acquisition of NewHeights Software Corporation (see Note 3 in the accompanying financial statements). Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and a customer asset relating to a customer relationship. The acquired technologies are being amortized over their estimated useful life of four years and the customer asset is being amortized over approximately five years based on our estimate of cash flows from the asset. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets.” Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

     The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill annually for impairment or more frequently when indicators of impairment are present.

Results of Operations

     Our operating activities during the three months ended October 31, 2007 consisted primarily of selling our IP telephony software to telecom companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended October 31,
	2007		2006		Period-to-Period Change
		Percent of		Percent		Percent
		Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,042,133	84%	$1,276,065	76%	$766,068	60%
Service	402,578	16%	396,728	24%	5,850	1%
Total revenue	$2,444,711	100%	$1,672,793	100%	$771,918	46%

Revenue by Region
International	$886,982	36%	$1,044,834	62%	$(157,852)	(15%	)
North America	1,557,729	64%	627,959	38%	929,770	148%
Total revenue	$2,444,711	100%	$1,672,793	100%	$771,918	46%

     For the three months ended October 31, 2007, we recognized $2,441,711 in revenue compared to $1,672,793 for the three months ended October 31, 2006. This represents an increase of $771,918 or 46% from the same period last year, primarily attributable to the addition of software revenue from the acquisition of NewHeights. We recognized $2,042,133 in software revenue for the three months ended October 31, 2007 compared to $1,276,065 for the three months ended October 31, 2006, representing an increase of $766,068 or 60%, primarily attributable to the addition of software revenue from the acquisition of NewHeights. For the three months ended October 31, 2007, service revenue was $402,578 compared to $396,728 for the three months ended October 31, 2006. Service revenue was relatively flat quarter over quarter with NewHeights adding an insignificant amount of service revenue to the period. International revenue outside of North America decreased by 15% during the three months ended October 31, 2007 compared to the three months ended October 31, 2006, primarily due to fewer software sales in Europe. North American revenue increased by 148%, compared to the three months ended October 31, 2006, as a result of the addition of software revenue from the acquisition of NewHeights whose sales are focused on a North American customer.

	Six Months Ended October 31,
	2007		2006		Period-to-Period Change
		Percent of		Percent		Percent
		Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,811,141	77%	$2,685,784	78%	$125,357	5%
Service	860,361	23%	747,890	22%	112,471	15%
Total revenue	$3,671,502	100%	$3,433,674	100%	$237,828	7%

Revenue by Region
International	$1,667,219	45%	$1,992,407	58%	$(325,188)	(16%	)
North America	2,004,283	55%	1,441,267	42%	563,016	39%
Total revenue	$3,671,502	100%	$3,433,674	100%	$237,828	7%

     For the six months ended October 31, 2007, we recognized $3,671,502 in revenue compared to $3,433,674 for the six months ended October 31, 2006. This represents an increase of $237,828 or 7% from the same period last year. We recognized $2,811,141 in software revenue for the six months ended October 31, 2007 compared to $2,685,784 for the six months ended October 31, 2006, representing an increase of $125,357 or 5%. The slight increase in software revenue was due to the addition of software revenue from the acquisition of NewHeights offset by fewer large sales to major telecom companies compared to the same period last year. For the six months ended October 31, 2007, service revenue was $860,361 compared to $747,890 for the six months ended October 31, 2006. The increase of $112,471 in service revenue reflects the increase in services we provide primarily to our larger customers to support their deployed software. International revenue outside of North America declined by 16% during the six months ended October 31, 2007 compared to the six months ended October 31, 2006, being most impacted by fewer European software sales. North American revenue in the six months ended October 31, 2007 increased by 39% compared to the six months ended October 31, 2006, primarily as a result of the NewHeights acquisition and the associated software sales in this region.

Operating Expenses

Cost of Sales

Cost of sales for the three and six months ended October 31, 2007 and 2006 were as follows:

	October 31, 2007		October 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$701,371	29%	$353,364	21%	$348,007	94%
Six months ended	$1,062,529	28%	$798,212	23%	$264,317	31%

     Cost of sales was $701,371 for the three months ended October 31, 2007 compared to $353,364 recorded for the three months ended October 31, 2006. The increase in cost of sales of $348,007 was primarily due to the amortization of intangible assets of $295,231 included in the cost of sales, additional stock based compensation, and also due to a strengthening Canadian dollar which results in higher recorded U.S. dollar costs for costs incurred in Canadian dollars, offset by lower use of third party licensed technology.

     Cost of sales was $1,062,529 for the six months ended October 31, 2007 compared to $798,212 recorded for the six months ended October 31, 2006. The increase in cost of sales of $264,317 was primarily due to the amortization of intangible assets of $295,231, additional stock based compensation, and also due to a strengthening Canadian dollar which results in higher recorded U.S. dollar costs for costs incurred in Canadian dollars, offset by lower use of third party licensed technology.

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2007 and 2006 were as follows:

	October 31, 2007		October 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,112,119	45%	$436,329	26%	$675,790	155%
Six months ended	$1,567,002	43%	$754,937	22%	$812,065	108%

     Sales and marketing expenses were $1,112,119 for the three months ended October 31, 2007 compared to $436,329 recorded for the three months ended October 31, 2006. The increase of $675,790 was primarily attributable to increases in consulting fees, wages, stock based compensation and travel related expenses primarily due to the acquisition of NewHeights, as well as the strengthening of the Canadian dollar vis-à-vis the US dollar.

     Sales and marketing expenses were $1,567,002 for the six months ended October 31, 2007 compared to $754,937 recorded for the six months ended October 31, 2006. The increase of $812,065 was primarily attributable to increases in consulting fees, wages, stock based compensation and travel related expenses primarily due to the acquisition of NewHeights, as well as the strengthening of the Canadian dollar vis-à-vis the US dollar.

Research and Development

     Research and development expenses for the three and six months ended October 31, 2007 and 2006 were as follows:

	October 31, 2007		October 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,633,445	67%	$539,910	32%	$1,093,535	203%
Six months ended	$2,399,912	65%	$1,294,844	38%	$1,105,068	85%

     Research and development expenses were $1,633,445 for the three months ended October 31, 2007 compared to $539,910 for the three months ended October 31, 2006. Research and development expenses including wages and benefits, consulting, and stock-based compensation increased significantly compared to the prior period primarily with the addition of research and development personnel primarily as a result of the acquisition of NewHeights.

     Research and development expenses were $2,399,912 for the six months ended October 31, 2007 compared to $1,294,844 for the six months ended October 31, 2006. Research and development expenses including wages and benefits, consulting, and stock-based compensation increased significantly compared to the prior period primarily as a result of the acquisition of NewHeights and the additional research and development personnel.

General and Administrative

     General and administrative expenses for the three and six months ended October 31, 2007 and 2006 were as follows:

	October 31, 2007		October 31, 2006		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,831,642	75%	$543,613	32%	$1,288,029	237%
Six months ended	$2,556,168	70%	$1,233,285	36%	$1,322,883	107%

     General and administrative expenses for the three months ended October 31, 2007 were $1,831,642 compared to $543,613 for the three months ended October 31, 2006. The increase of $1,288,029 in general and administrative expenses was primarily attributable to increases in personnel and the associated compensation of personnel, and stock based compensation due to the acquisition of NewHeights.

     General and administrative expenses for the six months ended October 31, 2007 were $2,556,168 compared to $1,233,285 for the six months ended October 31, 2006. The increase of $1,322,883 in general and administrative expenses was primarily attributable to increases in personnel and the associated compensation of personnel, and stock based compensation due to the acquisition of NewHeights.

Restructuring Costs

     During the three and six months ended October 31, 2007, we recorded a restructuring charge of $182,107. Restructuring costs of $182,107 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of the NewHeights acquisition. There were no restructuring costs for the comparable three or six months ending October 31, 2006.

Interest and Other Income

     Interest income for the three months ended October 31, 2007 was $33,554 compared to $8,567 for the three months ended October 31, 2006 relating to higher average cash balances. Interest expense for the three months ended October 31, 2007 was $547,975 compared to $42,793 for the three months ended October 31, 2006. Interest expense during fiscal 2008 includes both a cash interest component of $2,222 and a non-cash component of $540,200 relating to the unaccreted debt discount on the date of conversion recorded as an additional interest expense.

     Interest income for the six months ended October 31, 2007 was $49,078 compared to $20,602 for the six months ended October 31, 2006. The increase relates to higher average cash balances. Interest expense for the six months ended October 31, 2007 was $688,552 compared to $85,789 for the six months ended October 31, 2006. Interest expense during fiscal 2008 includes both a cash interest component of $52,228 and a non-cash components of $90,570 relating to the accretion of the discount on the convertible debenture and $540,200 relating to the unaccreted debt discount on the date of conversion recorded as an additional interest expense.

Liquidity and Capital Resources

     As of October 31, 2007, we had $3,223,986 in cash compared to $1,680,220 at April 30, 2007, representing an increase of $1,543,766. Our working capital was $4,392,163 at October 31, 2007 compared to $1,897,581 at April 30, 2007, representing an increase of $2,494,582. Current assets increased by $3,869,823, during the six months ended October 31, 2007, while current liabilities increased by $1,375,241.

Operating Activities

     Our operating activities resulted in a net cash outflow of $3,083,962 for the six months ended October 31, 2007. This compares with a net cash outflow of $1,078,849 for the same period last year and represents a $2,005,113 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2007 was primarily a result of a net loss of $4,682,174 and an increase in receivables of $728,635, offset by a decrease in accounts payable of $240,276 and other non-cash items such as depreciation and amortization of $448,380, stock based compensation of $936,810 and a loss on the extinguishment of convertible debentures of $540,200. The convertible debentures were converted into shares of common stock on the close of the acquisition of NewHeights, requiring a write-off of the remaining discount at which the convertible debentures were recorded. Cash flows from operations include the cash flows from NewHeights from August 2, 2007, the date of acquisition.

Investing Activities

     Investing activities resulted in a net cash inflow of $2,428,983 for the six months ended October 31, 2007 primarily from cash acquired on acquisition of NewHeights, purchases of equipment and an increase in other assets consisting of costs related to the NewHeights transaction. This compares with a net cash outflow from investing activities of $210,791 for the same period last year which was primarily for purchases of equipment and deposits. At October 31, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,798,051 for the six months ended October 31, 2007 compared to a net cash outflow of $3,244 for the same period last year.

     On August 2, 2007, we announced the closing of the acquisition of NewHeights As part of the transaction, our investors completed an investment of $1,300,000 for 3.25 million shares of common stock at $0.40 per share, and entered into subscription agreements to raise an additional $4.2 million through the issuance of 10.5 million shares of common stock at $0.40 per share. On September 30, 2007 and November 2, 2007, $0.5 million and $1.7 million was invested with the remaining $1.0 million scheduled to be invested in each of two closings on February 2, 2008 and March 2, 2008.

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

Long Term Obligations

     On October 10, 2006, we entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $78,084 was made. On April 29, 2005, we entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,403 was made. On June 7, 2007, we entered into an agreement for investor relations consulting services, which commenced on June 7, 2007 and expires on December 7, 2007. On February 8, 2007, we entered into an agreement for public relations consulting services, which commenced on February 2007 and expires on January 31, 2008.

     Total rent and consultancy fees payable over the term of the agreements for the years ended April 30 is as follows

	Office	Investor	Public
	Lease	Relations	Relations
2008	$380,771	$10,800	$12,574
2009	761,541	–	–
2010	780,561	–	–
2011	794,147	–	–
2012	461,870	–	–
2013	93,554	–	–
	$3,272,444	$10,800	$12,574

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In October 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce our effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2007 , we had $103,000 of interest and penalties accrued associated with unrecognized tax benefits. We are subject to taxation in the U.S. and Canada. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. As of October 31, 2007, the amount of unrecognized tax benefits had increased by $72,007.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement.

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

     The Sales Practice Requirements of the Financial Industry Regulatory Authority, or FINRA may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3(A)T. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of October 31, 2007, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 4, 2007, we issued 4,866 shares of our common stock to a former employee of a subsidiary of our company upon the exercise of stock options at a price of $0.40 per share for proceeds of $1,946 in accordance with the terms of a stock option and subscription agreement dated August 2, 2007. The 4,866 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

     On November 2, 2007, we issued 500,000 shares of our common stock to Nairbo Investments Inc. at a price $0.40 per share for proceeds of $200,000 in accordance with the terms of a private placement subscription agreement. The 500,000 shares of our common stock were issued in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

     On November 2, 2007 we issued 3,750,000 shares of our common stock to Wesley Clover Corporation at a price of $0.40 per share for proceeds of $1,500,000 in accordance with the terms of a subscription agreement dated June 15, 2007. The 3,750,000 shares of common stock of our company were issued in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

     On November 6, 2007, we issued 12,218 shares of our common stock to a former employee of a subsidiary of our company upon the exercise of stock options at a price of $0.40 per share for proceeds of $4,887 in accordance with the terms of a stock option and subscription agreement dated August 2, 2007. The 12,218 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

     On December 13, 2007, we granted stock options to four employees to purchase an aggregate of 190,000 shares of our common stock at an exercise price of $0.45 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated December 13, 2007. We issued the stock options three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     On December 13, 2007, we entered into an employment agreement with Mark Bruk whereby we agreed to employ Mr. Bruk as the executive vice-chairman of our company, to assist our board of directors, our chief operating officer and our president with, among other things, formulating plans and developing conceptual strategies for expanding our business, advising on the implementation of such strategies, and advising on the development of new products and services, in consideration for: (i) an annual salary of CDN$180,000; (ii) the eligibility to receive incentive stock options and other equity incentives; (iii) entitlement to receive an annual cash bonus upon the achievement of certain milestones and objectives; (iv) benefits and perquisites commensurate with those received by other senior executive of our company; and (v) the reimbursement of certain prescribed expenses. The employment agreement may be terminated by: (i) our board of directors upon providing the prescribed notice and making the prescribed payments; or (ii) by our company upon the occurrence of certain prescribed events. Mr. Bruk may terminate the employment agreement for any reason upon providing us with six months’ written notice.

     Please review the employment agreement, attached hereto as Exhibit 10.38, for a complete description of all the terms and conditions of the employment agreement.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Certificate of Amendment to the Articles of Incorporation, dated August 9, 2007.

3.7	Certificate of Designation, dated August 9, 2007.

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

(10)	Material Contracts

10.1	Domain Name Assignment Agreement, dated May 2, 2003, between Broad Scope Enterprises, Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.2	Subscription Agreement, dated April 20, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.3	Subscription Agreement, dated May 1, 2003, between Broad Scope Enterprises Inc. and Hon Kit Ng (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.4	Subscription Agreement, dated May 2, 2003, between Broad Scope Enterprises Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.5	Form of Subscription Agreement between Broad Scope Enterprises Inc. and various private placement placees (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

10.6	Agreement and Plan of Merger among Broad Scope Enterprises Inc., Xten Networks, Inc., Broad Scope Acquisition Corp. and Mark Bruk (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.7	Agreement and Plan of Merger between Broad Scope Enterprises Inc. and Xten Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.8	Software Development Agreement between Xten Networks, Inc. (formerly Evove, Inc.) and Xten Networks (Canada) Inc. (formerly Xten Networks Inc.) (incorporated by reference from our Current Report on Form 8-K filed on May 10, 2004).

10.9	Debt Settlement and Subscription Agreement dated April 19, 2005 between Xten Networks, Inc. and Steven Bruk (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.10	Employment Agreement dated June 16, 2005 between Xten Networks R&D Inc. and Larry Timlick (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.11	Settlement Agreement and Release dated June 29, 2005 between Xtend Communications Corp. and Xten Networks, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2005).

10.12	Form of Amendment to Stock Option and Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.13	Form of Stock Option and Subscription Agreement for U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.14	Form of Stock Option and Subscription Agreement for Non-U.S. Persons (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.15	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.16	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.17	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006

(incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.18	Form of Subscription Agreement dated November 30, 2006, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.19	Form of Subscription Agreement dated November 30, 2006, between our company and KMB Trac Two Holdings Ltd (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.20	Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.21	Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.22	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated January 1, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 9, 2007).

10.23	Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated March 8, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 9, 2007).

10.24	Arrangement Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.25	Support and Lock Up Agreements between CounterPath Solutions, Inc and each of Owen Matthews and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.26	Subscription Agreement between CounterPath Solutions, Inc and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8K filed on June 18, 2007)

10.27	Amended Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated July 24, 2007.

10.28	Exchangeable Share Support Agreement between CounterPath Solutions, Inc. and 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.29	Voting and Exchange Trust Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and Valiant Trust Company dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.30	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.31	Form of Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.32	Installment Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.33	Loan Conversion Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.34	Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.35	Escrow Agreement among our company, Owen Matthews, Wesley Clover and Clark Wilson LLP dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.36	Employment Agreement between Greg Pelling and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.37	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.38*	Employment Agreement between Mark Bruk and CounterPath Corporation dated December 13, 2007.

(21)	Subsidiaries of CounterPath Corporation.

CounterPath Solutions R&D Inc. (incorporated in the Province of British Columbia, Canada)

NewHeights Software Corporation (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated under the Canadian Business Corporations Act)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Greg Pelling
Greg Pelling
Chief Executive Officer & Director
(Principal Executive Officer)
Date: December 17, 2007

By:	/s/ David Karp
David Karp
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 17, 2007