Form 10QSB
period 2008-01-31
COUNTERPATH CORP
filed 2008-03-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of March 10, 2008, there were 129,608,887 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
JANUARY 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$3,079,584	$1,680,220
Accounts receivable (net of allowance for doubtful accounts of
$197,922 and $56,817 respectively)	3,932,699	1,924,899
Prepaid expenses and deposits	546,613	129,534
Total current assets	7,558,896	3,734,653

Deposits - Note 9 and Note 12	403,615	74,613
Equipment	388,437	276,599
Intangible assets (net of accumulated amortization of $599,162
and $nil – Note 2(d) and 3)	5,533,770	–
Investment tax credits recoverable	233,582	–
Goodwill – Note 3	6,727,744	–
Other assets	129,494	25,716
Total Assets	$20,975,538	$4,111,581

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,496,182	$1,314,083
Due to related parties	20,853	25,417
Unearned revenue	658,189	408,188
Customer deposits	23,351	5,615
Warranty payable	105,404	83,769
Total current liabilities	3,303,979	1,837,072

Convertible debentures – Note 5	–	3,369,230
Unrecognized tax benefit – Note 2(c)	332,157	–
Total liabilities	3,636,136	5,206,302

Stockholders’ equity (capital deficit):
Preferred stock, $0.001 par value – Note 6
Authorized: 100,000,000
Issued and outstanding: January 31, 2008 – 1; April 30, 2007 – Nil	–	–
Common stock, $0.001 par value – Note 7
Authorized: 415,384,500
Issued and outstanding:
January 31, 2008 – 95,108,887; April 30, 2007 – 37,940,983	95,109	37,941
Additional paid-in capital	28,982,590	4,820,069
Accumulated deficit	(12,823,439)	(5,872,151)
Accumulated other comprehensive income (loss) – currency translation
adjustment	1,085,142	(80,580)
Total stockholders’ equity (capital deficit)	17,339,402	(1,094,721)
Liabilities and Stockholders’ Equity	$20,975,538	$4,111,581

Going concern (Note 2)
New accounting pronouncements (Note 2(c))
Commitments and contingent liability (Notes 9 and 10)
Subsequent events (Note 13)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenue – Note 8:
Software	$1,698,829	$653,332	$4,509,969	$3,339,116
Service	935,934	354,250	1,796,295	1,102,140
Total revenue	2,634,763	1,007,582	6,306,264	4,441,256
Operating expenses:
Cost of sales (includes amortization of
intangibles of $303,931 and $599,162- Note	771,178	337,009	1,833,707	1,135,221
2(d))
Sales and marketing	1,016,758	409,856	2,583,761	1,164,793
Research and development	1,545,630	647,664	3,945,543	1,942,508
General and administrative	1,589,055	581,446	4,145,223	1,806,663
Restructuring cost - Note 11	–	–	182,107	–
Total operating expenses	4,922,621	1,975,975	12,690,341	6,049,185
Loss from operations	(2,287,858)	(968,393)	(6,384,077)	(1,607,929)
Interest and other income (expense), net
Interest income	87,707	17,485	136,786	38,087
Interest expense - Notes 4 and 5	(1,258)	(394,969)	(689,810)	(480,758)
Loss on sale of assets	–	(1,169)	–	(9,237)
Foreign exchange gain	4,709	–	58,226	–
Net loss for the period	$(2,196,700)	$(1,347,046)	$(6,878,875)	$(2,059,837)
Other comprehensive income:
Foreign currency translation adjustments	(522,573)	(31,462)	1,165,722	(22,231)
Comprehensive loss	$(2,719,273)	$(1,378,508)	$(5,713,153)	$(2,082,068)
Net loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.06)
Weighted average common
shares outstanding:	94,939,745	37,940,983	74,127,654	37,936,135

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net loss for the period	$(6,878,875)	$(2,059,837)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	240,821	207,141
Amortization of intangible assets	599,162	–
Stock-based compensation -note 7	1,235,514	653,215
Accretion of convertible debenture discount - Note 5	90,570	97,500
Loss on conversion of convertible debentures	540,200	289,252
Changes in assets and liabilities:
Accounts receivable	(456,424)	(1,696,778)
Prepaid expenses and deposits	(403,000)	(50,162)
Accounts payable and accrued liabilities	268,463	339,241
Unearned revenue	250,001	204,701
Customer deposits	18,358	54,962
Warranty payable	21,635	17,262
Net cash used in operating activities	(4,473,575)	(1,943,503)

Cash flows from investing activities:
Cash acquired on acquisition of NewHeights, net of transaction costs	2,517,365	–
Purchase of equipment	(51,954)	(177,494)
Deposits	(329,002)	(70,413)
Increase in other assets	(101,503)	(14,565)
Net cash provided by (used in) investing activities	2,034,906	(262,472)

Cash flows from financing activities:
Common stock issued	3,506,832	9,954
Convertible debenture issued	–	2,000,000
Decrease in due to related parties	(4,564)	(9,096)
Net cash provided by (used in) financing activities	3,502,268	2,000,858

Foreign currency translation effect on cash	335,765	(22,231)

Increase (decrease) in cash	1,399,364	(227,348)

Cash, beginning of the period	1,680,220	2,369,021
Cash, end of the period	$3,079,584	$2,141,673

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,222	$64,483
Common stock and stock options issued in connection with the
acquisition of NewHeights Software Corporation	$15,477,343	$–
Convertible debentures converted into common stock	$4,000,000	$–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the Nine Months Ended January 31, 2008
(Stated in U.S. Dollars)

	Common shares		Preferred Shares				Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, May 1, 2007	37,940,983	$37,941	–	$–	$4,820,069	$(5,872,151)	$(80,580)	$(1,094,721)
Shares issued: Common
Acquisition of NewHeights – Note 3	38,400,820	38,401			15,138,460			15,176,861
Conversion of debentures – Note 5	10,000,000	10,000			3,990,000			4,000,000
Private placement – Note 3	8,750,000	8,750			3,491,250			3,500,000
Exercise of stock options	17,084	17			6,815	–	–	6,832
Fair value of vested stock options					300,482	–	–	300,482
exchanged – Note 3
Shares issued: Preferred			1	–	–	–	–	–
Stock-based compensation - Note 7					1,235,514	–	–	1,235,514
Net loss for the period						(6,878,875)	–	(6,878,875)
Foreign currency translation adjustment						–	1,165,722	1,165,722
Cumulative-effect adjustment – Note 2(c)						(72,413)	–	(72,413)

Balance, January 31, 2008 (Unaudited)	95,108,887	$95,109	1	$–	$28,982,590	$(12,823,439)	$1,085,142	$17,339,402

See accompanying notes to the consolidated financial statement

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (formerly CounterPath Solutions, Inc.) (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. On August 2, 2007, the Company completed the acquisition of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from a subsidiary of the Company that are exchangeable into 1,849,180 shares of common stock of the Company. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction (Note 3). On February 5, 2008 NewHeights Software Corporation and CounterPath Solutions R&D Inc. were amalgamated under the name CounterPath Technologies Inc.

The Company provides Voice over Internet Protocol software and related services to customers in North America, Central and South America, Europe and Asia.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2008, the Company has not yet achieved profitable operations and had an accumulated deficit of $12,823,439 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2009 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to increase revenues from operations.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies as follows:

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern – (cont’d)

a)	Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, CounterPath Solutions R&D Inc., incorporated under the laws of the province of British Columbia, Canada, NewHeights Software Corporation, continued under the Canada Business Corporation Act and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation are included from August 2, 2007, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

Operating results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

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

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more- likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on May 1, 2007. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties accrued on unrecognized tax benefits within income tax expense. As of January 31, 2008, we had $117,750 of interest and penalties accrued associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and Canada. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002.

As of January 31, 2008, the amount of unrecognized tax benefits had increased by $86,795.

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

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We have adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. Goodwill of $6,339,717 (CDN$6,704,947) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 (Note 3). Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the period ended January 31, 2008.

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 (Note 3). The intangible assets are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer asset of $2,283,908 (CDN$2,431,500). Subsequent to acquisition, the acquired technologies will be amortized based on their estimated useful life of four years and the customer asset will be amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset. These assets have accumulated amortization at January 31, 2008 of $599,162. The expected aggregate amortization for the acquired technologies for years ended April 30, 2008 to 2012 is $686,389, $915,185, $915,185, $915,185 and $228,796, respectively. The expected aggregate amortization for the customer asset for the years ended April 30, 2008 to 2013 is $212,629, $467,345, $522,838, $538,223 ,$465,698 and $213,290, respectively.

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

On August 2, 2007, the Company acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 38,400,820 shares of the Company’s common stock and 1,849,180 preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable into 1,849,180 shares of common stock of the Company. Upon closing, the Company’s convertible debenture holders converted their existing debentures in the amount of $4 million into 10 million shares of common stock pursuant to the terms of the convertible debenture agreement (Note 5). In addition, the Company completed a private placement of $1.3 million, $0.5 million and $1.7 million on August 2, 2007, September 30, 2007 and November 2, 2007, respectively, issuing a total of 8.75 million shares of common stock at $0.40. The Company also entered into subscription agreements with investors to raise an additional $2.0 million through the issuance of 5 million shares of common stock at $0.40 per share, which were completed on February 2, 2008 and March 2, 2008 respectively.

Concurrent with the transaction, the Company issued 4,288,504 replacement employee options to former optionees of NewHeights. Included in the nine months ending January 31, 2008 statement of operations is a $388,786 compensation charge (being the incremental fair value of the vested options) recorded in association with the issuance of these options.

The Company acquired NewHeights to gain access to NewHeights’ technology and customer base. NewHeights has a portfolio of standards based software applications aimed at simplifying and enhancing real-time communications over the internet.

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

The fair value of common shares issued is based on the weighted average closing common share price for the five trading days prior to, and the five trading days after the announcement of acquisition. The Black- Scholes option pricing model has been used to determine the fair value of the surrendered options of NewHeights granted to former optionees of NewHeights as of the transaction date of August 2, 2007.

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

The following table presents unaudited pro forma results of operations for the three and nine months ended January 31, 2008, as if the acquisition had occurred on May 1, 2006.

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2008	2007	2008	2007

Revenue	$2,634,763	$1,668,039	$6,306,264	$5,661,810

Net loss for the period	$(2,196,700)	$(3,494,241)	$(9,302,619)	$(7,105,038)

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.11)	$(0.08)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 4	Related Party Transactions

During the three and nine months ended January 31, 2008 and 2007, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

		Three Months Ended			Nine Months Ended
		January 31,			January 31,
		2008		2007	2008		2007

Interest on convertible debenture	$	Nil		$34,167	$40,000		$85,278
Lease payment		$20,853	$	Nil	$78,719	$	Nil

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties. The amounts due to these related parties at January 31, 2008 are unsecured, non-interest bearing and have no stated terms of repayment.

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). The Company’s wholly-owned subsidiary, NewHeights has entered into a distribution agreement with Mitel on June 15, 2004 and has amended such agreement on August 7, 2007. The agreement renews automatically for one-year periods and contains termination rights of both parties. Under the terms of this distribution agreement, the Company earns a specified fee from Mitel based on the number of product licenses sold to Mitel.

The Company, through its wholly-owned subsidiary, NewHeights receives royalties of $0.52 (CDN$0.50) for each phone product sold by Mitel with session initiation protocol technology that was transferred to Mitel in April 2006 by NewHeights up to a maximum of approximately US$1,362,100 (CDN$1,300,000).

The Company’s software license revenue for the three and nine months ended January 31, 2008, pursuant to the terms of this distribution agreement, was $500,000 and $1,480,500.

As at January 31, 2008, the Company has an accounts receivable balance from Mitel of $905,933 (April 30, 2007 - $nil).

In addition, during the three and nine months ended January 31, 2008, the Company reimbursed Mitel for certain expenses on behalf of the Company and another related corporation to Mitel totaling $49,786 (April 30, 2007 - $nil) and the Company was paid $12,199 by the related corporation to Mitel. As at January 31, 2008, the Company had an accounts payable balance to Mitel of $20,853 (April 30, 2007 - $nil).

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

During the three and nine months ended January 31, 2008, the Company recorded an accretion expense of $nil (2006 - $17,491) and $90,570 (2006 - $34,593) respectively on this discount.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Preferred Stock

On August 2, 2007, the Company entered into a voting and exchange trust agreement among its subsidiary, 6789722 Canada Inc., and Valiant Trust Company whereby the Company issued and deposited with Valiant Trust a special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee for and on behalf of the registered holders from time to time of the preferred shares of 6789722 Canada Inc. Each preferred share of 6789722 Canada Inc. is exchangeable into one share of common stock of the Company at the election of the shareholder, or, in certain circumstances, of the Company.

Note 7	Common Stock

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. On August 2, 2007, the Company issued 4,288,504 stock options to former optionees of NewHeights Software Corporation (“New Heights”) to replace their existing options. The replacement options were granted at $0.40 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered NewHeights options of $300,482 was included in the purchase price of NewHeights and a compensation charge of $388,786 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options. The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plans are 4,000,000 under the 2004 Stock option plan and 21,300,000 under the 2005 Stock option plan.

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

Stock Options – (cont’d)

The weighted-average fair value of options granted during the nine months ended January 31, 2008 and 2007 were $0.22 and $0.35 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months	Nine Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Risk-free interest rate	4.75%	4.85%
Expected volatility	69.6%	83.2%
Expected term	4.7 yrs	5.8 yrs
Dividend yield	0%	0%
Weighted average fair value	$ 0.22	$ 0.35

The following is a summary of the status of the Company’s stock options as of January 31, 2008 and the stock option activity during the nine months ended January 31, 2008:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2007	13,468,100	$0.46
Granted	1,000,000	$0.38
Issued to NewHeights’ former optionees	4,288,504	$0.40
Exercised	(17,084)	$0.40
Forfeited	(923,406)	$0.39
Cancelled	(363,793)	$0.38
Outstanding at January 31, 2008	17,452,321	$0.45

Exercisable at January 31, 2008	9,779,513	$0.47
Exercisable at April 30, 2007	4,664,437	$0.54

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2008.

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.30	200,000	$16,000	August 1, 2016	70,833	$5,667
$0.34	575,000	23,000	May 1, 2012	95,833	3,833
$0.38	165,000	–	October 1, 2011	51,563	–
$0.39	8,390,000	–	Sept. 7, 2010 to January 10, 2016	4,698,098	–
$0.40	4,199,221	–	March 2, 2008 to June 15,2015	3,029,602	–
$0.43	1,200,000	–	September 7, 2016	400,000	–
$0.45	190,000	–	December 13, 2012
$0.56	250,000	–	February 20, 2016	119,792	–
$0.59	300,000	–	July 26, 2016	112,500	–
$0.61	983,100	–	May 23, 2016	409,625	–
$0.67	275,000	–	June 13, 2010 to July 11, 2016	150,000	–
$0.68	100,000	–	April 10, 2016	43,750	–
$0.75	50,000	–	March 3, 2016	22,917	–
$1.07	150,000	–	March 29, 2010	150,000	–
$1.17	175,000	–	February 22, 2010	175,000	–
$1.58	150,000	–	October 24, 2009	150,000	–
$1.87	100,000	–	July 21, 2009	100,000	–

January 31, 2008	17,452,321	$39,000		9,779,513	$9,500

April 30, 2007	13,468,100	$10,200		4,664,437	$1,700

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.38 per share as of January 31, 2008 (April, 2007 – $0.34), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2008 was 166,666 (April 30, 2007 – 42,500). As of January 31, 2008 approximately 9.8 million outstanding options (April 30, 2007 – 4.7 million) were vested and exercisable, and the weighted average exercise price was $0.47 (April 30, 2007 – $0.54) . The total intrinsic value of options exercised during the nine months ended January 31, 2008 was $341 (2007 – $nil). The grant date fair value of options vested during the nine months ended January 31, 2008 was $ 1,373,988 (April 30, 2007 – $1,323,055).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2008.

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2007	8,803,663	$0.32
Granted	5,288,504	$0.22
Vested	(5,495,953)	$0.25
Forfeited	(923,406)	$0.25
Non-vested options at January 31, 2008	7,672,808	$0.31

As of January 31, 2008 there was $1,975,545 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Cost of sales	$14,247	$10,660	$60,143	$41,609
Sales and marketing	26,821	18,358	140,686	60,316
Research and development	97,517	42,697	359,377	196,513
General and administrative	160,119	86,782	675,308	354,777
Total stock-based compensation	$298,704	$158,497	$1,235,514	$653,215

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

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
North America	$1,067,401	$396,299	$3,071,683	$1,837,566
Europe	529,538	464,372	1,768,224	2,043,514
Asia	110,266	21,680	227,344	302,759
Central and South America	915,857	35,504	1,211,059	156,089
Other	11,701	89,727	27,954	101,328
	$2,634,763	$1,007,582	$6,306,264	$4,441,256

Contained within the results for North America are revenues from the United States of $467,229 and $563,120 for the three months ended January 31, 2008 and 2007, respectively. Contained within the results of Europe are revenues from the United Kingdom of $155,407 and $278,644 for the three months ended January 31, 2008 and 2007, respectively.

All of the Company’s long-lived assets are located in Canada.

Revenue from significant customers for the three and nine months ended January 31, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Customer A	31%	–	13%	–
Customer B	20%	–	25%	–
Customer C	6%	27%	10%	22%
Customer D	–	24%	–	8%
Customer E	–	14%	–	5%
Customer F	–		–	10%
	57%	65%	48%	45%

Accounts receivable balances for Customer A were $930,500 as at January 31, 2008 and $nil as at April 30, 2007. Accounts receivable balances for Customer B were $905,933 as at January 31, 2008 and $nil as at April 30, 2007. Accounts receivable balances for Customer C were $254,671 as at January 31, 2008 and $371,485 as at April 30, 2007. Accounts receivable balances for Customer D were $327,217 as at January 31, 2008 and $341,927 as at April 30, 2007 Accounts receivable balances for Customer E were $nil as at January 31, 2008 and $nil as at April 30, 2007 Accounts receivable balances for Customer F were $312,505 as at January 31, 2008 and $347,222 as at April 30, 2007.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 9	Commitments

a)	On July 10, 2006, the Company entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $86,785 was made.

b)	On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,403 was made.

Total rent payable over the term of the agreements for the years ended April 30 are as follows:

Office Lease
2008	$182,318
2009	729,271
2010	747,485
2011	760,495
2012	442,298
2013	89,590
$2,951,457

Note 10	Contingent Liability

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

The Company accounts for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of the Company’s post acquisition activities, we incurred restructuring costs of $nil and $182,107 during the three months and nine months ended January 31, 2008. Restructuring costs of $182,107 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of the NewHeights Software Corporation acquisition. At January 31, 2008, we had a restructuring accrual for severance in the amount of $nil.

Note 12	Deposits

The Company paid $300,000 to Bridgeport Networks as a deposit towards the purchase of the company, as set out in the Agreement of Merger and plan of Reorganization (Note 13(b)).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)
(Unaudited)

Note 13	Subsequent Events

a)

On February 1, 2008, the Company announced that it had acquired FirstHand Technologies Inc. (“FirstHand”) through the issuance of 29,500,000 shares of the Company’s common stock. Concurrent with the transaction, the Company issued 1,395,632 replacement employee options to former optionees of FirstHand. These options entitle the holders thereof the right to purchase one common share for each option held at $0.38 per share. These options expire over various periods ending on June 26, 2017 and generally vest over three years from original issuance. Concurrent with the issuance of the options, the Board of Directors of the Company amended the Company’s 2005 Stock option plan to increase the amount of stock options available for grant under the plan from 15,000,000 to 21,300,000.

b)

On February 1, 2008, the Company entered into and closed an Agreement of Merger and Plan of Reorganization with CounterPath Acquisition Corp., (a wholly-owned Delaware subsidiary,) Bridgeport Networks, Inc., (a private Delaware corporation), and certain shareholders of Bridgeport Networks as set out in the merger agreement.

Prior to the entry into the merger agreement, the Company incorporated CounterPath Acquisition for the sole purpose of acquiring Bridgeport Networks by way of merger. On February 1, 2008, following the filing of a Certificate of Merger, CounterPath Acquisition was merged with and into Bridgeport Networks, with Bridgeport Networks carrying on as the surviving corporation. Following the effective time of the merger, and by operation of law, all of the issued and outstanding shares of Bridgeport Networks were cancelled and the surviving corporation became a wholly-owned subsidiary of the Company. The Company acquired all of the issued and outstanding shares of Bridgeport Networks by way of merger in consideration for the assumption of all of the assets and liabilities of Bridgeport Networks.

c)

On February 2, 2008, the Company completed a private placement of $1.0 million through the issuance of 2.5 million shares of common stock at $0.40 to a related party. The private placement was previously committed to, and conditional on, the acquisition of NewHeights Software Corporation which closed on August 2, 2007.

d)

On March 3, 2008, the Company completed a private placement of $1.0 million through the issuance of 2.5 million shares of common stock at $0.40 to a related party. The private placement was previously committed to, and conditional on, the acquisition of NewHeights Software Corporation which closed on August 2, 2007.

On March 12, 2008, the Company granted stock options to twenty-three employees to purchase an aggregate of 1,053,227 shares of common stock at an exercise price of $0.37 per share, exercisable for a period of five years pursuant to the Company’s 2005 Amended and Restated Stock Option Plan. 833,227 options vest in the amount of 50% on the date of grant and then beginning in the second month at 1/48 per month for 48 months, at which time the options are fully vested. 220,000 options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

          The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.

          In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in “Risk Factors” and elsewhere in this quarterly report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

          On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 38,400,820 shares of our common stock and 1,849,180 preferred shares issued from a subsidiary of our company, which preferred shares are exchangeable into 1,849,180 shares of common stock. On October 17, 2007, we changed our name from CounterPath Solutions, Inc. to CounterPath Corporation.

          On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 29,500,000 shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of Bridgeport Networks, Inc. by way of merger in consideration for the assumption of all of the assets and liabilities of Bridgeport Networks.

Business of CounterPath

          Our business focuses on the design, development and sale of software and related services and hardware for voice over internet protocol or VoIP applications. VoIP is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). Our software applications are based on session initiation protocol which is the recognized standard for interactive end points that involve multimedia elements such as voice, video, instant messaging, and presence (the ability to monitor a person's availability). Users of our software in combination with voice over internet protocol service are able to communicate and make voice and video calls from a device running our software. Our software has been designed to run in multiple operating environments such as Windows 2000, Windows XP, Mac OS X, Linux and Windows Mobile 5 (used for personal digital assistants or PDA's).

         Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over internet protocol (VoIP) services. Customers that we are targeting include large incumbent telecom providers, telecom original equipment manufacturers, large equipment providers and internet telephony service providers. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our recent acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. expand the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

Revenue

          We derive revenue from the sale of software licenses and software customization, USB sticks on which our software operates and services associated with software such as technical support services, implementation and training. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

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

          Cost of sales primarily consists of (a) payments to third party vendors for compression/decompression software known as codecs, (b) salaries and benefits related to personnel, (c) related overhead, (d) costs of USB sticks on which our software resides, (e) billable and non-billable travel, lodging, and other out-of-pocket expenses, (f) amortization of capitalized software that is implemented into our products, (g) amortization of intangible assets, and (h) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation comprising acquired technologies and a customer asset. The acquired technologies are amortized over four years on a straight-line basis and the customer assets are amortized based on the Company’s estimate of cash flows from those technologies, which is approximately five years.

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

          Research and development expense consists primarily of (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing, and (e) other related overhead. To date, all of our research and development costs have been expensed as incurred. We expect research and development expense to increase for the foreseeable future and to decrease as a percentage of total revenue in the future.

          General and administrative expense consists primarily of (a) salaries and personnel costs including stock-based compensation related to our executive, finance, human resource and information technology functions, (b) accounting, legal and regulatory fees, and (c) other related overhead.

          Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At January 31, 2008 we have a restructuring accrual for severance of $nil.

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

          In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. For distribution and reseller arrangements, fees are fixed or determinable and collection probable when there are no rights to exchange or return and fees are not dependable upon payment from the end-user. If any of these criteria are not met, revenue is deferred until such time that all criteria have been met.

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

          The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the nine months ended January 31, 2008 was 69.6%. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the nine months ended January 31, 2008 was 4.7 years. For the nine months ended January 31, 2008, the weighted-average risk free interest rate used was 4.75% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2008 in determining the expense recorded in our consolidated statement of operations.

          Cost of sales and operating expenses include stock-based compensation expense. For the three months ended January 31, 2008, we recorded an expense of $298,704 in connection with share-based payment awards. A future expense of non-vested options of $1,975,545 is expected to be recognized over a weighted-average period of 1.3 years.

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

Results of Operations

          Our operating activities during the three months ended January 31, 2008 consisted primarily of selling our IP telephony software to telecom companies and IP telephony service providers, which provide IP telephony services to end users, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended January 31,
	2008		2007		Period-to-Period Change
		Percent of		Percent		Percent
		Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,698,829	64%	$653,332	65%	$1,045,497	160%
Service	935,934	36%	354,250	35%	581,684	164%
Total revenue	$2,634,763	100%	$1,007,582	100%	$1,627,181	161%

Revenue by Region
International	$1,567,362	59%	$611,283	61%	$956,079	156%
North America	1,067,401	41%	396,299	39%	671,102	169%
Total revenue	$2,634,763	100%	$1,007,582	100%	$1,627,181	161%

          For the three months ended January 31, 2008, we recognized $2,634,763 in revenue compared to $1,007,582 for the three months ended January 31, 2007. This represents an increase of $1,627,181 or 161% from the same period last year, of which $500,000 is attributable to the addition of software revenue from the acquisition of NewHeights. We recognized $1,698,829 in software revenue for the three months ended January 31, 2008 compared to $653,332 for the three months ended January 31, 2007, representing an increase of $1,045,497 or 160%, of which $500,000 is attributable to the addition of software revenue from the acquisition of NewHeights. For the three months ended January 31, 2008, service revenue was $935,934 compared to $354,250 for the three months ended January 31, 2007, representing an increase of $581,684 or 164%, primarily attributable to a general increase in service revenue to other customers. International revenue outside of North America increased by 156% during the three months ended January 31, 2008 compared to the three months ended January 31, 2007, primarily due to increased sales in Central America and Europe. North American revenue increased by 169% for the three months ended January 31, 2008, compared to the three months ended January 31, 2007, as a result of the addition of software revenue from the acquisition of NewHeights whose sales are focused on a North American customer.

	Nine Months Ended January 31,
	2008		2007		Period-to-Period Change
	Percent of			Percent		Percent
	Total			of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,509,969	72%	$3,339,116	75%	$1,170,853	35%
Service	1,796,295	28%	1,102,140	25%	694,155	63%
Total revenue	$6,306,264	100%	$4,441,256	100%	$1,865,008	42%

Revenue by Region
International	$3,234,581	51%	$2,603,690	59%	$630,891	24%
North America	3,071,683	49%	1,837,566	41%	1,234,117	67%
Total revenue	$6,306,264	100%	$4,441,256	100%	$1,865,008	42%

          For the nine months ended January 31, 2008, we recognized $6,306,264 in revenue compared to $4,441,256 for the nine months ended January 31, 2007. This represents an increase of $1,865,008 or 42% from the same period last year. We recognized $4,509,969 in software revenue for the nine months ended January 31, 2008 compared to $3,339,116 for the nine months ended January 31, 2007, representing an increase of $1,170,853 or 35%. The increase in software revenue was primarily due to the addition of software revenue from the acquisition of NewHeights. For the nine months ended January 31, 2008, service revenue was $1,796,295 compared to $1,102,140 for the nine months ended January 31, 2007. The increase of $694,155 or 63% in service revenue reflects the increase in services we provide primarily to our larger customers to support their deployed software. International revenue outside of North

America increased by 24% during the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007, primarily due to European and Central American software sales. North American revenue during the nine months ended January 31, 2008 increased by 67% compared to the nine months ended January 31, 2007, primarily as a result of the NewHeights acquisition and the associated software sales in this region.

Operating Expenses

Cost of Sales

          Cost of sales for the three and nine months ended January 31, 2008 and 2007 were as follows:

	January 31, 2008		January 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$771,178	30%	$337,009	33%	$434,169	129%
Nine months ended	$1,833,707	29%	$1,135,221	26%	$698,486	62%

          Cost of sales was $771,178 for the three months ended January 31, 2008 compared to $337,009 for the three months ended January 31, 2007. The increase in cost of sales of $434,169 was primarily due to the amortization of intangible assets of $303,931 included in the cost of sales, additional stock based compensation, and also due to a strengthening Canadian dollar which results in higher recorded U.S. dollar costs for costs incurred in Canadian dollars.

          Cost of sales was $1,833,707 for the nine months ended January 31, 2008 compared to $1,135,221 for the nine months ended January 31, 2007. The increase in cost of sales of $698,486 was primarily due to the amortization of intangible assets of $599,162, additional stock based compensation, and also due to a strengthening Canadian dollar which results in higher recorded U.S. dollar costs for costs incurred in Canadian dollars, offset by lower use of third party licensed technology.

Sales and Marketing

          Sales and marketing expenses for the three and nine months ended January 31, 2008 and 2007 were as follows:

	January 31, 2008		January 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,016,758	40%	$409,856	41%	$606,902	148%
Nine months ended	$2,583,761	42%	$1,164,793	26%	$1,418,968	122%

          Sales and marketing expenses were $1,016,758 for the three months ended January 31, 2008 compared to $409,856 for the three months ended January 31, 2007. The increase of $606,902 was primarily attributable to increases in consulting fees, wages, stock based compensation and travel related expenses primarily due to the acquisition of NewHeights, as well as the strengthening of the Canadian dollar vis-à-vis the US dollar.

          Sales and marketing expenses were $2,583,761 for the nine months ended January 31, 2008 compared to $1,164,793 for the nine months ended January 31, 2007. The increase of $1,418,968 was primarily attributable to increases in consulting fees, wages, stock based compensation and travel related expenses primarily due to the acquisition of NewHeights, as well as the strengthening of the Canadian dollar vis-à-vis the US dollar.

Research and Development

          Research and development expenses for the three and nine months ended January 31, 2008 and 2007 were as follows:

	January 31, 2008		January 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,545,630	61%	$647,664	64%	$897,966	139%
Nine months ended	$3,945,543	63%	$1,942,508	44%	$2,003,035	103%

          Research and development expenses were $1,545,630 for the three months ended January 31, 2008 compared to $647,664 for the three months ended January 31, 2007. Research and development expenses including wages and benefits, consulting, and stock-based compensation increased significantly compared to the prior period primarily with the addition of research and development personnel as a result of the acquisition of NewHeights.

          Research and development expenses were $3,945,543 for the nine months ended January 31, 2008 compared to $1,942,508 for the nine months ended January 31, 2007. Research and development expenses including wages and benefits, consulting, and stock-based compensation increased significantly compared to the prior period primarily as a result of the acquisition of NewHeights and the additional research and development personnel.

General and Administrative

          General and administrative expenses for the three and nine months ended January 31, 2008 and 2007 were as follows:

	January 31, 2008		January 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,589,055	62%	$581,446	58%	$1,007,609	173%
Nine months ended	$4,145,223	67%	$1,806,663	41%	$2,338,560	129%

          General and administrative expenses for the three months ended January 31, 2008 were $1,589,055 compared to $581,446 for the three months ended January 31, 2007. The increase of $1,007,609 in general and administrative expenses was primarily attributable to increases in personnel and the associated compensation of personnel, and stock based compensation due to the acquisition of NewHeights.

          General and administrative expenses for the nine months ended January 31, 2008 were $4,145,223 compared to $1,806,663 for the nine months ended January 31, 2007. The increase of $2,338,560 in general and administrative expenses was primarily attributable to increases in personnel and the associated compensation of personnel, and stock based compensation due to the acquisition of NewHeights.

Restructuring Costs

          During the nine months ended January 31, 2008, we recorded restructuring costs of $182,107. Restructuring costs of $182,107 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of the NewHeights acquisition. There were no restructuring costs for the three months ended January 31, 2008 or nine months ending January 31, 2007.

Interest and Other Income

          Interest income for the three months ended January 31, 2008 was $87,707 compared to $17,485 for the three months ended January 31, 2007 relating to higher average cash balances. Interest expense for the three months ended January 31, 2008 was $1,258 compared to $105,717 for the three months ended January 31, 2007 as a result of the convertible debentures being converted into equity in the prior quarter.

          Interest income for the nine months ended January 31, 2008 was $136,786 compared to $38,087 for the nine months ended January 31, 2007. The increase relates to higher average cash balances. Interest expense for the nine months ended January 31, 2008 was $689,810 compared to $191,506 for the nine months ended January 31, 2007. Interest expense during fiscal 2008 includes both a cash interest component of $52,228 and a non-cash component of $90,570 relating to the accretion of the discount on the convertible debenture and $540,200 relating to the unaccreted debt discount on the date of conversion recorded as an additional interest expense.

Liquidity and Capital Resources

          As at January 31, 2008, we had $3,079,584 in cash compared to $1,680,220 at April 30, 2007, representing an increase of $1,399,364. Our working capital was $4,254,917 at January 31, 2008 compared to $1,897,581 at April 30, 2007, representing an increase of $2,357,336. Current assets increased by $3,824,243, during the nine months ended January 31, 2008, while current liabilities increased by $1,466,907.

Operating Activities

          Our operating activities resulted in a net cash outflow of $4,473,575 for the nine months ended January 31, 2008. This compares with a net cash outflow of $1,943,503 for the same period last year and represents a $2,530,072 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2008 was primarily a result of a net loss of $6,878,875, receivables of $454,624, and prepaid expenses and deposits of $403,000, offset by a decrease in accounts payable of $268,463 and other non-cash items such as depreciation and amortization of $240,821, amortization of intangible assets of $599,162, stock based compensation of $1,235,514, accretion of convertible debenture discount of $90,570 and a loss on the extinguishment of convertible debentures of $540,200. The convertible debentures were converted into shares of common stock on the close of the acquisition of NewHeights, requiring a write-off of the remaining discount at which the convertible debentures were recorded. Cash flows from operations include the cash flows from NewHeights from August 2, 2007, the date of acquisition.

Investing Activities

          Investing activities resulted in a net cash inflow of $2,034,906 for the nine months ended January 31, 2008 primarily from cash acquired on acquisition of NewHeights, offset by purchases of equipment and an increase in other assets consisting of costs related to the NewHeights transaction. This compares with a net cash outflow from investing activities of $262,472 for the nine months ended January 31, 2007 which was primarily for purchases of equipment and deposits. The Company paid $300,000 to Bridgeport Networks as a deposit towards the purchase of the company, as set out in the Agreement of Merger and plan of Reorganization. At January 31, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $3,502,268 for the nine months ended January 31, 2008 compared to a net cash inflow of $2,000,858 for the same period last year.

          On August 2, 2007, we announced the closing of the acquisition of NewHeights. As part of the transaction, our investors completed an investment of $1.3 million, for 3.25 million shares of common stock at $0.40 per share, and entered into subscription agreements to raise an additional $4.2 million through the issuance of 10.5 million shares of common stock at $0.40 per share over five months. On September 30, 2007, November 2, 2007, February 2, 2008 and March 2, 2008, $0.5 million, $1.7 million, $1.0 million and $1.0 million, respectively, was invested at $0.40 per share.

          On February 1, 2008, we announced the closing of the acquisition of FirstHand Technologies Inc. through the issuance of 29.5 million shares of our common stock. On closing, FirstHand had cash of approximately $5.9 million and net working capital of approximately $6.4 million.

          We believe that our current working capital and anticipated proceeds from the investments as part of the NewHeights and First Hand transactions and our cash flows will be sufficient to fund our combined operations for the next eighteen months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

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

Total rent payable over the term of the agreements for the years ended April 30 is as follows:

Office
Lease
2008	$182,318
2009	729,271
2010	747,485
2011	760,495
2012	442,298
2013	89,590
$2,951,457

Off-Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

          In October 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $72,413 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $245,362. Of this amount, $245,362 represents the amount that would reduce our effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of January 31, 2008, we had $117,750 of interest and penalties accrued associated with unrecognized tax benefits. We are subject to taxation in the U.S. and Canada. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. As of January 31, 2008, the amount of unrecognized tax benefits had increased by $86,794.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement.

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

          The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

          In addition, the “penny stock” rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3(A)T. Controls and Procedures

          As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of January 31, 2008 or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On February 2, 2008 we issued 2,500,000 shares of our common stock to Wesley Clover Corporation at a price of $0.40 per share for proceeds of $1,000,000 in accordance with the terms of a subscription agreement dated June 15, 2007. The 3,750,000 shares of common stock of our Company were issued in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

          On March 3, 2008 we issued 2,500,000 shares of our common stock to Wesley Clover Corporation at a price of $0.40 per share for proceeds of $1,000,000 in accordance with the terms of a subscription agreement dated June 15, 2007. The 3,750,000 shares of common stock of our Company were issued in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

          On March 12, 2008, we granted stock options to twenty three employees to purchase an aggregate of 1,053,227 shares of our common stock at an exercise price of $0.37 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated March 12, 2008. We issued the stock options three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.38	Employment Agreement between Mark Bruk and CounterPath Corporation dated December 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on December 17, 2007).

10.39

Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, Firsthand Technologies Inc. and certain shareholders of Firsthand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008)

10.40

Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008)

10.41

Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., Bridgeport Networks, Inc. and certain shareholders of Bridgeport Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008)

(21)	Subsidiaries of CounterPath Corporation.

CounterPath Technologies Inc. (amalgamated under the British Columbia Business Corporations Act)

FirstHand Technologies Inc. (incorporated under the Ontario Business Corporations Act)

Bridgeport Networks, Inc. (a Delaware corporation)

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
       Date: March 14, 2008

By: /s/ David Karp
       David Karp
       Chief Financial Officer, Secretary & Treasurer
       (Principal Financial Officer and Principal Accounting Officer)
       Date: March 14, 2008