Form 10KSB
period 2008-04-30
COUNTERPATH CORP
filed 2008-07-29
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2008

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
(Address of principal executive offices)

(604) 320-3344
(Issuer’s telephone number) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or
15(d) of the Exchange Act from their obligations under those Sections.

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

State issuer's revenues for its most recent fiscal year. $9,086,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days:

Approximately $20,726,535, based on a price of $1.45 per share, being the average of bid and ask prices on
July 21, 2008 as quoted on stockwatch.com.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

As of July 24, 2008, there were 25,921,797 shares of the issuer's common stock issued and outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive proxy statement relating to the issuer's annual meeting of shareholders to be held on October 1, 2008 are incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

COUNTERPATH CORPORATION
 (Formerly CounterPath Solutions, Inc.)
APRIL 30, 2008 ANNUAL REPORT ON FORM 10-KSB

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

          In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. As used in this annual report, and unless otherwise indicated, the terms "we", "us" and "our" refer to CounterPath Corporation and our wholly-owned subsidiaries.

          On March 19, 2008, our board of directors approved a five for one common stock consolidation. As a result, our authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants) have been adjusted in this annual report for all periods presented to reflect the stock consolidation.

Summary

          Our business focuses on the design, development, marketing and sales of desktop and mobile application software, conferencing server software, gateway server software and related professional services, such as pre and post sales technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

          Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses and (4) end users. Telecommunication service providers deploy a VoIP or fixed-mobile convergence service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Businesses deploy our desktop and mobile applications to enable their workforces to communicate via VoIP and extend their business phone system's features to desktop and mobile devices. Original equipment manufacturers combine our applications with additional software and/or services as part of their solution offerings for their customers. End users purchase certain of our desktop applications through our website and are then responsible for selecting an Internet telephony service provider to allow them to communicate via VoIP.

          Our software uses the session initiation protocol which is a protocol standard for voice, video, instant messaging and presence. Certain of our desktop applications can operate on personal computers running Windows 2000, Windows XP, Windows Vista, Mac OS X and Linux as well as Symbian, RIM and Windows Mobile, mobile devices.

          We began selling our desktop applications in 2003 and our mobile applications and gateway software in 2008. Since that time, approximately 200 customers, in over 50 countries, have purchased our software products where the value of the purchase is at least $10,000. This list includes several of the largest service providers and original equipment manufacturers in the world.

          Our mission is to be the dominant provider of unified communications software applications that empower people to connect, communicate and collaborate using voice, video, messaging and presence on multiple devices, and over both fixed and mobile networks.

          On August 2, 2007, we completed the acquisition of all of the shares of NewHeights Software Corporation, previously a competitor of ours. NewHeights' products include an enterprise focused desktop communication application with business communication features and a conferencing application.

          On February 1, 2008, we acquired FirstHand Technologies Inc., previously a competitor of ours. FirstHand's products include an enterprise gateway software application and related mobile applications to enable mobile unified communications by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices.

          On February 1, 2008, we acquired BridgePort Networks, Inc., previously one of our customers. BridgePort Networks' products enable telecom service providers to extend single-number mobile voice, text, multimedia messaging and video services over the Internet to residential, corporate and hotspot locations with broadband access.

          On February 5, 2008, NewHeights and our subsidiary CounterPath Solutions R&D Inc. were merged as a wholly-owned subsidiary under the name CounterPath Technologies Inc.

          On March 19, 2008, our board of directors approved a five for one common stock consolidation. As a result, our authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock.

          Our principal executive offices are located at Suite 300, 505 Burrard Street, Vancouver, British Columbia, V7X 1M3. Our telephone number is (604) 320-3344. Our website address is www.counterpath.com. Through a link on the investor relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge. The information contained in our website does not form part of this annual report.

Our Software Applications

CounterPath Multi-Media Communications Product Suite

          The CounterPath Multimedia Communicator product suite includes four softphone applications and one audio conferencing application: (1) Bria; (2) eyeBeam; (3) Bria Add-in for Microsoft Outlook®; (4) X-Lite; and (5) Quick Conference. Bria, eyeBeam, Bria Add-in for Microsoft Outlook, and Quick Conference are commercial products which we sell on a per seat, per-device or per-port basis, while X-Lite is a free version of our desktop softphone application that can be downloaded from our website and connected to any SIP-compliant VoIP service or network and is used by end users wishing to test our product quality at no charge or evaluate a VoIP service or network.

          Our softphone applications include quality of service capabilities on both fixed and wireless networks. This includes the ability to automatically prioritize packets of information during both video and voice calls to ensure that other applications on the host computer and on the Internet network do not interfere with the quality of the voice or video transmissions. Our softphone applications also enable our customers to monitor audio quality in real-time. Our softphone applications also include security features such as server authentication, signalling encryption enabling confidentiality and integrity protection, as well as confidentiality and integrity protection of media streams through secure real-time transport protocol (SRTP). Secure real-time transport can be used to prevent unwanted monitoring of voice and video communications.

          To enhance the ease of use of our software, Bria and eyeBeam offer no touch configuration for audio and video devices, such as headsets and web cams, which enables automatic configuration each time the application is started and whenever devices are changed. This capability reduces complications for softphone users and decreases the number of customer support calls to our customers deploying our software by their end users.

•	Bria

Bria has a number of usability and customization features designed to enable customers to present a flexible, user-friendly VoIP softphone solution for consumer and enterprise markets. Bria has a contact-focused, versus a dialpad-focused, graphical user interface which highlights a user's address book rather than the more traditional telephone dialpad. Bria can also be minimized to a computer screen deskbar, enabling a user to manage their desktop space while still being able to make and receive calls. Bria is built on the same software code platform as eyeBeam and has many of the same interoperability and compatibility features of eyeBeam.

Bria's multiple panel layout enables our customers to specify areas for customer branding or revenue generating advertisements such as banner ads, click-to-call and interactive video messaging, as well as custom integration with network infrastructure.

•	eyeBeam

eyeBeam is our original flagship softphone application. The graphical user interface of eyeBeam is designed to look like a cellular telephone handset and it has generally been targeted at early adopters of softphone technology due to its graphical familiarity.

•	Bria Add-in for Microsoft Outlook®

In May 2008, we launched an enterprise oriented softphone add-in for Microsoft Outlook and Microsoft Exchange. Bria Add-in for Microsoft Outlook offers a standards-based softphone application with audio which is fully integrated into Outlook. The Add-in is easy to install and enables users to expand on Outlook's contact and email features to receive and make calls and use phone features directly from their contact list, emails and Outlook desktop.

•	X-Lite

X-Lite is a free softphone available for download on our website. Some of the key elements that are not included in X-Lite compared to our commercial products are the ability to brand, automatic or network based provisioning, royalty bearing codecs, multiple account support, and enhanced security and encryption.

The X-Lite graphical user interface has an area available for advertising although we have not attempted to generate advertising revenue with this feature to date. As well, X-Lite is only available with CounterPath branding and may not be redistributed by third parties.

We believe that our free X-Lite softphone serves as a marketing tool for our company as it allows potential customers to test our software. In addition, we believe that making our free softphone widely available to companies which make session initiation protocal compliant devices such as Internet protocol phones, public switched telephone network gateways, softphones, video phones, multipoint conference units, and conference servers, improves our interoperability with these products.

•	Quick Conference (QC)

Quick Conference (QC) is a flexible and scalable audio conferencing solution for small, medium and large sized businesses. We acquired QC through the acquisition of NewHeights in August 2007. QC is distributed by Mitel Networks Corporation to its global network of partners. On June 9, 2008, we made QC generally available to all of our customers under the CounterPath brand.

QC offers a cost effective alternative to hosted conferencing services, and can also be deployed as a managed or hosted service. The product offers a wide range of audio conferencing capabilities normally associated with premium audio conferencing solutions and hosted services. Some of the features of QC include: a moderator and administrator web dashboard for conference control and bridge creation, customizable music on hold, bridge security features, loud speaker display, dial-out capability, high-definition recording, and scheduling and reporting.

Mobility Suite

          The Mobility Suite offers enterprise mobile unified communications and fixed mobile convergence capabilities for consumer and business users. Enterprise mobile unified communications makes it possible for a smartphone to seamlessly roam between cellular and corporate Wi-Fi networks, and support unified communications tools such as e-mail, presence, instant messaging and contacts, and office desk-phone functions such as extension dialing, call forwarding and call transfer.

          The Mobility Suite is comprised of: (1) a carrier targeted offering called the Network Convergence Gateway (NCG); and (2) an enterprise targeted, business user offering called the Enterprise Mobility Gateway (EMG) and Bria Mobile client. The NCG was the flagship product of BridgePort Networks which we acquired in February 2008; and the EMG was the flagship product of FirstHand Technologies which we acquired in February 2008.

•	Network Convergence Gateway (NCG)

The NCG is a carrier-based server application that bridges communication between the broadband Internet and mobile networks. The NCG enables mobile service providers to provide converged services across the broadband Internet and mobile networks including voice, text, multimedia messaging and video services. The NCG makes it possible for end users to originate and receive mobile calls on a variety of IP-based telephones including CounterPath's softphone applications with the flexibility and low cost of VoIP. Our NCG applications include:

PC Desktop Mobile Communications

By using the NCG and our softphone applications, mobile service providers can extend mobile calls and instant messaging to a personal computer with the single identity of the end user's mobile phone number.

The service may be deployed whereby end users load our softphone application onto their personal computer or use a USB key device that contains a subscriber information module (SIM card) found in mobile phones that also includes our softphone application. In the case of the USB key device, the user can insert the device into any personal computer and receive calls over the Internet initiated to their mobile phone number.

Voice Call Continuity

The seamless handover feature of the NCG enables users to automatically originate or receive voice calls on Wi-Fi networks, and seamlessly hand the call over between mobile and broadband networks. Also referred to as voice call continuity, seamless handover is an important capability of fixed mobile convergence.

•	Enterprise Mobility Gateway (EMG) and Bria Mobile Client

Our Enterprise Mobility Gateway (EMG) and Bria Mobile Client enable unified communications for office workers by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices over Wi-Fi and mobile networks.

Our Bria Mobile Client is a mobile client application for mobile devices including BlackBerry, Nokia, Windows Mobile Smartphones and personal digital assistants, providing a mobile interface for accessing enterprise VoIP, unified communications and corporate directory services. Bria Mobile is available in two editions: Single-mode (GSM and CDMA mobile) and Dual-mode (mobile/Wi-Fi). (VoIP and Voice Call Continuity functionality is pre-release and will be generally available soon for Dual-mode devices.)

Our Enterprise Mobility Gateway runs on standard server hardware serving as the federation point between back-office servers and Bria Mobile Clients running in a mobile network. Enterprise Mobility Gateway integrates with common enterprise telephony, directory and messaging platforms and securely extends these services to mobile devices.

Developer Products

          In addition to our ready-made VoIP products, we also offer several developer products. These products allow our customers to create customized VoIP communication applications. Our developer products include:

•	C++ Edition

The C++ Edition SDK is a programming kit that forms the basis for our eyeBeam and Bria applications on Windows, Mac and Linux operating systems. Typically, customers that license the C++ Edition SDK prefer to build their own graphical user interface and applications. The SDK has components for managing audio and video media, as well as signalling and call control.

•	COM Edition

The COM Edition is an easy to use SDK based on the Microsoft COM platform. Using the COM Edition SDK, customers can build a sophisticated softphone using a variety of programming languages such as C++, C#, Delphi, Visual Basic or Java. The COM Edition SDK is ideal for companies looking for an easy to learn SDK. This is also an ideal SDK for integrating softphone functionality into an existing Windows application.

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

Sales and Marketing

          We generate revenue from the sale of our products through our sales team, our website and through our partners and value added resellers who distribute our products through their independent distribution channels. We typically license our software on a one-time fee per user basis, or on a yearly subscription fee per user basis.

          We focus on selling our software products to companies which provide Internet protocol telephony or mobile services to end users and enterprises. Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to approximately 200 customers in more than 50 countries where the value of the sale has exceeded $10,000.

          We typically work with our customers to streamline the process of delivering our software to their end users. This includes pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products. Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer's brand. Co-labelling of our products means that the user interface that displays on the computer screen for the end user to see remains as is, but the customer's brand is also placed on the user interface. Private labelling of our products means that the customer can change any and all features of the user interface and can remove all references to our company from the user interface. We receive service revenue for configuration and customization of our software.

          Significant Customers

          Our largest customer during the year ended April 30, 2008 was Mitel Networks Corporation, from whom we generated approximately 23% of our total revenue.

          Marketing

          Our products are marketed through a variety of means including:

  Advertising on our website;

  Co-marketing with our partners, suppliers and customers;

  Offering X-Lite 3.0, a free softphone with fewer features than our commercial versions;

  Attending industry trade shows; and

  Attending developer conferences.

          End-User Sales

          We also market our software directly to end users and enterprises through our website located at www.counterpath.com. The information contained in our website does not form part of this annual report.

Intellectual Property

          We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections to protect our intellectual property.

          As of April 30, 2008, we have 16 U.S. patent applications pending, as well as counterparts pending in other jurisdictions around the world, and we have 2 U.S. patent applications which are published. We also hold a number of registered trademarks in the United States.

          In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws.

          We have acquired certain patent rights from Openwave Systems Inc. including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5%. We also incorporate a number of third party software programs into our software applications pursuant to license agreements.

          We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in "Risk Factors—Claims by other parties that we infringe their proprietary technology could force us to redesign our products or to incur significant costs."

          We license our software pursuant to agreements that impose restrictions on customers' ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Research and Development

          Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., formerly known as CounterPath Solutions R&D Inc. and our U.S wholly-owned subsidiary, BridgePort Networks. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2008 were $6,863,235 (2007: $2,727,914).

After Sales Service and Support

          We sell our software on an as-is basis to end users, and we are not required to update or upgrade the software nor are we responsible for failure of our software to work on our customer's computer network; however, we offer three levels of support to our non-end user customers for a specified percentage of the software license fees. Basic support includes product bug-fixes, nine (9) a.m. to five (5) p.m. Pacific Standard Time, telephone support and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades and our premium support includes extended support and twenty-four hour, seven days per week telephone support. Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions. We currently maintain a support forum on the Internet at www.support.counterpath.net and product user manuals are available online at www.counterpath.com.

Warranty

          We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of 30 days from the date of sale to cover defects in workmanship.

Audio and Video Codecs

          Our softphones are integrated with audio and video codecs, which are provided by third-parties either as free open source software or under license. A codec is a software application that encodes and decodes audio or video data according to a specification. Currently, we provide the following royalty-free audio codecs: G.711u/a, G.722, iLBC, Speex, DVI4, L16 PCM, GSM and BV32. We also provide a number of royalty-bearing audio codecs: G.722.2, G.723.1, G.726, G.729(a)(b), and EVRC which are licensed by various third-party patent owners and their representatives. Either we pay, or our customers pay, a license fee when our software incorporates any third-party, royalty-bearing codec(s). Our software video phones incorporate third-party video codecs. We offer the H.263 and H.263+ video codecs, which we have licensed from UB Video Incorporated, and the H.264 video codec, which we have licensed from Vanguard Software Solutions Inc. At this time, no third party patent holders have required licensing fees for use of H.263 or H.263+ video codecs. The H.264 video codec does have licensing fees, which are licensed by AT&T and MPEG LA.

Competition

          There are numerous developers which compete with our company for market share. To the best of our knowledge, the following describes some of our main competitors:

Related CounterPath Products	Competitor	Target Market
Softphones	Microsoft Corp.	Enterprise, Service provider, mobile
Softphones	Adobe Systems Inc.	Service provider, mobile
Softphones	Movial Corp.	Service provider, mobile
Softphones	Broadsoft, Inc.	Enterprise
Softphones	eyeP Media SA	Service provider, mobile
Softphones	SJ Labs Inc.	Service provider, mobile
Softphones	Clique Communications LLC	Service provider
Softphones	Global IP Solutions, Inc.	Service provider and original equipment manufacturer
Softphones	Nortel Networks Limited	Enterprise
Softphones/EMG	Avaya Inc.	Enterprise
Softphones/EMG	Siemens AG	Enterprise
EMG	DiVitas Networks, Inc.	Enterprise mobile unified communications providers
EMG	Cisco Systems, Inc.	Enterprise
EMG	Agito Networks, Inc.	Enterprise mobile unified communications providers
EMG	OnRelay Limited	Enterprise mobile unified communications providers
EMG & NCG	Newstep Networks Inc.	Enterprise mobile unified communications providers
EMG & NCG	Tango Networks, Inc.	Enterprise mobile unified communications providers
NCG	Outsmart, Ltd.	Fixed mobile convergence providers

Government Approval

          We have obtained approval from the United States government to export our software that contains strong encryption technology to certain approved foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

          As of April 30, 2008, we employed 164 people full-time, 29 of whom are engaged in marketing and sales, 93 in research, development, services and support, 23 in general and administration, and 19 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

          We hire full-time employees and consultants who are authorized to work in the United States through our company as well as our wholly-owned subsidiary, BridgePort Networks, Inc. Our wholly-owned subsidiaries, CounterPath Technologies Inc. and FirstHand Technologies Inc. hire full-time employees and contractors who are authorized to work in Canada.

Corporate History

          We were incorporated under the laws of the State of Nevada on April 18, 2003. Following incorporation, we commenced the business of operating an entertainment advertising website.

          On April 30, 2004, we changed our business following the merger of our company with Xten Networks Inc., a private Nevada company. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the issued and outstanding shares in Xten Networks in exchange for agreeing to issue 3,600,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

          On August 26, 2005, we entered into an agreement and plan of merger with Ineen, Inc., our wholly-owned subsidiary, whereby Ineen merged with and into our company, with our company carrying on as the surviving corporation under the name CounterPath Solutions, Inc.

          On August 2, 2007, we completed the acquisition of all of the shares of NewHeights Software Corporation through the issuance of 7,680,168 shares of common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares are exchangeable into 369,836 shares of our common stock. On February 5, 2008, NewHeights and CounterPath Solutions R&D Inc. were amalgamated under the name CounterPath Technologies Inc.

          On February 1, 2008, we acquired FirstHand Technologies Inc., a private Ontario corporation, through the issuance of 5.9 million shares of our common stock.

          On February 1, 2008, we acquired BridgePort Networks, Inc., a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

          On February 5, 2008, NewHeights and our subsidiary CounterPath Solutions R&D Inc. were amalgamated under the name CounterPath Technologies Inc.

          On March 19, 2008, our board of directors approved a five for one common stock consolidation. As a result, our authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock.

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

          If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in this Form 10KSB, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10KSB do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

          Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyeBeam, X-Pro and X-Lite, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

          Any prolonged activity in respect of the integration of the recently acquired businesses with our business could be time consuming and costly and adversely affect our financial results and stock price.

          During the year ended April 30, 2008, we completed the acquisition of NewHeights Software Corporation, a private Canada corporation, FirstHand Technologies Inc., a private Ontrario corporation, and BridgePort Networks, Inc., a private Delaware corporation. The integration of the business of each respective company with our business has been, and will continue to be, a time consuming and expensive process. Any prolonged activity in respect of the integration of the acquired businesses with our business could divert financial and other resources from our planned operations, which could negatively affect our results of operations, lower employee morale, and result in customers cancelling existing orders or choosing not to place new ones. In addition, the combined operations of our company and the acquired businesses may not achieve anticipated synergies or other benefits. If the anticipated benefits of the combined operations are not realized or do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Risks Associated with our Common Stock

          If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

          We are authorized to issue 83,076,900 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

          The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements, which may limit a stockholder's ability to buy and/or sell shares of our common stock.

          In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 2.      Description of Property.

          We do not own any property. Our Canadian operations are conducted in three leased offices located in Vancouver, Victoria and Kanata, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago and Charlestown, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On July 10, 2006, we entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,757 was made. The monthly lease payment under this agreement is $20,478 plus $21,681 in operating costs. These amounts increase as of October 31, 2010 to $23,037 and $21,681, respectively. Our office space is adequate for the operations of our company for the foreseeable future.

Item 3.      Legal Proceedings.

          Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of April 30, 2008, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

          On February 17, 2006, Eyeball Networks Inc. filed a statement of claim in the Supreme Court of British Columbia (Action No. S-061080, Vancouver Registry) against our company, Mark Bruk, and two of our employees, alleging breach of (i) confidentiality, and (ii) previous employment agreements between the two employees (Dr. Jozsef Vass and Mark Klagenberg) and Eyeball Networks Inc. Eyeball Networks Inc. is seeking an injunction requiring our company, Mr. Bruk, and the two employees, to deliver to Eyeball any confidential information they have in their possession, power or control relating to Eyeball and its business, restraining our company from developing, manufacturing or marketing power meters, although we do not currently develop, manufacture or market power meters. Among other things, Eyeball is claiming general, punitive and aggravated damages of unspecified amounts. Management of our company has filed a Statement of Defence denying all allegations, and strongly believes that any allegations made by Eyeball in connection with our company's current business operations are without foundation or merit. We intend to continue to vigorously defend these proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

          Our common stock is quoted on the OTC Bulletin Board and approved for listing on the TSX Venture Exchange. Trading of our shares of common stock on the TSX Venture Exchange is expected to commence on or about August 22, 2008. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004. The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by Yahoo! Finance.

Quarter Ended	High	Low
July 31, 2006(1)	$3.35	$2.70
October 31, 2006(1)(2)	$2.45	$1.50
January 31, 2007(2)	$2.25	$1.60
April 30, 2007(2)	$2.05	$1.55
July 31, 2007(2)	$2.20	$1.70
October 31, 2007(2)(3)	$2.65	$1.80
January 31, 2008(3)	$2.65	$1.60
April 30, 2008(3)(4)	$2.15	$1.60

(1)	From May 7, 2004 to September 15, 2006, our stock was quoted under the trading symbol "XNWK".

(2)	From September 16, 2006 to October 16, 2007, our stock was quoted under the trading symbol "CTPS".

(3)	From October 17, 2007 to March 18, 2008, our stock was quoted under the trading symbol "COPA".

(4)	Since March 19, 2008, our stock has been quoted under the trading symbol "CPAH".

          Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

          On July 21, 2008, the shareholders' list of our shares of common stock showed 82 registered shareholders and 25,921,797 shares outstanding.

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

Equity Compensation Plan Information

          The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,794,263 (1)	$2.20	1,265,737 (2)
Total	3,794,263	$2.20	1,265,737

(1)

As of April 30, 2008, we had issued stock options to purchase 800,000 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 2,994,263 shares or our common stock pursuant to our 2005 Stock Option Plan.

(2)

As of April 30, 2008, there were no underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 1,265,737 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan.

2004 Stock Option Plan

          On May 18, 2004, our board of directors approved the 2004 stock option plan for employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options,” and stock options granted to non-United States residents may receive awards of “options.” The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. We are permitted to issue up to 800,000 shares of our common stock under the 2004 stock option plan.

2005 Stock Option Plan

          On March 4, 2005, our board of directors approved the 2005 stock option plan for our employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options,” and stock options granted to non-US residents may receive awards of “options.” The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. Our board of directors increased the number of shares of our common stock that are issuable under the 2005 stock option plan on the dates and in the amounts as follows:

Date	Number of Shares Issuable	Increased Number of Shares Issuable
January 10, 2006	1,200,000 shares	1,800,000 shares
September 5, 2006	1,800,000 shares	2,400,000 shares
August 2, 2007	2,400,000 shares	3,000,000 shares
February 1, 2008	3,000,000 shares	4,260,000 shares

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

Recent Sales of Unregistered Securities

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

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. All references to "common shares" refer to our shares of common stock. As used in this annual report, the terms "we", "us" and "our" means CounterPath Corporation, unless otherwise indicated.

Overview

Background

          We were incorporated under the laws of the State of Nevada on April 18, 2003. Following incorporation, we commenced the business of operating an entertainment advertising website.

          On April 30, 2004, we changed our business following the merger of our company with Xten Networks, Inc., a private Nevada company. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the issued and outstanding shares in Xten Networks in exchange for agreeing to issue 3,600,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

          On August 26, 2005, we entered into an agreement and plan of merger with Ineen, Inc., our wholly-owned subsidiary, whereby Ineen merged with and into our company, with our company carrying on as the surviving corporation under the name CounterPath Solutions, Inc.

          On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 7,680,168 shares of our common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares are exchangeable into 369,836 shares of common stock. On October 17, 2007, we changed our name from CounterPath Solutions, Inc. to CounterPath Corporation.

          On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 5.9 million shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

          On March 19, 2008, our board of directors approved a five for one common stock consolidation. As a result, our authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock.

Business of CounterPath

          Our business focuses on the design, development, marketing and sales of desktop and mobile application software, conferencing server software, gateway server software and related professional services, such as pre and post sales technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

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

Revenue

          We derive revenue from the sale of software licenses and software customization and services associated with software such as technical support services, implementation and training. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

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

          The amount of product configuration and customization, which reflects the requested features, determines the price for each sale. The number of software licenses purchased will have a direct impact on the average selling price. Services may vary depending upon a customer's requirements for technical support, implementation and training.

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

          Cost of sales primarily consists of (a) salaries and benefits related to personnel, (b) related overhead, (c) amortization of intangible assets (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies is amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management's estimate of the future cash flows from this asset over approximately five years, which is Management's estimate of the useful life of the customer asset.

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

          Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At April 30, 2008 we have a restructuring accrual for severance of $nil.

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

Revenue Recognition

          We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions".

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

          For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and revenues are recognized under SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", generally using the percentage-of-completion method.

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

Stock-Based Compensation

          Stock options granted are accounted for under SFAS No. 123R "Share-Based Payment" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. SFAS No.123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the year ended April 30, 2008 was 67.0% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the year ended April 30, 2008 was 3.6 years. For the year ended April 30, 2008, the weighted-average risk free interest rate used was 3.62% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2008 in determining the expense recorded in our consolidated statement of operations.

          Cost of sales and operating expenses include stock-based compensation expense. For the year ended April, 2008, we recorded an expense of $1,601,434 in connection with share-based payment awards. A future expense of non-vested options of $1,924,082 is expected to be recognized over a weighted-average period of 1.0 years.

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

Accounts Receivable and Allowance for Doubtful Accounts

          We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write-off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable accounts are periodically reviewed for collectibility on an individual basis.

Goodwill and Intangible Assets

          We have a significant amount of goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management's estimate of the future cash flows from this asset over approximately five years, which is Management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

          The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment, are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, "Goodwill and Other Intangible Assets," we review our goodwill annually for impairment or more frequently when indicators of impairment are present.

Use of Estimates

          The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Results of Operations

          Our operating activities during the year ended April 30, 2008 consisted primarily of selling our IP telephony software to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

	Year Ended April 30,
	2008		2007		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$6,437,192	71%	$4,099,369	72%	$2,337,823	57%
Service	2,649,708	29%	1,625,572	28%	1,024,136	63%
Total revenue	$9,086,900	100%	$5,724,941	100%	$3,361,959	59%

Revenue by Region
International	$4,121,121	45%	$3,333,676	58%	$787,445	24%
North America	4,965,779	55%	2,391,265	42%	2,574,514	108%
Total revenue	$9,086,900	100%	$5,724,941	100%	$3,361,959	59%

          For the year ended April 30, 2008, we generated $9,086,900 in revenue compared to $5,724,941 for the year ended April 30, 2007. This represents an increase of $3,361,959 or 59% from the same period last year. The revenue increase due to the acquisitions of NewHeights, FirstHand and BridgePort was $2,456,264 during the year ended 2008. We generated $6,437,192 in software revenue for the year ended April 30, 2008 compared to $4,099,369 for the year ended April 30, 2007, representing an increase of

$2,337,823 or 57%. The increase in software revenue was driven by continued growth in sales of our consumer oriented softphone software as well as new sales of our enterprise oriented softphone and conferencing software as a result of the acquisition of NewHeights in August 2007. For the year ended April 30, 2008, service revenue was $2,649,708 compared to $1,625,572 for the year ended April 30, 2007. The increase of $1,024,136 in service revenue reflects the increase in software revenue as service revenue involves customizing and supporting deployed software. International revenue outside of North America grew by 24% during the year ended April 30, 2008 compared to the year ended April 30, 2007, driven by Latin American and European software sales. North American revenue increased 108%, compared to the year ended April 30, 2007, driven primarily by the North American oriented sales of products acquired in the NewHeights acquisition.

Operating Expenses

Cost of Sales

          Cost of sales for the year ended April 30, 2008 and 2007 were as follows:

	April 30, 2008		April 30, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,089,073	34%	$1,594,571	28%	$1,494,502	94%

          Cost of sales was $3,089,073 for the year ended April 30, 2008 compared to $1,594,571 recorded for the year ended April 30, 2007. The increase of $1,494,502 was primarily attributable to amortization of intangibles amounting to $1,364,365 (April 30, 2007 - nil) and arising from the acquisitions of NewHeights, FirstHand and BridgePort.

Sales and Marketing

          Sales and marketing expenses for the year ended April 30, 2008 and 2007 were as follows:

	April 30, 2008		April 30, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,945,290	43%	$1,682,685	29%	$2,262,605	134%

          Sales and marketing expenses were $3,945,290 for the year ended April 30, 2008 compared to $1,682,685 recorded for the year ended April 30, 2007. The increase of $2,262,605 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions, consulting fees relating to hiring and retention and non-cash stock based compensation. The sales and marketing expense increase due to the acquisitions of NewHeights, FirstHand and BridgePort was $934,164 during the year ended 2008.

Research and Development

          Research and development expenses for the year ended April 30, 2008 and 2007 were as follows:

	April 30, 2008		April 30, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$6,863,235	76%	$2,727,914	48%	$4,135,321	152%

          Research and development expenses were $6,863,235 for the year ended April 30, 2008 compared to $2,727,914 for the year ended April 30, 2007. The increase of $4,135,321 was primarily attributable to increases in research and development personnel and associated wages and non-cash stock based compensation. Research and development personal were both hired and acquired through the acquisitions of NewHeights, FirstHand and BridgePort. The research and development expense increase due to the acquisitions of NewHeights, FirstHand and BridgePort was $3,316,738 during the year ended 2008.

General and Administrative

          General and administrative expenses for the years ended April 30, 2008 and 2007 were as follows:

	April 30, 2008		April 30, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$6,440,493	71%	$2,514,766	44%	$3,925,727	156%

          General and administrative expenses for the year ended April 30, 2008 were $6,440,493 compared to $2,514,766 for the year ended April 30, 2007. The increase of $3,925,727 in general and administrative expenses year over year was primarily attributable to increases in personnel related costs and professional fees incurred as a result of the acquisitions of NewHeights, FirstHand and BridgePort. The general and administrative expense increase due to the acquisitions of NewHeights, FirstHand and BridgePort was $2,231,433 during the year ended 2008.

Restructuring Charges

          Restructuring charges for the years ended April 30, 2008 and 2007 were as follows:

	April 30, 2008		April 30, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$558,394	6%	$0	0%	$558,394	n/a

          Restructuring charges for the year ended April 30, 2008 were $558,394. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort. There were no restructuring charges for the year ended April 30, 2007.

Interest and Other Income

          Interest income for the year ended April 30, 2008 was $125,970 compared to $55,083 for the same respective period in 2007. The increase relates to higher average cash balances and higher rates of interest earned on cash deposits. Interest expense for the year ended April 30, 2008 was $695,961 compared to $615,530 for the same respective period in 2007. Interest expense during fiscal 2008 includes both a cash interest component of $52,222 and a non-cash component of $90,570 relating to the accretion of the discount on the convertible debenture, as well as $540,200 for the write-off of the remaining balance of unaccreted debt discount on conversion of the convertible debenture. Interest expense during fiscal 2007 includes both a cash interest component of $144,255 and non-cash components of $182,023 relating to the accretion of the discount on the convertible debenture, as well as a non-cash loss of $289,252 related to extinguishment of the $2 million debenture and the issuance of the $4 million debenture. On August 2, 2007, in conjunction with the acquisition of NewHeights, our convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 2,000,000 shares of common stock at a conversion price of $2.00 per share.

          Liquidity and Capital Resources

          As of April 30, 2008, we had $6,223,613 in cash compared to $1,680,220 at April 30, 2007, representing an increase of $4,543,393. Our working capital was $7,645,909 at April 30, 2008 compared to $1,897,581 at April 30, 2007, representing an increase of $5,748,328.

          Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At April 30, 2008, we had cash of approximately $6.2 million and working capital of $7.6 million; however, as our management projects that under our current operating plan we will require approximately $22-24 million to fund our ongoing operating expenses and working capital requirements through April 30, 2009. We anticipate that this will be funded through cash flow generated from operations, working capital, potential rationalization and external financing.

Operating Activities

          Our operating activities resulted in a net cash outflow of $10,081,249 for the year ended April 30, 2008. This compares with a net cash outflow of $2,331,891 for the same period last year and represents a $7,749,358 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the year ended April 30, 2008 was primarily a result of a net loss of $12,534,919 compared to a net loss of $3,364,651 in the prior year, an increase in accounts receivable of $1,362,335 and a decrease in accounts payable of $713,956. The increase in accounts receivable is attributable to growing sales and the use of extended payment terms with certain of our customers. The net cash outflow was offset by an adjustment for non-cash expenses including $1,601,434 for stock-based compensation, $454,916 for unearned revenue, $540,200 for the write-off of the remaining balance of unaccreted debt discount on conversion of convertible debenture, $90,570 for accretion of convertible debenture discount, $1,364,365 for amortization of intangible assets and $440,312 for depreciation and amortization.

          The net cash outflow from operating activities for the year ended April 30, 2007 of $2,331,891 was primarily a result of a net loss of $3,364,651, an increase in accounts receivable of $1,447,085, partially offset by an increase in accounts payable and accrued liabilities of $559,494 and adjustments for non-cash expenses including $880,109 for stock-based compensation, $292,274 for unearned revenue, $289,252 for loss on extinguishment of convertible debenture, $182,023 for accretion of convertible debenture discount, and $273,156 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash inflow of $8,994,058 for the year ended April 30, 2008 primarily from cash acquired as a result of the acquisitions of NewHeights and FirstHand during the year. This compares with a net cash outflow from investing activities of $331,070 for the same period last year which was primarily for purchases of equipment and deposits. At April 30, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $5,481,415 for the year ended April 30, 2008 compared to a net cash inflow of $2,000,442 for the same period last year. During the year ended April 30, 2008, we issued 3,418 common shares at $2.00 per share for cash proceeds of $6,832 pursuant to the exercise of stock purchase options.

          On August 2, 2007, we announced the closing of the acquisition of NewHeights. As part of the transaction, our investors completed an investment of $1.3 million, for 650,000 shares of common stock at $2.00 per share, and entered into subscription agreements to raise an additional $4.2 million through the issuance of 2.1 million shares of common stock at $2.00 per share over five months. These private placements closed on September 30, 2007, November 2, 2007, February 2, 2008 and March 2, 2008, on which $0.5 million, $1.7 million, $1.0 million and $1.0 million, respectively, was invested at $2.00 per share.

          On February 1, 2008, we announced the closing of the acquisition of FirstHand through the issuance of 5.9 million shares of our common stock.

          We intend to seek additional funding through public or private financings to fund our operations through fiscal 2009 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

           In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. ("SFAS No. 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement.

           In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This standard replaces SFAS141 and establishes principles and requirements for an acquirer recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 ("SFAS No. 160"). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. We are currently evaluating the impact of this statement.

Item 7. Financial Statements.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Corporation:

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (formerly CounterPath Solutions, Inc., the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $18,479,483 at April 30, 2008 and incurred a net loss for the year then ended of $12,534,919.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2(c) to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109” effective May 1, 2007.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
July 24, 2008

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2008	2007
Assets
Current assets:
Cash	$6,223,613	$1,680,220
Accounts receivable (net of allowance for doubtful accounts of
$407,050 and $56,817, respectively)	5,409,658	1,924,899
Investment tax credits recoverable	1,061,133	–
Prepaid expenses and deposits	646,679	129,534
Total current assets	13,341,083	3,734,653

Deposits – Note 11	103,017	74,613
Equipment – Note 4	736,854	276,599
Intangible assets (net of accumulated amortization of $1,364,365
and $nil) – Notes 2(c) and 3	8,534,666	–
Goodwill – Note 2(c)	8,674,990	–
Other assets	177,749	25,716
Total Assets	$31,568,359	$4,111,581

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities –Note 5(a)	$4,529,201	$1,314,083
Due to related parties	–	25,417
Unearned revenue	936,343	408,188
Customer deposits	85,283	5,615
Warranty accrual – Note 2(b)	144,347	83,769
Total current liabilities	5,695,174	1,837,072

Deferred Lease Inducements	97,734	–
Convertible debentures – Note 6	–	3,369,230
Unrecognized tax benefit – Note 2(c)	98,575	–
Total liabilities	5,891,483	5,206,302

Stockholders’ equity (capital deficit):
Preferred stock, $0.001 par value – Note 7
Authorized: 100,000,000
Issued and outstanding: April 30, 2008 – 1; April 30, 2007 – Nil	–	–
Common stock, $0.001 par value – Note 8
Authorized: 83,076,900
Issued and outstanding:
April 30, 2008 – 25,921,797; April 30, 2007 – 7,588,197	25,921	7,588
Additional paid-in capital	43,398,849	4,850,422
Accumulated deficit	(18,479,483)	(5,872,151)
Accumulated other comprehensive income (loss) – currency translation
adjustment	731,589	(80,580)
Total stockholders’ equity (capital deficit)	25,676,876	(1,094,721)
Liabilities and Stockholders’ Equity	$31,568,359	$4,111,581

Going concern – Note 2
Commitments and contingent liability – Notes 11 and 13

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2008	2007
Revenue – Note 10:
Software	$6,437,192	$4,099,369
Service	2,649,708	1,625,572
Total revenue	9,086,900	5,724,941
Operating expenses:
Cost of sales (includes depreciation of $136,274 and $137,321 and
amortization of intangible assets of $1,364,365 and $nil – Note 2(c))	3,089,073	1,594,571
Sales and marketing	3,945,290	1,682,685
Research and development	6,863,235	2,727,914
General and administrative	6,440,493	2,514,766
Restructuring costs – Note 14	558,394	–
Total operating expenses	20,896,485	8,519,936
Loss from operations	(11,809,585)	(2,794,995)
Interest and other income (expense), net
Interest income	125,970	55,083
Interest expense – Note 6	(695,961)	(615,530)
Loss on sale of assets	–	(9,209)
Foreign exchange loss	(155,343)	–
Net loss for the year	(12,534,919)	(3,364,651)
Other comprehensive income (loss):
Foreign currency translation adjustments	812,169	(6,301)
Comprehensive loss	$(11,722,750)	$(3,370,952)
Net loss per share:
Basic and diluted	$(0.70)	$(0.44)

Weighted average common shares outstanding:	17,808,027	7,587,463

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net loss for the year	$(12,534,919)	$(3,364,651)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	440,312	273,157
Amortization of intangible assets	1,364,365	–
Stock-based compensation – Note 8	1,601,434	880,109
Accretion of convertible debenture discount – Note 6	90,570	182,022
Loss on conversion of convertible debentures	540,200	289,252
Loss on sale of assets	–	9,209
Foreign exchange loss	155,343	–
Changes in assets and liabilities:
Accounts receivable	(1,362,335)	(1,447,085)
Prepaid expenses and deposits	(257,425)	(24,607)
Accounts payable and accrued liabilities	(713,956)	559,494
Unearned revenue	454,916	292,974
Customer deposits	79,668	5,477
Warranty payable	60,578	12,758
Net cash used in operating activities	(10,081,249)	(2,331,891)

Cash flows from investing activities:
Cash acquired on acquisitions, net of transaction costs	9,077,780	–
Purchase of equipment	(51,953)	(270,440)
Disposal of equipment	–	31,534
Deposits	(7,774)	(74,613)
Increase in other assets	(23,995)	(17,551)
Net cash provided by (used in) investing activities	8,994,058	(331,070)

Cash flows from financing activities:
Common stock issued	5,506,832	9,954
Convertible debenture issued	–	2,000,000
Decrease in due to related parties	(25,417)	(9,512)
Net cash provided by financing activities	5,481,415	2,000,442

Foreign exchange effect on cash	149,169	(26,282)

Increase (decrease) in cash	4,543,393	(688,801)

Cash, beginning of the year	1,680,220	2,369,021
Cash, end of the year	$6,223,613	$1,680,220

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$52,222	$144,255
Taxes	$–	$–
Common stock and stock options issued in connection with the
acquisition of NewHeights Software Corporation	$15,477,343	$–
Common stock and stock options issued in connection with the
acquisition of FirstHand Technologies Inc.	$11,981,151
Convertible debentures converted into common stock	$4,000,000	$–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the Years Ended April 30, 2008 and 2007
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance May 1, 2006	7,583,093	$7,583	–	$–	$2,970,737	$(2,507,500)	$(74,279)	$396,541

Shares issued for cash:
Exercise of stock options – at $1.95	5,104	5	–	–	9,949	–	–	9,954
Stock-based compensation – Note 8					880,109	–	–	880,109
Discount on convertible debenture – share						–	–
purchase warrants – Note 6	–	–	–	–	553,421			553,421
Discount on convertible debenture –
beneficial conversion feature – Note 6	–	–	–	–	436,206	–	–	436,206
Net loss for the year	–	–	–	–	–	(3,364,651)	–	(3,364,651)
Foreign currency translation adjustment	–	–	–	–	–	–	(6,301)	(6,301)
Balance, April 30, 2007	7,588,197	7,588	–	–	4,850,422	(5,872,151)	(80,580)	(1,094,721)

Shares issued:
Acquisition of NewHeights – Note 3	7,680,168	7,680	–	–	15,169,181	–	–	15,176,861
Acquisition of FirstHand – Note 3	5,900,014	5,900	–	–	11,881,661	–	–	11,887,561
Conversion of debentures – Note 6	2,000,000	2,000	–	–	3,998,000	–	–	4,000,000
Private placements – Note 3	2,750,000	2,750	–	–	5,497,250	–	–	5,500,000
Exercise of stock options	3,418	3	–	–	6,829	–	–	6,832
Fair value of vested stock options
exchanged – Note 3	–	–	–	–	394,072	–	–	394,072
Shares issued: Preferred	–	–	1	–	–	–	–	–
Stock-based compensation - Note 8	–	–	–	–	1,601,434	–	–	1,601,434
Net loss for the year	–	–	–	–	–	(12,534,919)	–	(12,534,919)
Foreign currency translation adjustment	–	–	–	–	–	–	812,169	812,169
Cumulative-effect adjustment – Note 2(c)	–	–	–	–	–	(72,413)	–	(72,413)
Balance, April 30, 2008	25,921,797	$25,921	1	$–	$43,398,849	$(18,479,483)	$731,589	$25,676,876

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 1	Nature of Operations

CounterPath Corporation (formerly CounterPath Solutions, Inc.) (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America and approved for trading on the TSX Venture Exchange in Canada.

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company that are exchangeable into 369,836 shares of common stock of the Company. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction (Note 3).

On February 1, 2008, the Company acquired FirstHand Technologies Inc., (“FirstHand”) a private Ontario, Canada corporation, through the issuance of 5,900,014 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction (Note 3)

On February 1, 2008, the Company acquired BridgePort Networks, Inc. (“BridgePort”), a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks. For accounting purposes, the Company was deemed to be the acquirer of BridgePort based on certain factors primarily being the composition of the board after the transaction (Note 3).

On February 5, 2008, the Company's wholly-owned subsidiaries, NewHeights Software Corporation and CounterPath Solutions R&D Inc. were merged as a wholly-owned subsidiary of the Company under the name CounterPath Technologies Inc.

On March 19, 2008, the Company’s Board of Directors approved a five for one common stock consolidation. As a result, the Company's authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock. The par value of the common stock was unaffected by the stock consolidation and remain at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants) have been retroactively adjusted in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the stock consolidation.

The Company focuses on the design, development, marketing and sales of desktop and mobile application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to carriers, infrastructure manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2008, the Company has not yet achieved profitable operations and had an accumulated deficit of $18,479,483 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2009 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

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

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, FirstHand Technologies Inc., continued under laws of the province of British Columbia, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

b)	Significant Accounting Policies

Revenue Recognition:

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97- 2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

• Persuasive evidence of an arrangement. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of persuasive evidence of an arrangement.

•

Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no post delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

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

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

b)	Significant Accounting Policies – (cont’d)

Service revenue includes sales of support and other services, including professional services, training, and reimbursable travel. Support services include telephone support, e-mail support and unspecified rights to product updates and upgrades, and are generally recognized ratably over the term of the service period, which is generally 12 months. Support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met. Professional services and training revenue is recognized as the related service has been performed.

Stock-Based Compensation:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”, using the modified prospective method on May 1, 2006. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period.

Stock options granted to non-employees were accounted for in accordance with SFAS No. 123 "Accounting for Stock- Based Compensation" and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services" and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

With the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non- employees for the years ended April 30, 2008 and April 30, 2007 using the assumptions more fully described in Note 8.

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

Equipment and Amortization:

Equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives as follows:

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

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

b)	Significant Accounting Policies – (cont’d)

Restructuring Costs:

The Company accounts for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company’s restructuring costs for its post acquisition activities are more fully described in Note 14.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $407,050 at April 30, 2008 (2007 - $56,817). Bad debt expense for the year ended April 30, 2008 was $350,234 (2007 - $42,637).

The Company evaluates, on a periodic basis, the collectibility of its accounts receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific bad debt provision to reduce the customer’s related accounts.

Foreign Currency Translation:

The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar translate amounts to the reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

For transactions undertaken by the Company in foreign currencies, monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2008 and 2007 were as follows:

	Years Ended April 30,
	2008	2007

Balance, beginning of year	$83,769	$71,011
Provision	60,578	12,758
Settlements	–	–
Balance, end of year	$144,347	$83,769

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Financial Instruments:

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, customer deposits and warranty accrual approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes:

The Company accounts for income taxes by the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of these investments in the foreseeable future. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not reasonably determinable.

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” as more fully described in Note 2(c)(i).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

b)	Significant Accounting Policies – (cont’d)

Comprehensive Loss:

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share", and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable shares of common stock of the Company (Note 3) for the period or portion of the period that this security is outstanding.

SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2008, loss per share excludes 4,794,263 (April 30, 2007 – 5,693,620) potentially dilutive common shares (related to stock options, warrants and convertible debentures) as their effect was antidilutive.

Investment tax credits:

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely than not that the tax credits will be realized. Eligible scientific research and experimental development (SR&ED) expenditures are filed as refundable income tax credits.

c)	Adoption of New Accounting Policies

(i) Accounting for Uncertainty in Income Taxes:

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two- step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than- not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely- than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

c)	Adoption of New Accounting Policies – (cont’d)

The cumulative effect of adopting FIN 48 of $72,413 was recorded as a increase to accumulated deficit.

The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The amount of interest and penalties accrued at May 1, 2007, upon the adoption of FIN 48, was $72,413 while the Company had previously accrued $26,142 at April 30, 2007.

The Company is subject to taxation in the U.S., Canada, U.K. and Japan. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002.

The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2008 were as follows:

Balance at May 1, 2007 (date of adoption)	$72,413
Increases related to prior year tax positions (interest and penalties)	26,162
Increases related to current year tax positions (interest and penalties)	–
Settlements	–
Lapses in statute of limitations	–
Balance at April 30, 2008	$98,575

(ii) Goodwill and Intangible Assets:

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company adopted the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit, which is CounterPath Corporation. Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 (Note 3(a)), and FirstHand Technologies Inc. on February 1, 2008 (Note 3(b)). Translated to US Dollars using the period end rate, the goodwill balance at April 30, 2008 was $6,618,453 and $2,056,537, respectively. No impairment charges were recorded during the year ended April 30, 2008.

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. and BridgePort Networks Inc. on February 1, 2008 (Note 3).

The intangible assets of NewHeights are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer asset of $2,283,908 (CDN$2,431,500). The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

The intangible assets of FirstHand are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $2,804,700 (CDN$ 2,804,700) and customer asset of $587,000 (CDN$587,000). The acquired technologies is amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

c)	Adoption of New Accounting Policies – (cont’d)

The intangible assets of BridgePort are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $476,703 and customer asset of $43,594. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

The expected amortization to be recorded for years ended April 30, 2009 to 2013 of the acquired technologies and customer asset is as follows:

	NewHeights		FirstHand		BridgePort	Total

2009	$1,294,026		$692,796		$119,176	$2,105,998
2010	1,349,062		767,144		122,405	2,238,611
2011	1,364,320		932,499		142,086	2,438,905
2012	669,501		782,407		88,399	1,540,307
2013	$210,845	$	_	$	_	$210,845

The Company adopted the requirements of Statement of Financial Accounting Standard No. 144, “The Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 144 requires us to review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the year ended April 30, 2008 (2007 - $nil).

A summary of the Company’s intangible assets, net, at April 30, 2008 is as follows:

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Acquired technologies (Note 3)	$6,875,876	$1,153,484	$5,722,392
Customer assets (Note 3)	3,023,155	210,881	2,812,274
Intangible assets, April 30, 2008	$9,899,031	$1,364,365	$8,534,666

d)	New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for an acquirer recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non- controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

d)	New Accounting Pronouncements – (cont’d)

This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

Note 3	Business Combinations

a)	NewHeights Software Corporation

On August 2, 2007, the Company acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable into 369,836 shares of common stock of the Company. Upon closing, the Company’s convertible debenture holders converted their existing debentures in the amount of $4 million into 2 million shares of common stock pursuant to the terms of the convertible debenture agreement (Note 6). In addition, the Company completed private placements of $1.3 million, $0.5 million and $1.7 million on August 2, 2007, September 30, 2007 and November 2, 2007, respectively, issuing a total of 1.75 million shares of common stock at $2.00. The Company also entered into subscription agreements with investors to raise an additional $2.0 million through the issuance of one million shares of common stock at $2.00 per share, which private placements were completed on February 2, 2008 and March 2, 2008, respectively.

Concurrent with the transaction, the Company issued 857,701 replacement employee options to former optionees of NewHeights. Included in the year ended April 30, 2008 statement of operations is a $388,786 compensation charge (being the incremental fair value of the vested options) recorded in association with the issuance of these options, with $17,428, $50,171, $108,574 and $212,613 being allocated to cost of sales, sales and marketing, research and development and general and administration, respectively.

The Company acquired NewHeights to gain access to NewHeights’ technology and customer base. NewHeights has a portfolio of standards based software applications aimed at simplifying and enhancing real-time communications over the Internet.

The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Any goodwill allocated on the acquisition will not be deductible for tax purposes. The Company’s consolidated statements of operations and comprehensive loss include the operating results of NewHeights from August 2, 2007, the date of acquisition. The functional currency of NewHeights is the Canadian dollar, hence, the values of the assets and liabilities of NewHeights including goodwill will fluctuate with changes in exchange rates.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Business Combinations – (cont’d)

a)	NewHeights Software Corporation – (cont’d)

The following table summarizes the allocation of the purchase price and related transaction costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,634,910
Other current assets	1,563,127
Accounts payable and accrued liabilities	(944,981)
Equipment	261,092
Acquired technologies	3,454,839
Customer asset	2,283,908
Goodwill	6,339,717
Other assets	2,276
Total net assets acquired	$15,594,888
Consideration:
Purchase price - fair value of shares issued	$15,176,861
Fair value of the surrendered options of NewHeights	300,482
Transaction costs	117,545
Total	$15,594,888

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

b)	FirstHand Technologies Inc.

On February 1, 2008, the Company acquired all of the shares of FirstHand Technologies Inc. (“FirstHand”) through the issuance of 5,900,014 shares of the Company’s common stock. Concurrent with the transaction, the Company issued 279,126 replacement employee options to former optionees of FirstHand. Included in the year ended April 30, 2008 statement of operations is a $71,142 compensation charge (being the incremental fair value of the vested options) recorded in association with the issuance of these options , $4,754, $9,273, $21,571 and $35,544 being allocated to cost of sales, sales and marketing, research and development and general and administration, respectively.

The Company acquired FirstHand to gain access to FirstHand’s technology and customer base. FirstHand develops and markets mobile telecommunication software applications aimed at the enterprise market.

The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Any goodwill allocated on the acquisition will not be deductible for tax purposes. The Company’s consolidated statements of operations and comprehensive loss include the operating results of FirstHand from February 1, 2008, the date of acquisition. The functional currency of FirstHand is the Canadian dollar, hence, the values of the assets and liabilities of FirstHand including goodwill will fluctuate with changes in exchange rates.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Business Combinations – (cont’d)

b)	FirstHand Technologies Inc. – (cont’d)

The following table summarizes the allocation of the purchase price and related transaction costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$6,452,287
Other current assets	1,646,631
Accounts payable and accrued liabilities	(1,754,733)
Equipment	340,450
Long term debt	(97,281)
Acquired technologies	2,804,700
Customer asset	587,000
Goodwill	2,083,960
Total net assets acquired	$12,063,014
Consideration:
Purchase price - fair value of shares issued	$11,887,561
Fair value of the surrendered options of FirstHand	93,590
Transaction costs	81,863
Total	$12,063,014

The fair value of common shares issued is based on the weighted average closing common share price for the five trading days prior to, and the five trading days after the announcement of acquisition. The Black-Scholes option pricing model has been used to determine the fair value of the surrendered options of FirstHand granted to former optionees of FirstHand as of the transaction date of February 1, 2008.

The equipment acquired in the acquisition of FirstHand primarily consists of computer equipment, furniture and fixtures and have been recorded at fair value, which approximates net book value. These assets will be amortized on the basis of declining balances. The acquired technologies and customer asset represent finite life intangible assets. The customer asset represents a relationship with an existing customer of FirstHand. The acquired technologies and customer asset are amortized based on their estimated useful life of four years.

c)	BridgePort Networks, Inc.

On February 1, 2008, the Company acquired all of the shares of BridgePort Networks, Inc. (“BridgePort”) by way of a merger in consideration for the assumption of all of the assets and liabilities of BridgePort. BridgePort develops and markets fixed mobile convergence software applications aimed at the telecom service provider market.

The Company acquired BridgePort to gain access to BridgePort’s technology. BridgePort develops and markets mobile telecommunication software applications aimed at the telecom service provider market.

The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The Company’s consolidated statements of operations and comprehensive loss include the operating results of BridgePort from February 1, 2008, the date of acquisition.

The following table summarizes the allocation of the purchase price and related transaction costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Business Combinations – (cont’d)

c)	BridgePort Networks, Inc. – (cont’d)

Cash	$241,708
Other current assets	228,138
Accounts payable and accrued liabilities	(1,263,629)
Equipment	189,027
Other assets	136,176
Acquired technologies	476,703
Customer asset	43,594
Total net assets acquired	$51,717
Consideration:
Purchase price being the transaction costs incurred	$51,717

The equipment acquired in the acquisition of BridgePort primarily consists of computer equipment, furniture and fixtures and have been recorded at fair value, which approximates net book value. These assets will be amortized on the basis of declining balances. The acquired technologies and customer asset represent finite life intangible assets. The customer asset represents a relationship with an existing customer of BridgePort. The acquired technologies and customer asset are amortized based on their estimated useful life of four years.

d)

The following table presents unaudited pro forma results of operations for the years ended April 30, 2008, as if the acquisitions of NewHeights, FirstHand and BridgePort had occurred on May 1, 2006 and 2007:

	Year Ending April 30,
	2008	2007

Revenue	$11,539,566	$9,955,011
Net loss for the year	$(21,007,272)	$(28,561,518)
Net loss per share:
Basic and diluted	$(0.84)	$(1.21)

Note 4	Equipment

	April, 30 2008
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$623,571	$347,955	$275,616
Computer software	724,631	558,949	165,682
Leasehold improvements	167,007	52,467	114,540
Office furniture	225,713	45,403	180,310
Websites	24,915	24,209	706
	$1,765,837	$1,028,983	$736,854

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 4	Equipment – (cont’d)

	April, 30 2007
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$257,192	$218,346	$38,846
Computer software	522,201	336,944	185,257
Leasehold improvements	47,088	42,176	4,912
Office furniture	68,134	28,600	39,534
Websites	28,343	20,293	8,050
	$922,958	$646,359	$276,599

Note 5	Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at April 30, 2008 and 2007 are comprised of the following:

	April 30,
	2008	2007

Accounts payable - trade	$1,094,207	$370,697
Accrued commissions	278,619	64,442
Accrued vacation	633,698	168,089
Codec royalties	765,708	385,291
Research fees	402,027	–
Other accrued liabilities	1,354,942	325,564
	$4,529,201	$1,314,083

Note 6	Convertible Debentures

On November 30, 2006, the Company completed the issuance of convertible debentures in the principal amount of $4,000,000 to a group of investors including a company controlled by the spouse of a significant stockholder of the Company. The debentures were unsecured, bore interest at 5% per annum with interest payable quarterly and were to mature on November 30, 2008. The investors could convert the debentures at any time, and from time to time, in whole or in part into common shares of the Company at a conversion price of $2.00 per share. Consideration for $2,000,000 of the $4,000,000 convertible debentures was the cancellation of the $2,000,000 debenture originally issued on December 13, 2005. In addition, the outstanding share purchase warrants for the purchase of up to 500,000 shares of common stock at a price of $4.00 per share, which were issued in connection with the December 2005 debenture were cancelled on closing. The new debentures ranked senior to the Company’s other existing and future indebtedness as long as they remain outstanding. Under the terms of the private placement, the investors also received share purchase warrants for the purchase of up to 1,000,000 shares of the Company’s common stock, exercisable for three years at a price of $4.00 per share.

Due to the cancellation of the existing convertible debenture and share purchase warrants, for accounting purposes, the new convertible debenture was accounted for as an extinguishment of the original debt with the issuance of new convertible debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments: ("EITF 96-19") and EITF Issue No. 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments ("EITF 06-6"). As a result, the difference between the fair value of the new convertible debenture and the carrying value of the original debt was recorded as a loss on extinguishment of convertible debt (included in interest expense) of $72,036 in the Consolidated Statement of Operations and a corresponding entry to the debt discount. In consideration for the holder's agreement to extend the maturity date of the original convertible debt from November 21, 2007 to November 30, 2008, the Company cancelled the original 500,000 warrants issued in connection with the December 2005 convertible debenture and replaced them with 500,000 warrants with a term of 3 years.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Convertible Debentures – (cont’d)

The difference between the fair value of the new warrants and the fair value of the original warrants immediately prior to cancellation, in the amount of $217,216, was determined to be part of the consideration given for the reacquisition on the debt extinguishment date and was recorded as an additional loss on extinguishment and included in interest expense. The $4,000,000 convertible debenture was recorded on the date of issuance at its fair value which is estimated to approximate its face value with the proceeds raised allocated between the convertible debenture, and share purchase warrants based on their relative fair values and the beneficial conversion feature based on its intrinsic value in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). The Company used the Black-Scholes option pricing model to determine the fair value of the share purchase warrants using the Company’s historical prices and the following assumptions (i) risk-free interest rate of 4.52%, (ii) expected volatility of 82.02%, (iii) expected life of 3 years, and (iv) a dividend yield of nil. At the date of issuance of the $4,000,000 debenture, the Company allocated $3,227,590 to the convertible debenture $336,204 to the share purchase warrants issued in connection with the convertible debenture and $436,206 to the beneficial conversion feature. The amounts allocated to the share purchase warrants and beneficial conversion feature represents a discount on the debt financing which is accreted to income over the term of the debt.

On August 2, 2007, in conjunction with the acquisition of NewHeights Software Corporation (Note 3) the Company’s convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 2,000,000 shares of common stock at a conversion price of $2.00 per share. As a result, the remaining balance of the unaccreted debt discount on the date of conversion of $540,200 was recorded in the consolidated statement of operations as additional interest expense. The convertible debenture and debt discount are summarized as follows:

	Face		Carrying
	Amount	Discount	Value

Balance, April 30, 2006	$2,000,000	$112,418	$1,887,582
Accretion of debt discount to November 2006	-	(40,382)	40,382
Balance before extinguishment	2,000,000	72,036	1,927,964
Extinguishment of original debenture	(2,000,000)	(72,036)	(1,927,964)
Issuance of convertible debenture	4,000,000	772,410	3,227,590
Accretion of debt discount	–	(141,640)	141,640
Balance, April 30, 2007	4,000,000	630,770	3,369,230
Accretion of debt discount to date of conversion	–	(90,570)	90,570
Conversion of debenture on August 2, 2007	(4,000,000)	(540,200)	(3,459,800)
Balance, April 30, 2008	$–	$–	$–

During the years ended April 30, 2008 and 2007, the Company recorded an accretion expense of $90,570 and $182,022, respectively on this discount.

Note 7	Preferred Stock

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

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock

On March 19, 2008, the Company’s Board of Directors approved a five for one common stock consolidation. As a result, the Company's authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants) have been retroactively adjusted in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the stock consolidation.

On April 11, 2008, certain officers, directors and affiliates of the Company entered into an escrow agreement with the TSX-V whereby a total of 11,489,635 shares of common stock in the Company were deposited into escrow with Valiant Trust acting as escrow agent. as a condition to listing of the Company’s shares of common stock on the TSX-V. The shares are released as to 25% upon entering in to the agreement and 25% on each date that is 6, 12 and 18 months from the date of the escrow agreement.

During the year ended April 30, 2008, the Company issued 3,418 shares of common stock at $2.00 per share for cash proceeds of $6,832 pursuant to the exercise of stock purchase options.

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

On August 2, 2007, the Company issued 857,701 stock options to former optionees of NewHeights Software Corporation (“NewHeights”) to replace their existing options. The replacement options were granted at $2.00 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered NewHeights options of $300,482 was included in the purchase price of NewHeights and a compensation charge of $388,786 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options. On February 2, 2008, the Company issued 279,126 stock options to former optionees of FirstHand Technologies Inc. to replace their existing options. The replacement options were granted at $1.90 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered FirstHand options of $93,590 was included in the purchase price of FirstHand and a compensation charge of $71,142 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plans are 800,000 under the 2004 Stock option plan and 4,260,000 under the 2005 Stock option plan.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non- employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2008 and 2007 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the year ended April 30, 2008 and 2007 were $0.94 and $1.75 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2008	April 30, 2007

Risk-free interest rate	3.62%	4.85%
Expected volatility	67.0%	83.2%
Expected term	3.6 yrs	5.8 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.94	$1.75

The following is a summary of the status of the Company’s stock options as of April 30, 2008 and the stock option activity during the year ended April 30, 2008:

		Weighted-
		Average
		Exercise
	Number of	Price
	Options	per Share

Outstanding at April 30, 2006	2,229,000	$2.25
Granted	735,620	$2.45
Forfeited	(202,000)	$1.95
Cancelled	(63,896)	$1.95
Exercised	(5,104)	$1.95
Outstanding at April 30, 2007	2,693,620	$2.30
Granted	410,645	$1.87
Issued to NewHeights’ former optionees	857,701	$2.00
Issued to FirstHands’ former optionees	279,126	$1.90
Exercised	(3,418)	$2.00
Forfeited /Cancelled	(406,691)	$1.90
Expired	(36,720)	$2.00
Outstanding at April 30, 2008	3,794,263	$2.20

Exercisable at April 30, 2008	2,360,979	$2.30
Exercisable at April 30, 2007	932,887	$2.70

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of April 30, 2008:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value

$1.50	40,000	$12,000	August 1, 2016	16,667	$5,000
$1.70	53,333	5,333	May 1, 2012	26,354	2,635
$1.85	192,312	–	February 2, 2013	114,100	–
			October 1, 2011 to
$1.90	297,726	–	June 26, 2017	191,667	–
$1.94	89,400	–	January 10 2016	51,521	–
$1.95	1,559,375	–	September 7, 2010	978,188	–
			to Dec. 12, 2015
			June 5, 2008
$2.00	782,289	–	to March 18, 2015	577,227	–
$2.15	240,000	–	September 7, 2016	95,000
$2.25	38,000	–	December 13, 2012	–	–
$2.80	50,000	–	February 20, 2016	27,083	–
$2.95	60,000	–	July 26, 2016	26,250	–
$3.05	196,620	–	May 23, 2016	94,214	–
$3.35	55,000	–	June 13, 2010	32,500	–
			to July 11, 2016
$3.40	20,000	–	April 10, 2016	10,000	–
$3.75	5,208	–	March 3, 2016	5,208	–
$5.35	30,000	–	March 29, 2010	30,000	–
$5.85	35,000	–	February 22, 2010	35,000	–
$7.90	30,000	–	October 24, 2009	30,000	–
$9.35	20,000	–	July 21, 2009	20,000	–
April 30, 2008	3,794,263	$17,333		2,360,979	$7,635

April 30, 2007	2,693,620	$51,000		932,887	$8,500

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.80 per share as of April 30, 2008 (April 30, 2007 – $1.70), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2008 was 43,021 (April 30, 2007 – 8,500). The total intrinsic value of options exercised during the year ended April 30, 2008 was $nil (2007 – $nil). The grant date fair value of options vested during the year ended April 30, 2008 was $1,817,972 (April 30, 2007 – $1,323,055).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2008.

		Weighted Average
	Number of	Grant-Date
	Options	Fair Value

Non-vested options at April 30, 2006	1,845,028	$1.55
Granted	735,620	$1.75
Vested	(617,915)	$1.60
Forfeited	(202,000)	$1.95
Non-vested options at April 30, 2007	1,760,733	$1.60
Granted	1,547,472	$0.94
Vested	(1,563,364)	$1.16
Forfeited	(311,423)	$1.21
Expired	(134)	$0.44
Non-vested options at April 30, 2008	1,433,284	$1.48

As of April 30, 2008 there was $1,924,082 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.0 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the years ended April 30, 2008 and 2007 are as follows:

	Years Ended
	April 30,
	2008	2007

Cost of sales	$107,004	$56,932
Sales and marketing	208,736	81,369
Research and development	485,577	261,067
General and administrative	800,117	480,741
Total stock-based compensation	$1,601,434	$880,109

Subsequent to year end the Company granted a total of 364,000 incentive stock options to a director and officer and certain employees of the Company. The options are exercisable for five years at a price of $1.75 per common share.

Warrants

No stock purchase warrants were granted in fiscal 2008. The fair value of stock purchase warrants granted during the year ended April 30, 2007 was $4.00 per share. The assumptions utilized to determine such values are presented in the following table:

Year Ended
April 30, 2007

Risk-free interest rate	4.52%
Expected volatility	82.02%
Expected term	3 yrs
Dividend yield	0%
Weighted average fair value	$4.00
Total warrants outstanding	1,000,000

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

The following is a summary of the status of the Company’s stock purchase warrants as of April 30, 2008 and the stock purchase warrant activity during the years ended April 30, 2008 and 2007:

	Number	Exercise
	of	Price
	Options	per Share

Outstanding at April 30, 2006	500,000	$4.00
Granted	1,000,000	4.00
Cancelled	(500,000)	4.00
Outstanding at April 30, 2007 and April 30, 2008	1,000,000	$4.00

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2008	2007

Tax loss carry forwards	$10,253,000	$1,294,000
Equipment	1,073,000	117,000
Undeducted research and development expenses	2,967,000	–
Investment tax credits	1,075,000	–
Undeducted financing costs	7,000	–
Convertible debentures	–	(214,000)
Cumulative unrealized foreign exchange gain	(272,000)	–
Acquired technology and other intangibles	(2,400,000)	–
Valuation allowance established by management	(12,703,000)	(1,197,000)
Net deferred assets at April 30, 2008	$–	$–

The provision for income taxes differ from the amount calculated using the US federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2008	2007

Benefit from net loss, at US rates	$(4,262,000)	$(1,144,000)
Foreign loss at other than US rates	(43,000)	(129,000)
Non-deductible expenses	56,000	16,000
Non-deductible stock option compensation	544,000	299,000
Non-deductible loss on extinguishment of debt	184,000	98,000
Adjustment of valuation allowance	(129,000)	62,000
Increase (decrease) in valuation allowance	3,650,000	798,000
Income tax expense for year	$–	$–

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes – (cont’d)

The Company’s valuation allowance as at April 30, 2008 was reduced by $nil (2007 - $214,462). This reduction resulted from the reversal of the valuation allowance related to the tax effect of the temporary difference created by recognizing the beneficial conversion features of the convertible debentures (Note 6). In accordance with EITF 05-8 “Income Tax Consequence of Issuing Convertible Debt with a Beneficial Conversion Feature”, such temporary difference should be adjusted to Additional Paid-in Capital and thus excluded from the rate reconciliation.

The tax benefit of net operating losses carried forward and the associated valuation allowance was increased by $7,856,000, representing the tax effect of losses which were acquired with the acquisitions during the year ended April 30, 2008.

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

As at April 30, 2008, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States-US$	$ 8,650,000		2026 – 2027
Canada-CDN$	27,000,000	*	2009 – 2027

*These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” as more fully described in Note 2(c)(i).

Note 10	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by geographic information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2008 and 2007:

	Years Ended
	April 30,
	2008	2007

North America	$4,965,779	$2,391,265
Europe	2,414,002	2,548,384
South America	1,280,181	230,408
Asia	348,728	407,840
Other	78,210	147,044
	$9,086,900	$5,724,941

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information – (cont’d)

Contained within the results of North America for the year ended April 30, 2008 are revenues from the United States of $2,916,798 (2007 - $2,007,960) and from Canada of $2,048,981 (2007 - $383,305).

Contained within the results of Europe for the year ended April 30, 2008 are revenues from the United Kingdom of $882,770 (2007 - $1,340,592), from Germany of $335,282 (2007 - $440,700), from Belgium of $320,664 (2007 - $nil) and Croatia of $289,787 (2007 - $207,315).

Contained within the results of South America for the year ended April 30, 2008 are revenues from Mexico of $916,793 (2007 - $139,348) and from the Dominican Republic of $137,309 (2007 - $nil).

The Company’s long-lived assets, which includes equipment, intangible assets, and other assets are located in Canada and the United States as follows:

	As at
	April 30,
	2008	2007

Canada	$9,202,208	$302,315
United States	247,061	–
Total	$9,449,269	$302,315

Revenue from significant customers for the years ended April 30, 2008 and 2007 is summarized as follows:

	Years Ended
	April 30,
	2008	2007

Customer A	23%	–
Customer B	9%	22%
	32%	22%

Accounts receivable balances for Customer A were $1,177,000 as at April 30, 2008 and $nil as at April 30, 2007. Accounts receivable balances for Customer B were $400,000 as at April 30, 2008 and $371,485 as at April 30, 2007.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Commitments

a)

On July 10, 2006, the Company entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,757 was made. The monthly lease payment under this agreement is $20,478 plus $21,681 in operating costs. These amounts increase as of October 1, 2009 to $23,037 and $21,681, respectively.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,800 was made. The monthly lease payment under this agreement is $9,800 plus $7,827 in operating costs. Currently, the Company is subleasing a part of these premises for a monthly charge of $7,853. The sub lease commenced on August 1, 2007 and expires on September 30, 2012.

c)

On February 15, 2005, the Company entered into a lease extension for office premises, which commenced on April 1, 2005 and expires on March 31, 2010. The monthly lease payment under this agreement is $10,087 plus $17,425 in operating costs. This monthly lease increases to $11,348 on April 1, 2009.

d)	On February 29, 2008, the Company entered into a lease for office premises, which commenced on March 1, 2008 and expires on July 31, 2008. The monthly lease payment under this agreement is $16,440.

e)

On June 1, 2008, the Company entered into a lease for office premises, which commences on August 1, 2008 and expires on July 31, 2010 for which a deposit of $27,000 was made. The monthly lease payment under this agreement is $9,000. This amount increases to $9,200 on August 1, 2009.

f)	On March 14, 2008, the Company entered into a lease for office premises, which commences on April 1, 2008 and expires on March 31, 2009. The monthly lease payment under this agreement is $3,857.

g)

On April 23, 2008, the Company entered into a software development consulting agreement, which commenced on May 5, 2008 and expires on December 5, 2008 for which a prepayment of $42,400 was made. The payment schedule is tied to specific milestones as they are completed and requires total payments of $169,600 in fiscal year 2009.

h)

On June 28, 2005, the Company entered into a software development consulting agreement extension, which commenced on June 30, 2006 and expires June 30, 2009. The payment schedule is tied to specific milestones as they are completed and requires total payments of $109,000 in fiscal year 2009 and $109,000 in fiscal year 2010.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases	Office Leases			Software
	– Related	– Unrelated	Sub Lease	Total Office	Development
	Party	Party	income	Leases	Contracts
2009	$331,403	$890,172	$(94,239)	$1,127,336	$278,600
2010	316,500	845,142	(94,239)	1,067,403	109,000
2011	–	775,741	(94,239)	681,502	–
2012	–	435,113	(94,239)	340,874	–
2013	–	88,134	(39,266)	48,868	–
	$647,903	$3,034,302	$(416,222)	$3,265,983	$387,600

Rent expense for the year ended April 30, 2008 was $829,846 (2007 - $297,453).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 12	Related Party Transactions

During the years ended April 30, 2008 and 2007, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant stockholder of the Company:

	Years Ended April 30,
	2008		2007

Interest on convertible debenture	$40,000		$122,361
Lease payment	$78,719	$	Nil

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by the Company on August 2, 2007 and was amalgamated on February 5, 2008 with the Company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name CounterPath Technologies Inc. The distribution agreement with Mitel renews automatically for one-year periods and contains termination rights of both parties. Under the terms of the distribution agreement, the Company earns a specified fee from Mitel based on the number of product licenses sold to Mitel. In addition, under an existing agreement with Mitel dated April 1, 2006, the Company receives royalties of $0.52 (CDN$0.50) for each phone product sold by Mitel prior April 1, 2011, with session initiation protocol technology up to a maximum of approximately $1,362,100 (CDN$1,300,000).

The Company’s software revenue for the year ended April 30, 2008, pursuant to the terms of these agreements, was $2,026,557 (2007 - $nil). Included in this amount was a payment of $400,000 for royalties earned by the Company for enhancements it had completed to Mitel’s session initiation protocol technology. In consideration of payment, the Company agreed to terminate future payment obligations of Mitel associated with the session initiation protocol technology.

As at April 30, 2008, the Company has an accounts receivable balance from Mitel of $1,177,000 (April 30, 2007 - $nil).

During the year ended April 30, 2008, the Company reimbursed Mitel for certain expenses on behalf of the Company and another related corporation to Mitel totaling $51,882 (April 30, 2007 - $nil) and the Company was paid $12,199 by a related corporation to Mitel.

During the year ended April 30, 2008, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $71,500 (April 30, 2007 - $nil) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at April 30, 2008, the Company had an accounts payable balance to KRP of $2,656 (April 30, 2007 -$nil).

In addition, during the year ended April 30, 2008, the Company paid a director of the Company $10,339 (April 30, 2007 - $nil) for use of his apartment.

Note 13	Contingent Liability

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

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 14	Restructuring

As a result of the Company’s post acquisition activities, the Company has incurred restructuring costs of $558,394 and $nil during the years ended April 30, 2008 and 2007, respectively. Restructuring costs of $558,394 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations. At April 30, 2008 we had a restructuring accrual for severance in the amount of $nil.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          During our most recent fiscal year, there were no disagreements with our independent accounts on any matter of accounting principles or practices, financial statement disclosures or auditing scope procedures.

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

          Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

          In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that subject to the inherent limitations noted in Part II, Item 8A(t) as of April 30, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2008 due to the following material weaknesses:

  Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s April 30, 2008 consolidated financial statements.

  Our company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     Other Information.

          None.

PART III

          The SEC allows us to include information required in this annual report by referring to other documents or reports which we have filed or will soon be filing with the SEC. We intend to file a definitive proxy statement relating to our annual meeting of shareholders to be held on October 1, 2008, not later than 120 days after the end of fiscal year covered by this annual report, and certain information therein is incorporated by reference in this annual report.

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

          The information required by this item with respect to directors, executive officers, promoters, control persons, and compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 10.      Executive Compensation.

          The information required by this item with respect to executive compensation is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this item with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 12.      Certain Relationships and Related Transactions, and Director Independence.

          The information required by this item with respect to certain relationships and related transactions, and director independence is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report.

Item 13.      Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.2	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.3	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.4	Form of Subscription Agreement dated November 30, 2006, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.5	Form of Subscription Agreement dated November 30, 2006, between our company and KMB Trac Two Holdings Ltd (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.6	Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.7	Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.8

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated February 1, 2007 (incorporated by reference from our Quarterly Report on Form 10QSB filed on March 9, 2007).

10.9

Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated March 8, 2007 (incorporated by reference from our Quarterly Report on Form 10QSB filed on March 9, 2007).

10.10

Arrangement Agreement among CounterPath Solutions, Inc., 6789722 CANADA INC., a wholly owned subsidiary of CounterPath Solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2007).

10.11

Support and Lock-Up Agreements between CounterPath Solutions, Inc and each of Owen Matthews and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Currert Report on Form 8-K filed on June 18, 2007).

10.12	Subscription Agreement between CounterPath Solutions, Inc and Wesley Clover dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2007).

10.13

Amended Employment Agreement between Mark Bruk and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated July 24, 2007 (incorporated by reference from our Annual Report on Form 10-KSB/A filed on July 30, 2007).

10.14

Exchangeable Share Support Agreement between CounterPath Solutions, Inc. and 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.15

Voting and Exchange Trust Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and Valiant Trust Company dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.16	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.17	Form of Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.18	Installment Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.19	Loan Conversion Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.20

Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.21

Escrow Agreement among our company, Owen Matthews, Wesley Clover and Clark Wilson LLP dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.22

Employment Agreement between Greg Pelling and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.23

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.24	Employment Agreement between Mark Bruk and CounterPath Corporation dated December 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on December 17, 2007).

10.25

Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.26

Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.27

Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (incorporated in the Province of Ontario, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

BridgePort Networks K.K. (incorporated in Japan)

(31)	Section 302 Certification

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of Donovan Jones and David Karp (filed herewith).

Item 14. Principal Accountant Fees and Services.

          Audit fees and other services provided by our independent registered public accounting firms, BDO Dunwoody LLP during the years ended April 30, 2008 and 2007, were as follows:

	2008	2007

Audit Fees	$229,798	$150,699

Audit Related Fees	Nil	Nil

Tax Fees	$42,277	24,214

All Other Fees	Nil	Nil

Total Fees	$272,075	$174,913

Audit Fees

          This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings including the Form 8-K and Form 8-K/A's in respect of acquisitions of NewHeights, FirstHand and BridgePort during the year.

Audit Related Fees

          There were no audit related fees paid to BDO Dunwoody LLP, during our fiscal year ended April 30, 2008.

Tax Fees

          This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

          There were no fees paid to BDO Dunwoody LLP, that are not covered under the headings set out above during our fiscal year ended April 30, 2008.

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

          Effective May 6, 2003, the SEC adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

          Our audit committee who act as our audit committee pre-approved all services provided by our independent accountant. All of the services and fees described under the categories of "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" were reviewed and approved by our board of directors before the respective services were rendered.

          Our audit committee has considered the nature and amount of the fees billed by BDO Dunwoody LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO Dunwoody LLP.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer & Director
Date: July 29, 2008

          In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 29, 2008

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 29, 2008
Director
/s/ Greg Pelling
Greg Pelling	Chief Strategy Officer and Director	July 29, 2008

/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 29, 2008
Secretary
/s/ Jason Fischl
Jason Fischl	Chief Technology Officer	July 29, 2008

/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 29, 2008

/s/ Mark Bruk
Mark Bruk	Vice Chairman and Director	July 29, 2008

/s/ Larry Timlick
Larry Timlick	Director	July 29, 2008

/s/ Chris Cooper
Chris Cooper	Director	July 29, 2008