Form 10KSB/A
period 2008-04-30
COUNTERPATH CORP
filed 2008-09-03
CIK 1236997

UNITED STATES
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

          During the year ended April 30, 2008, we completed the acquisition of NewHeights Software Corporation, a private Canada corporation, FirstHand Technologies Inc., a private Ontario corporation, and BridgePort Networks, Inc., a private Delaware corporation. The integration of the business of each respective company with our business has been, and will continue to be, a time consuming and expensive process. Any prolonged activity in respect of the integration of the acquired businesses with our business could divert financial and other resources from our planned operations, which could negatively affect our results of operations, lower employee morale, and result in customers cancelling existing orders or choosing not to place new ones. In addition, the combined operations of our company and the acquired businesses may not achieve anticipated synergies or other benefits. If the anticipated benefits of the combined operations are not realized or do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

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

           The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of our shareholders or until their successors are elected and qualify. Our board of directors appoints officers and their terms of office are, except to the extent governed by employment contract, at the discretion of our board of directors.

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Donovan Jones(1) British Columbia, Canada	President, Chief Executive Officer, Director	39	April 24, 2006
Greg Pelling(2) Ontario, Canada	Chief Strategy Officer, Director	49	August 2, 2007
David Karp British Columbia, Canada	Chief Financial Officer, Treasurer, Secretary	43	September 7, 2006
Jason Fischl California, United States	Chief Technical Officer	39	August 29, 2005
Terence Matthews Ontario, Canada	Chairman of the Board, Director	65	August 2, 2007
Mark Bruk(3)(4) British Columbia, Canada	Vice-Chairman of the Board, Director	49	April 27, 2004
Owen Matthews(5) British Columbia, Canada	Vice-Chairman of the Board, Director	36	August 2, 2007
Chris Cooper(4)(5) British Columbia, Canada	Director	39	August 17, 2005
Larry Timlick(4)(5) British Columbia, Canada	Director	51	June 17, 2005

(1)	Appointed President and Chief Operating Officer on April 24, 2006, Director on June 1, 2008 and President and Chief Executive Officer on April 30, 2008.
(2)	Appointed Chief Executive Officer on August 2, 2007 and Chief Strategy Officer on April 30, 2008.
(3)	Chief Executive Officer between April 27, 2004 and August 2, 2007.
(4)	Member of our Audit Committee.
(5)	Member of our Compensation Committee.

Business Experience

           The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

           Donovan Jones

           Mr. Jones is a director of our company, has been our President and Chief Executive Officer since April 30, 2008 and was President and Chief Operating Officer since April 2006. Between May 2005 and April 2006, he was our company’s Vice President of Sales. Prior to this, from February 2005 and June 2006, Mr. Jones was with a boutique investment banking firm, where he was responsible for sourcing and executing transactions for mid-market private companies. From May 1996 to October 2004, with TELUS Communications, Canada’s second largest Telecommunications company, Mr. Jones held increasingly senior positions in Corporate Development and Client Solutions, which had him involved in planning and executing a series of merger, acquisition and divestiture activities in the Telecommunications, Application Development and Data Network Integration space. Additionally, Mr. Jones was involved with the strategic planning process for businesses focused on Application and Web Development, Hosting, Human Resources, Supply Operations and Sales Efficiency; Mr. Jones’ efforts with TELUS culminated in his position of Director/Chief Operating Officer Marketing with responsibility for a business unit focused on the selling, implementing and management of Enterprise voice, data and IP infrastructure. Prior to this, Mr. Jones consulted on strategy, process improvement, human resource strategy, and funding for several software and high technology companies. Mr. Jones holds a Masters in Business Administration from the University of Calgary and an Economics degree from the University of Alberta.

           Terence Matthews

           Mr. Matthews is our Chairman of our board of directors and a director of our company. Mr. Matthews also serves as Chairman of Wesley Clover Corporation and Chairman of Mitel Networks Corporation and March Networks Corporation, two companies active in developing IP systems for enterprise applications. Prior to joining March Networks, Mr. Matthews served as Chief Executive Officer and Chairman of Newbridge Networks Corporation, a company he founded in 1986. Providing leadership and vision for 14 years, Mr. Matthews helped Newbridge become a leader in the worldwide data networking industry. In 1972, before launching Newbridge, Mr. Matthews co-founded Mitel Corporation. Under his leadership, Mitel grew quickly to become a world leader in the design and manufacture of enterprise voice systems and products. In 1985, British Telecom bought controlling interest in Mitel. In 2001, Mr. Matthews purchased the worldwide Communications Systems division of Mitel, and the Mitel name, and is now owner and non-executive Chairman of Mitel Corporation, a company focused on providing next generation IP telephony solutions for broadband networks. Mr. Matthews also serves on the board of directors for a number of high technology companies and is Chairman or serves on the Board of Directors of Newport Networks Corporation, Bridgewater Systems Corporation, Dragonwave Inc. and Solace Systems. In addition Mr. Matthews holds an honours degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood.

           Mark Bruk

           Mr. Bruk is a founder and a director of our company, our Vice-Chairman of our board of directors, and was the Chief Executive Officer from October 2002 to August 2, 2007. Mr. Bruk has been involved primarily in software development over the past 20 years. In May 1998, he founded, and was the Chief Executive Officer, of eduverse.com (formerly known as Eduverse Accelerated Learning Systems Inc.) where he had overall control of the company’s development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Proctor and Gamble Manufacturing (Thailand) Co., Ltd. Prior to founding eduverse.com, Mr. Bruk served as Vice President of applications and subsequently Vice President of research & development for InMedia Presentations, Inc., a multimedia software company. Under Mr. Bruk’s initiative and management, InMedia developed the world’s first web-based 100% pure HTML slide show player and also the world’s first 100% pure Java slide show player. InMedia’s software was bundled with digital cameras manufactured by Casio, Nikon, Olympus and Kodak.

           Owen Matthews

           Mr. Matthews is our Vice-Chairman of our board of directors and a director of our company. Mr. Matthews also currently serves as the Executive Vice-President of Wesley Clover Corporation, an investment management company. Between October 1998 and August 2, 2007, Mr. Matthews was Chief Executive Officer of NewHeights Software Inc. In this capacity, Mr. Matthews was responsible for NewHeights’ overall corporate growth and ensuring that the company delivers the most evolved personal communications management solutions in the industry. Mr. Matthews was active in driving the NewHeights’ sales process, both domestically and internationally, and regularly engaged in technology strategy sessions with carriers, customer-premise equipment vendors and PC equipment manufacturers. In 1998, Mr. Matthews co-founded NewHeights in response to the emerging shift towards the development of commercial IP Telephony systems. Foreseeing the widespread adoption of IP PBXs and hosted IP Centrex, Mr. Matthews launched NewHeights to develop an intuitive, next- generation software client that would bring together the power of both the telephony and data networks in an intuitive graphic interface. Mr. Matthews has been extensively involved in the business of telecommunications and delivering innovation to market for over a decade and is also the son of Terence Matthews, founder of Mitel Networks and NewBridge Networks. Mr. Matthews' business and technology acumen was in part seasoned under various Matthews’ business holdings, including NewBridge Networks and the Wesley Clover Corporation and its portfolio of technology corporations.

           Greg Pelling

           Mr. Pelling is currently our Chief Strategy Officer and a director of our company. Mr. Pelling is a 20-year technology and IT industry veteran, whose career includes Senior Industry Partner at PricewaterhouseCoopers (“PwC”) and as part of Cisco Systems Inc.’s strategic leadership team. Prior to joining our company in August 2007 as Chief Executive Officer, Mr. Pelling was the President of NewHeights Software Corporation and was responsible for leading the company in corporate strategy, business development, product innovation, market gains and profitability commitments. Prior to joining NewHeights, Mr. Pelling was Global Managing Director, Advanced IT Services of Cisco Systems, Inc. where he was responsible for delivering new business and building out the company’s Global Development Centers; prior to which he was Managing Director, Asia Pacific/Japan, Internet Business Solutions Group of Cisco Systems from January 2001 to August 2004. As the Managing Director Asia Pacific and Japan for Cisco Systems Internet Business Solutions Group, he was an advisor to governments and Fortune 500 corporations where he provided strategic advice on creating competitive advantage from IT and the Internet to the top corporations and governments in the region. Before joining Cisco, he was Executive Director, Partner and Senior Industry Partner at PwC from 1995 to 2001. Prior to joining PwC, Mr. Pelling held executive positions in several Canadian companies including Intergraph, SHL Systemhouse, Wang Labs and Richmond Technologies. Prior to Cisco, he was Asia’s Senior Partner for PwC’s Technology Consulting Practice. Considered a thought leader, Mr. Pelling is also the author of “Cisco Net Impact: Competitive Advantage from Internet Innovators in Asia Pacific and Japan.” Mr. Pelling is a graduate of the University of British Columbia and holds an Executive Master’s in Business Administration in International Management.

           Chris Cooper

           Mr. Cooper is a director of our company. Mr. Cooper has ten years of experience in management and finance in the oil and gas industry. Over the past nine years Mr. Cooper has successfully raised funds primarily through brokered and non-brokered equity issues as well as debt financing. Since April 2003, Mr. Cooper has been the President, Chief Executive Officer and founder of Northern Sun Exploration Company Inc., a junior oil and gas producer. In 2000, Mr. Cooper co-founded Choice Resources Corp., an intermediate oil and gas producer that has since been acquired by Buffalo Resources Corp. He is a co-founder and member of the board of directors of Watch Resources Ltd., a public gas producer in a joint venture with the Fishing Lake Métis Settlement in northern Alberta that was more recently acquired by Pearl Exploration. He acted as the Chief Financial Officer and Treasurer for Velvet Exploration Ltd. in its start-up phase, and assisted it in raising early stage financing. Mr. Cooper received his Bachelor of Arts from Hofstra University and his Master’s in Business Administration from Dowling College, both in New York State.

           Larry Timlick

           Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 23 years of technical sales and management experience and has been a director of our company since June 2005. Mr. Timlick has been Vice President of Corporate Planning since November 2006 for the Kingsway Group of Companies, a corporate vehicle for real estate investments. Mr. Timlick acted as interim President of our company between June 2005 and August 2005. Between 1991 and 2004, Mr. Timlick was with Cisco Systems Canada. While with Cisco Systems Canada, Mr. Timlick was responsible for developing a sales region for TELUS, a major telecommunications carrier in Canada, which was named

Region of the Year, Americas International in FY 2004. Mr. Timlick gained many accomplishments with Cisco Systems including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002. As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg. Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products. Mr. Timlick is also a director of Stage Capital Corp, a publicly traded investment vehicle.

           David Karp

           Mr. Karp has been our Chief Financial Officer since September 2006. Mr. Karp became Treasurer and Corporate Secretary on November 3, 2006. From May 2004 to August 2006, Mr. Karp was Chief Financial Officer of Chemokine Therapeutics Corp., where he led the company’s initial public offering and listing on the TSX. From February 2002 to May 2004, Mr. Karp was Chief Financial Officer of Neuro Discovery Inc., a Vancouver based, publicly traded investment Management Company focused on biotechnology investing. Mr. Karp assisted in raising capital and making private investments in early stage biotechnology companies in addition to having overall responsibility for all treasury, reporting and control functions. From August 1997 to September 2001, Mr. Karp was Vice President, Investment Banking for BMO Nesbitt Burns in Vancouver. His experience in raising capital includes raising capital for companies in a variety of industries. Mr. Karp has also managed a number of merger, acquisition and restructuring assignments for a variety of industries. Mr. Karp holds a Bachelor of Science degree in Mechanical Engineering from the University of Waterloo in Ontario and an MBA from the Ivey School of Business at the University of Western Ontario in London, Ontario. He is a Chartered Financial Analyst (CFA) charter holder and a Professional Engineer.

           Jason Fischl

           Mr. Fischl has been our Chief Technology Officer since September 2005. Mr. Fischl leads the expansion of the Issuer’s portfolio of softphones and SDKs; drives the strategic direction for product planning and architecture; and has the responsibility of providing technical and solution leadership to customers. Between February 2005 and September 2005, Mr. Fischl was a founder of the consulting firm SIP Edge, which provides SIP/VoIP client/server architecture and implementation consulting. Prior to co-founding SIP Edge, he was a founder and the CTO of PurpleComm, Inc. between May 2003 and February 2005, which has operations in Taipei, Beijing, Shanghai, and Santa Clara. PurpleComm, under the brand TelTel, is a SIP service provider offering residential VoIP, presence and Instant Messaging services to users around the world, with a primary focus on the Asian marketplace. TelTel launched in July 2004 and rapidly grew to over 1 million subscribers, making it the largest SIP deployment in the world at the time. Prior to co-founding PurpleComm, he was a founder and CTO of Cathay Networks in August 2000, which developed a SIP-based IP Centrex system. Mr. Fischl is also one of the founding board members of both SIPfoundry and Vovida.org. In 2002, he helped found the reSIProcate open source SIP stack project and has been one of its key contributors.

Family Relationships

           Except as set forth below, there are no family relationships among our directors or our executive officers.

           Owen Matthews, the Vice-Chairman of our board of directors is the son of Terence Matthews, the Chairman of our board of directors.

Involvement in Certain Legal Proceedings

           Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(A)of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

           Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended April 30, 2008 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Greg Pelling	1(1)	2	Nil
Terence Matthews	2(1)(2)	8	Nil
Owen Matthews	1(1)	1	Nil
Larry Timlick	1(2)	5	Nil

(1)	The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% shareholder, as applicable, failure to file a Form 4 – Statement of Changes in Beneficial Ownership of Securities.

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

           Our Code of Business Conduct and Ethics was filed with the SEC as Exhibit 14.1 to our annual report on Form 10-KSB dated April 30, 2004 filed on July 29, 2004. Our Code of Business Conduct and Ethics is also posted on our website at www.counterpath.com. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: CounterPath Corporation, Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3, Attention Corporate Secretary.

Director Nominations

           As of the date of this annual report, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our company does not currently have a policy with regard to the consideration of any director candidates recommended by our stockholders. Our board of directors does not believe that it is necessary to have a policy with regard to the consideration of any director candidates recommended by stockholders as any such candidates can be appropriately evaluated by our board of directors. We, however, encourage stockholders to recommend candidates directly to the Secretary by sending communications to “The Secretary of CounterPath Corporation”, c/o CounterPath Corporation, Suite 300 - 505 Burrard Street, Box 95, Vancouver, British Columbia, Canada V7M 1X3.

Committees Of The Board Of Directors

           We currently act with a standing Audit Committee and Compensation Committee. We do not have a standing nominating committee or corporate governance committee but our entire board of directors acts as our nominating and corporate governance committee.

Audit Committee

           The Audit Committee was formed in September 2007. During the year ended April 30, 2008, the Audit Committee held two meetings. The Audit Committee currently consists of Chris Cooper, Mark Bruk and Larry Timlick. Chris Cooper acts as the Audit Committee Chairman. Mr. Cooper and Mr. Timlick are also non-employee directors of our company. Chris Cooper is, and as of August 31, 2008, Larry Timlick will be, considered an independent director as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules and Multilateral Instrument 52-110, adopted by various Canadian securities commissions. Each of the members of the Audit Committee are financially literate as defined in Multilateral Instrument 52-110. For a description of Messers. Cooper, Bruk and Timlick’s education and experience, see the section of this proxy statement entitled “Nominees for Election”.

           The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to our board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to our board of directors, when so requested, on any accounting or financial matters. Our board of directors adopted a charter for the Audit Committee on December 13, 2007, a copy of which is attached hereto as Exhibit B to our definitive proxy statement filed with the SEC on August 29, 2008.

Audit Committee Financial Expert

           The Securities Exchange Act requires our board of directors to determine if a member of its Audit Committee is an “audit committee financial expert.” According to these requirements, an Audit Committee member can be designated an Audit Committee financial expert only when the Audit Committee member satisfies specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our company's financial statements. Such qualifications may be acquired through specified means of experience or education. While our board of directors has confidence in the ability and the effectiveness of its Audit Committee, our board of directors has determined that no current Audit Committee member qualifies as an Audit Committee financial expert. However, our board of directors believes that the current members of the Audit Committee are qualified and collectively have sufficiently extensive financial training and experience to carry out the duties and responsibilities of the Audit Committee.

Item 10.      Executive Compensation.

Summary Compensation Table

           The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended April 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Donovan Jones (3) President, Chief Executive Officer and Director	2008 2007	185,634 158,323	174,512 69,847	Nil Nil	153,793 126,603	19,984 Nil	533,923 354,773
Greg Pelling (4) Chief Strategy Officer and Director	2008 2007	155,891 N/a	83,754 N/a	Nil N/a	131,113 N/a	17,914 N/a	388,672 N/a
David Karp Chief Financial Officer, Treasurer and Secretary	2008 2007	176,328 102,201	72,771 13,064	Nil Nil	96,717 62,866	Nil Nil	345,816 178,131
Jason Fischl Chief Technology Officer	2008 2007	176,187 158,340	27,090 Nil	Nil Nil	125,579 97,403	Nil Nil	328,856 255,743
David Snell (5) Vice President of Sales	2008 2007	152,427 N/a	64,802 N/a	Nil N/a	20,495 N/a	39,051 N/a	276,775 N/a

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended April 30, 2008, please review Note 8 to the financial statements included herein .

(2)	The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.
(3)	Mr. Jones was appointed as our President and Chief Operating Officer effective April 24, 2006 and our President and Chief Executive Officer on April 30, 2008.
(4)	Mr. Pelling was appointed Chief Executive Officer on August 2, 2007 and continued serving as such until April 30, 2008, when he was appointed our Chief Strategy Officer.
(5)	Mr. Snell was appointed our Vice President of Sales on April 23, 2007 until April 24, 2008.

Employment Agreements with Our Named Executive Officers

           Donovan Jones entered into an employment agreement with our company dated September 13, 2007, whereby we pay to Mr. Jones CDN$198,000 per year. In addition, Mr. Jones may earn a bonus of up to 100% of his salary based upon the achievement of pre-determined objectives. Mr. Jones is also entitled to a bi-monthly expense allowance of CDN$1,000. If Mr. Jones’ employment agreement is terminated without cause, or there is a change of control (to the extent of at least 40.01% of the equity of our company), we, or Mr. Jones may, without cause, terminate his employment upon 6 months' written notice to our company. Following such notice, we will pay to Mr. Jones (i) CDN$675,000 (in addition to any applicable bonus and/or incentive in respect of the last pay periods in which such bonus and/or incentive has not yet been awarded with objectives being considered fully met); (ii) extended medical and dental insurance coverage for a period of 24 months from termination; and (iii) all options, which have not vested shall immediately vest and become exercisable.

           Greg Pelling entered into an employment agreement with our company dated September 13, 2007 and amended June 25, 2008. Mr. Pelling resigned as Chief Executive Officer and was appointed Chief Strategy Officer on April 29, 2008. Under the terms of the amended employment agreement, we pay to Mr. Pelling CDN$200,000 per year. In addition, Mr. Pelling may earn a bonus of up to 90% of his salary based upon the achievement of pre-determined objectives. Mr. Pelling is also entitled to a bi-monthly expense allowance of CDN$2,000. If Mr. Pelling’s employment agreement is terminated without cause we will pay to Mr. Pelling (i) CDN$95,000 and health benefits for three months should Mr. Pelling accept a position with a Wesley Clover Corporation company, or a company in which Wesley Clover has an investment (a “Wesley Clover Company”); or (ii) CDN$190,000 and health benefit insurance coverage for six months should Mr. Pelling accept a position with a company other than a Wesley Clover Company; otherwise (iii) CDN$380,000 and health benefit insurance coverage for twelve months. However, if there is either a change of control (to the extent of at least 40.01% of the equity of our company, Mr. Pelling may, without cause, terminate his employment upon one months' written notice to our company. Following such notice, our company will pay to Mr. Pelling CDN$380,000 and health benefit insurance coverage for a period of 12 months from termination. In each of the foregoing circumstances, all options, which have not vested shall immediately vest and become exercisable for a period of twelve months.

           David Karp entered into an employment agreement with our company dated September 7, 2006, whereby we appointed Mr. Karp our Chief Financial Officer. Mr. Karp’s current annual salary is CDN$180,000. In addition, Mr. Karp may earn a bonus of up to 30% of his salary based upon the achievement of pre-determined objectives. Mr. Karp is also entitled to a monthly expense allowance of CDN$800. If we terminate the agreement for any reason other than for cause, we are required to pay Mr. Karp a sum equal to CDN$120,000 in addition to any applicable bonus or compensation as set out in the Employment Agreement. In addition, for each year of employment, our company is required to pay Mr. Karp an amount equal to one month of his total compensation for each year of employment. In addition, 1/24th of the number of stock options granted, multiplied by the number of months Mr. Karp is employed with us from the date of each respective grant, is immediately vested and exercisable. In the event of a change of control or greater than 50.01% of the issued and outstanding common shares of our company, all stock options granted to Mr. Karp will become immediately vested and exercisable.

           Jason Fischl entered into an employment agreement with our company dated August 29, 2005, whereby we appointed Mr. Fischl our Chief Technology Officer. Mr. Fischl’s current salary is CDN$180,000 per year. In addition, Mr. Fischl may earn a bonus of up to 30% of his salary based upon the achievement of pre-determined objectives. If the Employment Agreement is terminated for any reason other than for cause, we are required to pay CDN$90,000 and the issuance of 60,000 stock options.

Outstanding Equity Awards at Fiscal Year End

           The following table summarizes the outstanding equity awards held by each named executive officer of our company as of April 30, 2008.

Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Donovan Jones	62,500(1) 50,000(2) 13,162(3) 64,975(4)	37,500(1) 30,000(2) 10,238(3) 70,625(4)	— — — —	$1.95 $1.95 $1.95 $3.05	October 10, 2015 October 10, 2015 January 10, 2016 May 23, 2016
Greg Pelling	66,667(5)	133,333(5)	—	$2.00	December 31, 2014
David Karp	95,000(6)	145,000(6)	—	$2.15	September 7, 2016
Jason Fischl	150,000(7) 17,550(8) 19,492(9)	90,000(7) 13,650(8) 21,188(9)	— — —	$1.95 $1.95 $3.05	October 10, 2015 January 10,2016 May 23,2016
David Snell(12)	18,333(10) 3,333(11)	— —	— —	$1.70 $2.00	May 1, 2012 August 8,2012

(1)	Granted on October 10, 2005.
(2)	Granted on October 10, 2005.
(3)	Granted on January 10, 2006.
(4)	Granted on May 23, 2006.
(5)	Granted on August 2, 2007.
(6)	Granted on September 7, 2006.
(7)	Granted on October 10, 2005.
(8)	Granted on January 10, 2006.
(9)	Granted on May 23, 2006.
(10)	Granted on May 1, 2007
(11)	Granted on August 8, 2007.

(12)	Employment terminated on April 24, 2008.

Stock Option Grants during the year ended April 30, 2008 to Named Executive Officers

           The following table provides information as to individual grants of options to the named executive officers during the year ended April 30, 2008.

Name	Securities, Under Option Granted (#)	Percent of Total Options Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options on Date of Grant ($/Security)	Expiration Date
Donovan Jones	Nil	Nil	N/a	Nil	N/a
Greg Pelling	200,000	13%	$2.00	Nil	December 31, 2014
David Karp	Nil	Nil	N/a	Nil	N/a
Jason Fischl	Nil	Nil	N/a	Nil	N/a
David Snell	80,000 20,000	5% 1%	$1.70 $2.00	Nil	May 1, 2012 August 8, 2012

Aggregate Option Exercises during the year ended April 30, 2008 by Named Executive Officers

           The following table provides information as to options exercised, if any, by each of the named executive officers during the year ended April 30, 2008 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our common stock on April 30, 2008.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at April 30, 2008		Value of Unexercised In-the -Money Options at April 30, 2008 (1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donovan Jones	Nil	Nil	190,637	148,363	Nil	Nil
Greg Pelling	Nil	Nil	66,667	133,333	Nil	Nil
David Karp	Nil	Nil	95,000	145,000	Nil	Nil
Jason Fischl	Nil	Nil	187,042	124,838	Nil	Nil
David Snell (2)	Nil	Nil	21,666	Nil	$1,833	Nil

(1)

The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of April 30, 2008 ($1.80 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2)	Of the exercisable options, 18,333 options have an exercise price of $1.70.

Compensation of Directors

           During the fiscal year ended April 30, 2008, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. During the fiscal year ended April 30, 2008, there were no options granted to our directors except as set forth below. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

           The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Terence Matthews	Nil	Nil	24,708 (1)	N/A	N/A	N/A	24,708
Owen Matthews	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Chris Cooper	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Larry Timlick	Nil	Nil	Nil	N/A	N/A	N/A	Nil

(1)

Terence Matthews’ stock options in NewHeights Software Inc. were replaced with an equal number of stock options in our company on August 2, 2007, when our company completed the acquisition of NewHeights Software.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

           We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on August 5, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, (iii) the nominees for election to our board of directors and (iv) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of August 5, 2008, we had 28,355,236 shares of our common stock issued and outstanding. Accordingly, 28,355,236 shares are entitled to one (1) vote per share at any meeting of shareholders. In addition, as of August 5, 2008, there was one (1) class A special voting share of our company and 369,841 exchangeable shares of our subsidiary, 6789722 Canada Inc., outstanding. The class A special voting share of our company entitles Valiant Trust Company, the trustee under the Voting and Exchange Trust Agreement among our company, 6789722 Canada Inc. and Valiant Trust Company dated as of August 2, 2007, to one (1) vote for each exchangeable share of our subsidiary, 6789722 Canada Inc., outstanding as of August 5, 2008. Each exchangeable share of our subsidiary, 6789722 Canada Inc., is exchangeable at any time, at the election of the holder thereof, or in certain circumstances, our company, into one (1) share of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Terence Matthews 350 Legget Drive, P.O. Box 13089 Kanata, Ontario	6,125,950 (3)	21.3%
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	3,746,468 (4)	12.9%
Owen Matthews 2710 Thorpe Place Victoria, BC V8R 2W4	2,277,467	8.0%
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia Canada V6G 3A7	1,363,131 (5)	4.8%
Donovan Jones 2266 – 1384 Street White Rock, British Columbia Canada V3C 2G7	275,921 (6)	1.0%
Greg Pelling Suite 908-360 Bloor Street East Toronto, Ontario, M4W 3M3	266,667 (7)	**

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Jason Fischl 415A Lily Street San Francisco, California United States 94102	221,530 (8)	**
David Karp 3780 Bayridge Ave. West Vancouver, British Columbia Canada V7V 3J2	135,000 (9)	**
Chris Cooper 5630 Olympic Street, Vancouver, British Columbia Canada V6N 1Z5	64,985 (10)	**
Larry Timlick 4750 The Glen West Vancouver, British Columbia Canada V7S 3C3	50,000 (11)	**
Peter Charbonneau Tower B, 830 – 555 Legget Drive Ottawa, Ontario Canada K2K 2X3	Nil (12)	Nil
William Jin 200 Front Street West, Suite 3003 P.O. Box 10 Toronto, Ontario Canada M5V 3K2	Nil (13)	Nil
Directors and Executive Officers as a Group	14,527,120	47.4%

**	Less than 1%
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

(2)

Percentage based on 28,355,236 shares of common stock outstanding on August 5, 2008, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 5, 2008 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

Includes 5,468,038 shares of common stock held by Wesley Clover Corporation and 306,775 shares of common stock held by Celtic Tech Jet Limited. Also includes shares subject to stock options of a total of 18,000 shares of common stock issued on August 2, 2007 and held by Mr. Matthews that are vested and are exercisable at a price of $2.00 per common share, expiring between October 1, 2012 and February 28, 2015. Also includes 333,137 warrants held by Wesley Clover Corporation, each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(4)

Includes 146,000 shares of common stock held by the spouse of Mr. Bruk and 2,000,000 shares of common stock held by KMB Trac Two Holdings Ltd. (“KMB”). Mr. Bruk’s spouse is the sole shareholder of KMB. Also includes 750,000 warrants held by KMB, each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $4.00 per share on or before November 30, 2009.

(5)

Includes 226,000 shares of common stock subject to vested stock options of a total of 339,000 shares of common stock subject to stock options issued on January 10, 2006 and held by Mr. Bruk that will be vested within 60 days of August 5, 2008, and are exercisable at a price of $1.95 per share, expiring on January 10, 2011. Also includes 16,657 warrants, each warrant of which entitles Mr. Bruk to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(6)

Includes 225,950 shares of common stock subject to vested stock options of a total of 589,000 shares of common stock subject to stock options and held by Mr. Jones that are exercisable within 60 days of August 5, 2008, including 131,250 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $1.95 per share until October 7, 2010, 15,600 stock options issued on January 10, 2006 that are exercisable at $1.95 per share until January 10, 2016, 79,100 stock options issued on May 23, 2006 that are exercisable at $3.05 per share until May 23, 2016. Also includes 16,657 warrants, each warrant of which entitles Mr. Jones to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(7)

Includes 66,667 shares of common stock subject to vested stock options of a total of 200,000 shares of common stock subject to stock options issued on August 2, 2007 and held by Mr. Pelling that will be vested within 60 days of August 5, 2008, and are exercisable at a price of $2.00 per share, expiring on December 31, 2014. Also includes 200,000 exchangeable shares, each exchangeable share of which entitles Mr. Pelling to exchange one exchangeable share for one share of common stock.

(8)

Includes 219,530 shares of common stock subject to vested stock options of a total of 311,880 shares of common stock subject to stock options and held by Mr. Fischl that are exercisable within 60 days of August 5, 2008, including 175,000 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $1.95 per share until October 7, 2010, 20,800 stock options issued on January 10, 2006 that are exercisable at $1.95 per share until January 10, 2016 and 23,730 stock options issued on May 23, 2006 that are exercisable at $3.05 per share until May 23, 2016.

(9)

Includes 120,000 shares of common stock subject to vested stock options of a total of 240,000 shares of common stock subject to stock options issued on September 7, 2006 and held by Mr. Karp that will be vested within 60 days of August 5, 2008, and are exercisable at a price of $2.15 per share, expiring on September 7, 2016. Also includes 5,000 warrants, each warrant of which entitles Mr. Karp to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010.

(10)

Includes 40,000 shares of common stock subject to vested stock options issued on September 7, 2005 and held by Mr. Cooper that are vested, and are exercisable at a price of $2.15 per share, expiring on September 7, 2010. Also includes 8,328 warrants, each warrant of which entitles Mr. Cooper to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010.

(11)

Includes 40,000 shares of common stock subject to vested stock options issued on September 7, 2005 and held by Mr. Timlick that are vested, and are exercisable at a price of $2.15 per share, expiring on September 7, 2010.

(12)	Mr. Charbonneau is a principal of the general partner of Skypoint Telecom Fund II, which holds 1,807,692 shares of common stock. Mr. Charbonneau is a nominee to our board of directors.
(13)

Mr. Jin is senior vice president of Covington Capital, a venture capital company which manages Covington Venture Fund Inc. which holds 3,140,240 shares of common stock and 666,274 warrants, each warrant of which entitles Covington Venture Fund Inc. to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010. Mr. Jin is a nominee to our board of directors.

Changes in Control

           As of the date of this proxy statement, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

           We adopted our current stock option plans, entitled the 2004 Stock Option plan on May 18, 2004 and the Third Amended and Restated 2005 Stock Option Plan on February 1, 2008. The following table provides a summary of the number of options granted under our stock option plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,794,263 (1)	$2.20	1,265,737 (2)
Total	3,794,263	$2.20	1,265,737

(1)

As of April 30, 2008, we had issued stock options to purchase 800,000 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 2,994,263 shares or our common stock pursuant to our 2005 Stock Option Plan, as amended.

(2)

As of April 30, 2008, there were no underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 1,265,737 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan, as amended.

Item 12.      Certain Relationships and Related Transactions, and Director Independence.

           No director, executive officer, principal shareholder holding at least 5% of our shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, since May 1, 2007, the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years other than the following:

           Our Chairman of our board of directors is the Chairman and founding shareholder of Mitel Networks Corporation. NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by our company on August 2, 2007 and was amalgamated on February 5, 2008 with our company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name

CounterPath Technologies Inc. The distribution agreement with Mitel renews automatically for one-year periods and contains termination rights of both parties. Under the terms of the distribution agreement, we earn a specified fee from Mitel based on the number of product licenses sold to Mitel. In addition, under an existing agreement with Mitel dated April 1, 2006, we received royalties of $0.52 (CDN$0.50) for each phone product sold by Mitel prior April 1, 2011, with session initiation protocol technology up to a maximum of approximately $1,362,100 (CDN$1,300,000). Our software revenue for the year ended April 30, 2008, pursuant to the terms of these agreements, was $2,026,557 (2007 - $nil). Included in this amount was a payment of $400,000 for royalties earned by our company for enhancements we completed to Mitel’s session initiation protocol technology. In consideration of payment, we agreed to terminate future payment obligations of Mitel associated with the session initiation protocol technology. On July 31, 2008 we entered into a source code license agreement whereby we licensed to Mitel the source code for our Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees per copy deployed to be paid by Mitel over four years and declining from $12.00 to $7.50 per copy after two years and declining from $7.50 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

           In connection with the acquisition of NewHeights, Wesley Clover Corporation, a company controlled by Terence Matthews, the Chairman of our board of directors, completed private placements in our company of $1.5 million, $1.0 million and $1.0 million on November 2, 2007, February 2, 2008 and March 2, 2008, respectively, under which we issued an aggregate of 1.75 million shares of common stock at $2.00 per share. In connection with a non-brokered private placement of 2,433,439 units which closed on July 31, 2008, Wesley Clover Corporation, purchased 666,274 units, at a price of $1.50 (CDN$1.54) per unit, for aggregate proceeds of $1,002,463 (CDN$1,026,062). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $2.25 for a period of two years from the closing of the private placement. As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of our common stock on the date of the transaction and included one-half of one common share purchase warrant, we expect to record a compensatory charge in the first quarter of fiscal 2009 of approximately $209,000.

Director Independence

           We currently act with seven directors, consisting of Mark Bruk, Chris Cooper, Donovan Jones, Owen Matthews, Terence Matthews, Greg Pelling and Larry Timlick. We have determined that Chris Cooper is, and as of August 31, 2008, Larry Timlick will be, an independent director as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules and Multilateral Instrument 52-110, adopted by various Canadian securities commissions.

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

Audit Related Fees

          There were no audited related fees paid to BDO Dunwoody LLP, during our fiscal year ended April 30, 2008.

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
Date: September 3, 2008

          In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	September 3, 2008

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	September 3, 2008
Director
/s/ Greg Pelling
Greg Pelling	Chief Strategy Officer and Director	September 3, 2008

/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	September 3, 2008
Secretary
/s/ Jason Fischl
Jason Fischl	Chief Technology Officer	September 3, 2008

/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	September 3, 2008

/s/ Mark Bruk
Mark Bruk	Vice Chairman and Director	September 3, 2008

/s/ Larry Timlick
Larry Timlick	Director	September 3, 2008

/s/ Chris Cooper
Chris Cooper	Director	September 3, 2008