Form 10-Q
period 2008-07-31
COUNTERPATH CORP
filed 2008-09-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 000-50346

COUNTERPATH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-0004161
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3
(Address of principal executive offices)

(604) 320-3344
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act). Yes [ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,355,236 shares of common stock issued and outstanding as of September 8, 2008.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
JULY 31, 2008 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash	$5,769,185	$6,223,613
Accounts receivable (net of allowance for doubtful accounts of
$537,050 and $407,050, respectively)	6,123,630	5,409,658
Investment tax credits recoverable	–	1,061,133
Prepaid expenses and deposits	535,048	646,679
Total current assets	12,427,863	13,341,083

Deposits	165,775	103,017
Equipment	504,798	736,854
Intangible assets (net of accumulated amortization of $1,909,838
and $1,364,365) – Note 2(d)	7,853,480	8,534,666
Goodwill – Note 2(d)	8,586,228	8,674,990
Other assets	103,839	177,749
Total Assets	$29,641,983	$31,568,359

Liabilities and Stockholders’ Equity (Capital Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$4,041,904	$4,529,201
Unearned revenue	1,228,076	936,343
Customer deposits	70,834	85,283
Warranty accrual	150,330	144,347
Total current liabilities	5,491,144	5,695,174

Deferred Lease Inducements	73,977	97,734
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,663,696	5,891,483

Stockholders’ equity (capital deficit):
Preferred stock, $0.001 par value – Note 4
Authorized: 100,000,000
Issued and outstanding: July 31, 2008 – 1; April 30, 2007 – Nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 83,076,900
Issued and outstanding:
July 31, 2008 – 28,355,236; April 30, 2007 – 7,588,197	28,355	25,921
Additional paid-in capital	47,533,178	43,398,849
Accumulated deficit	(24,335,285)	(18,479,483)
Accumulated other comprehensive income (loss) – currency translation
adjustment	752,039	731,589
Total stockholders’ equity	23,978,287	25,676,876
Liabilities and Stockholders’ Equity	$29,641,983	$31,568,359

Going concern – Note 2
Commitments and contingent liability – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007
Revenue – Note 6:
Software	$1,848,305	$769,008
Service	764,455	457,783
Total revenue	2,612,760	1,226,791
Operating expenses:
Cost of sales (includes depreciation of $21,484 and $38,541 and
amortization of intangible assets of $545,473 and $nil – Note 2(d))	1,377,843	361,158
Sales and marketing	1,481,951	454,883
Research and development	3,017,412	766,468
General and administrative	2,228,127	724,527
Restructuring costs – Note 9	190,961	–
Total operating expenses	8,296,294	2,307,036
Loss from operations	(5,683,534)	(1,080,245)
Interest and other income (expense), net
Interest income	18,068	15,524
Interest expense – Note 3	(7,295)	(140,576)
Foreign exchange loss	(183,041)	–
Net loss for the period	(5,855,802)	(1,205,297)
Other comprehensive income (loss):
Foreign currency translation adjustments	20,450	(5,940)
Comprehensive loss	$(5,835,352)	$(1,211,237)
Net loss per share:
Basic and diluted	$(0.23)	$(0.15)

Weighted average common shares outstanding:	25,948,247	7,588,197

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net loss for the period	$(5,855,802)	$(1,205,297)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	281,005	64,224
Amortization of intangible assets	545,473	–
Stock-based compensation – Note 5	507,988	230,274
Accretion of convertible debenture discount	–	90,570
Cumulative-effect adjustment	–	(72,413)
Foreign exchange loss	183,041	–
Changes in assets and liabilities:
Accounts receivable	357,399	307,255
Prepaid expenses and deposits	113,511	27,086
Deferred income taxes	–	(173,385)
Accounts payable and accrued liabilities	(463,700)	50,004
Unearned revenue	291,733	199,333
Customer deposits	(14,449)	33,591
Unrecognized tax benefit	–	271,960
Warranty payable	5,983	(14,596)
Net cash used in operating activities	(4,047,818)	(191,394)

Cash flows from investing activities:
Purchase of equipment	(51,953)	(14,658)
Deposits	1,117	–
Increase in other assets	73,910	(79,933)
Net cash provided by (used in) investing activities	23,074	(94,591)

Cash flows from financing activities:
Common stock issued, net of transaction costs	3,628,775	–
Net cash provided by financing activities	3,628,775	–

Foreign exchange effect on cash	(58,459)	16,938

Increase (decrease) in cash	(454,428)	(269,047)

Cash, beginning of the period	6,223,613	1,680,220
Cash, end of the period	$5,769,185	$1,411,173

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,282	$50,006
Taxes	$–	$–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2008
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, April 30, 2008	25,921,797	25,921	1	–	43,398,849	(18,479,483)	731,589	25,676,876

Shares issued:
Private placement – Note 5	2,433,439	2,434	–	–	3,626,341	–	–	3,628,775
Stock-based compensation - Note 5	–	–	–	–	507,988	–	–	507,988
Net loss for the period	–	–	–	–	–	(5,855,802)	–	(5,855,802)
Foreign currency translation adjustment	–	–	–	–	–	–	20,450	20,450
Balance, July 31 2008 (Unaudited)	28,355,236	$28,355	1	$–	$47,533,178	$(24,335,285)	$752,039	$23,978,287

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

CounterPath Corporation (formerly CounterPath Solutions, Inc.) (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America and the TSX Venture Exchange in Canada.

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company that are exchangeable into 369,836 shares of common stock of the Company. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

On February 1, 2008, the Company acquired FirstHand Technologies Inc., (“FirstHand”) a private Ontario, Canada corporation, through the issuance of 5,900,014 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

On February 1, 2008, the Company acquired Bridgeport Networks, Inc. (“Bridgeport”), a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of Bridgeport Networks. For accounting purposes, the Company was deemed to be the acquirer of Bridgeport based on certain factors primarily being the composition of the board after the transaction. On February 5, 2008, the Company's wholly-owned subsidiaries, NewHeights Software Corporation and CounterPath Solutions R&D Inc. were merged as a wholly-owned subsidiary of the Company under the name CounterPath Technologies Inc.

On March 19, 2008, the Company’s Board of Directors approved a five for one common stock consolidation. As a result, the Company's authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock. The par value of the common stock was unaffected by the stock consolidation and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants) have been retroactively adjusted in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the stock consolidation.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2008, the Company has not yet achieved profitable operations and had an accumulated deficit of $24,335,285 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2009 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 5, and to increase revenues from operations.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, FirstHand Technologies Inc., continued under laws of the province of British Columbia, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2008 annual consolidated financial statements.

Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

c)	New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

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

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level which is CounterPath Corporation.

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2008 (April 30, 2008) was $6,462,054 (CDN$6,704,947) and $2,124,174 (CDN$2,083,752), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the three months ended July 31, 2008 (2007 - $nil).

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. and BridgePort Networks Inc. on February 1, 2008.

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

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	Goodwill and Intangible Assets – (cont’d)

Statement of Financial Accounting Standard No. 144, “The Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 144 requires us to review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended July 31, 2008 (2007 - $nil).

A summary of the Company’s intangible assets, net, at July 31, 2008 is as follows:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
Acquired technologies	$6,772,803	$1,583,926	$5,188,877
Customer assets	2,990,515	325,912	2,664,603
Intangible assets, July 31, 2008	$9,763,318	$1,909,838	$7,853,480

e)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three months ended July 31, 2008 and 2007, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

		Three Months Ended
		July 31,
		2008		2007

Interest on convertible debenture	$	Nil		$38,333
Lease payment		$3,446	$	Nil

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

On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $12.00 per copy deployed, declining to $7.50 per copy deployed after two years and declining from $7.50 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

The Company’s software license revenue for the three months ended July 31, 2008, pursuant to the terms of these agreements, was $650,000 (2007 - $nil).

As at July 31, 2008, the Company has an accounts receivable balance from Mitel of $1,589,500 (April 30, 2008 -$1,177,000).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 3	Related Party Transactions – (cont’d)

During the three month ended July 31, 2008, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $81,691 (2007 - $nil) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at July 31, 2008, the Company had an accounts payable balance to KRP of $3,021 (April 30, 2008 - $2,656).

In connection with a non-brokered private placement of 2,433,439 units which closed on July 31, 2008 (Note 5), three directors, an officer, and a company controlled by the Chairman of the Board, purchased 759,559 units, at a price of $1.50 (CDN$1.54) per unit, for aggregate proceeds of $1,142,306 (CDN$1,169,721). Each unit consists of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $2.25 for a period of two years from the closing of the private placement. As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of the Company’s common stock on the date of the transaction and included one-half of one common share purchase warrant, the Company recorded a compensatory charge to general and administrative expenses for the three months ending July 31, 2008 of $195,293.

Note 4	Preferred Stock

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

Note 5	Common Stock

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

On April 11, 2008, certain officers, directors and affiliates of the Company entered into an escrow agreement with the TSX- V whereby a total of 11,489,635 shares of common stock in the Company were deposited into escrow with Valiant Trust acting as escrow agent as a condition to listing of the Company’s shares of common stock on the TSX-V. The shares are released as to 25% upon entering in to the agreement and 25% on each date that is 6, 12 and 18 months from the date of the escrow agreement.

On July 30, 2008, the Company announced a private placement of up to approximately 3.3 million units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of up to approximately $5 million (CDN$5.1 million). On July 31, 2008 the Company issued 2,433,439 units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,660,379 (CDN$3,747,497). The Company incurred $31,604 of transaction costs. Each unit consists of one share of common stock in the capital of CounterPath and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of CounterPath for a period of two years commencing from July 31, 2008 at an exercise price of $2.25 per warrant share.

Certain officers and directors of the Company subscribed for 759,559 units at a price of $1.50 (CDN$1.54) per unit, including warrants entitling the holders thereof to purchase one share of common stock in the capital of CounterPath for a period of two years commencing from July 31, 2008 at an exercise price of $2.25 per warrant share for gross proceeds of $1,142,306 (CDN$1,169,721). As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of the Company’s common stock on the date of the transaction and included one-half of one common share purchase warrant, the Company recorded a compensatory charge to general and administrative expenses for the three months ending July 31, 2008 of $195,293 (Note 3).

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2009 and 2008 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the three months ended July 31, 2008 was $0.85. The weighted- average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended	Three Months Ended
	July 31, 2008	July 31, 2007
Risk-free interest rate	3.25%	4.78%
Expected volatility	67.0%	70.0%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.85	$0.18

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of July 31, 2008 and the stock option activity during the three months ended July 31, 2008:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2008	3,794,263	$2.20
Granted	524,000	$1.70
Exercised	-	-
Forfeited / Cancelled	(13,694)	$2.06
Expired	(1,000)	$2.00
Outstanding at July 31, 2008	4,303,569	$2.16

Exercisable at July 31, 2008	2,537,803	$2.28
Exercisable at April 30, 2008	2,360,979	$2.30

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2008.

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$1.50	40,000	$4,000	August 1, 2016	19,167	$1,917
$1.55	100,000	5,000	July 30, 2013	–	–
$1.64	40,000	-	June 3, 2013	-	–
$1.70	53,333	-	May 1, 2012	28,542	–
$1.75	384,000	-	May 14, 2013	-	–
$1.85	192,312	–	February 2, 2013	124,766	–
			October 1, 2011 to
$1.90	302,611	–	June 26, 2017	214,406	–
$1.95	1,637,375	–	September 7, 2010 to	1,124,231	–
			January 10, 2016
$2.00	780,089	–	September 5,2008 to	577,981
			March 18, 2015
$2.15	240,000	–	September 7, 2016	110,000	–
$2.25	32,021	–	December 13, 2012	5,542	–
$2.80	50,000	–	February 20, 2016	30,208	–
$2.95	60,000	–	July 26, 2016	30,000	–
$3.05	196,620	–	May 23, 2016	106,502	–
$3.35	55,000	–	June 13, 2010 to	35,000	–
			July 11, 2016
$3.40	20,000	–	April 10, 2016	11,250	–
$3.75	5,208	–	March 3, 2016	5,208	–
$5.35	30,000	–	March 29, 2010	30,000	–
$5.85	35,000	–	February 22, 2010	35,000	–
$7.90	30,000	–	October 24, 2009	30,000	–
$9.35	20,000	–	July 21, 2009	20,000	–

July 31, 2008	4,303,569	$9,000		2,537,803	$1,917

April 30, 2008	3,794,263	$17,333		2,360,979	$7,635

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.60 per share as of July 31, 2008 (April 30, 2008 – $1.80), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2008 was 19,167 (April 30, 2008 – 43,021). The total intrinsic value of options exercised during the three months ended July 31, 2008 was $nil (2007 – $341). The grant date fair value of options vested during the three months ended July 31, 2008 was $264,956 (April 30, 2008 – $1,817,972).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2008.

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2008	1,433,284	$1.48
Granted	524,000	$0.85
Vested	(177,823)	$1.49
Forfeited	(13,694)	$1.15
Non-vested options at July 31, 2008	1,765,767	$1.29

As of July 31, 2008 there was $2,002,259 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.05 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2008 and 2007 are as follows:

	Three Months Ended
	July 31,
	2008	2007

Cost of sales	$19,916	$14,224
Sales and marketing	28,249	22,690
Research and development	87,793	64,550
General and administrative	372,030	128,810
Total stock-based compensation	$507,988	$230,274

Warrants

During the three months ended July 31, 2008, the Company issued 1,216,720 warrants as part of unit offering which closed on July 31, 2008 (2007 – nil). The fair value of the stock purchase warrants granted was $391,831. The warrants enable the holders the right to purchase up to 1,216,720 shares of the Company’s common stock, exercisable for two years from July 31, 2008. The assumptions utilized to determine such values are presented in the following table:

Three Months
Ended
July 31, 2008

Risk-free interest rate	2.52%
Expected volatility	66.34%
Expected term	2 yrs
Dividend yield	0%
Weighted average fair value	0.44

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the warrants outstanding as of July 31, 2008.

		Weighted Average
	Number of Options	Exercise Price
Warrants at April 30, 2008	1,000,000	$4.00
Granted	1,216,720	$2.25
Exercised	-	-
Expired	-	-
Warrants at July 31, 2008	2,216,720	$3.04

Note 6	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended January 31, 2008 and 2007:

	Three Months Ended
	July 31,
	2008	2007
North America	$1,721,543	$446,554
Europe	576,569	531,384
Asia	74,021	43,518
Central and South America	240,627	192,326
Other	–	13,009
	$2,612,760	$1,226,791

Contained within the results of North America for the three months ended July 31, 2008 are revenues from the United States of $1,041,977 (2007 - $349,952) and from Canada of $679,566 (2007 - $96,602).

Contained within the results of Europe for the three months ended July 31, 2008 are revenues from the United Kingdom of $172,871 (2007 - $352,379), from Denmark of $170,043 (2007 - $115), from Germany of $102,115 (2007 - $81,968), and from Portugal of $58,410 (2007 - $466).

Contained within the results of South America for the three months ended July 31, 2008 are revenues from the Dominican Republic of $57,090 (2007 - $54,160), from Mexico of $122,231 (2007 - $106,193), from Chile of $17,587 (2007 - $8), and from Brazil of $16,188 (2007 - $14,407).

All of the Company’s long-lived assets, which include equipment, intangible assets and other assets, are located in Canada and the United States as follows.

	As at
	July 31, 2008	April 30, 2008

Canada	$8,280,569	$9,202,208
United States	181,548	247,061
Total	$8,462,117	$9,449,269

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 6	Segmented Information– (cont’d)

Revenue from significant customers for the three months ended July 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	July 31,
	2008	2007

Customer A	25%	–
Customer B	12%	1%
Customer C	4%	26%
	41%	27%

Accounts receivable balances for Customer A were $1,589,500 as at July 31, 2008 (April 30, 2008 - $1,177,000). Accounts receivable balances for Customer B were $592,512 as at July 31, 2008 (April 30, 2008 - $432,019) . Accounts receivable balances for Customer C were $380,000 as at July 31, 2008 (April 30, 2008 - $400,000).

Note 7	Commitments

a)

On July 10, 2006, the Company entered into a lease for office premises, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $80,921 was made. The monthly lease payment under this agreement is $20,268 plus $21,459 in operating costs. These amounts increase as of October 1, 2009 to $22,802 and $21,459, respectively.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,700 was made. The monthly lease payment under this agreement is $9,700 plus $7,746 in operating costs. Currently, the Company is subleasing a part of these premises for a monthly charge of $7,773. The sub lease commenced on August 1, 2007 and expires on September 30, 2012.

c)

On February 15, 2005, the Company entered into a lease extension for office premises, which commenced on April 1, 2005 and expires on March 31, 2010. The monthly lease payment under this agreement is $9,984 plus $17,247 in operating costs. This monthly lease increases to $11,232 on April 1, 2009.

d)

On June 1, 2008, the Company entered into a lease for office premises, which commences on August 1, 2008 and expires on July 31, 2010 for which a deposit of $27,000 was made. The monthly lease payment under this agreement is $9,000. This amount increases to $9,200 on August 1, 2009.

e)	On March 14, 2008, the Company entered into a lease for office premises, which commences on April 1, 2008 and expires on March 31, 2009. The monthly lease payment under this agreement is $3,857.

f)

On April 23, 2008, the Company entered into a software development consulting agreement, which commenced on May 5, 2008 and expires on December 5, 2008 for which a prepayment of $42,400 was made. The payment schedule is tied to specific milestones as they are completed and requires total payments of $169,600 in fiscal year 2009.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 7	Commitments– (cont’d)

g)

On June 28, 2005, the Company entered into a software development consulting agreement extension, which commenced on June 30, 2006 and expires June 30, 2009. The payment schedule is tied to specific milestones as they are completed and requires total payments of $109,000 in fiscal year 2009 and $109,000 in fiscal year 2010.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –
	Related	Office Leases –			Software
	Party	Unrelated Party	Sub Lease	Total Office	Development
			Income	Leases	Contracts
2009	$246,321	$644,419	$(69,956)	$820,784	$169,600
2010	313,262	837,618	(93,275)	1,057,605	109,000
2011	–	768,086	(93,275)	674,811	–
2012	–	430,662	(93,275)	337,387	–
2013	–	87,232	(38,864)	48,368	–
	$559,583	$2,768,017	$(388,645)	$2,938,955	$278,600

Note 8	Contingent Liability

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

Note 9	Restructuring

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $190,961 and $nil during the three months ended July 31, 2008 and 2007, respectively. Restructuring costs of $190,961 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

PART II

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. All references to "common shares" refer to our shares of common stock. As used in this quarterly report, the terms "we", "us" and "our" means CounterPath Corporation, unless otherwise indicated.

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

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and VoIP services. Customers that we are targeting include large incumbent telecom providers, telecom original equipment manufacturers, large equipment providers and Internet telephony service providers. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our recent acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. expand the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

     Cost of sales primarily consists of (a) salaries and benefits related to personnel, (b) related overhead, (c) amortization of intangible assets (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer assets are amortized on the basis of management's estimate of the future cash flows from these assets over approximately five years, which is management's estimate of the useful life of the customer assets.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At July 31, 2008 we have a restructuring accrual for severance of approximately $65,000.

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

Basis of Presentation

     The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, FirstHand Technologies Inc., continued under laws of the province of British Columbia, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

Interim Reporting

     The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the interim consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application our April 30, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2008 annual consolidated financial statements.

     Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the three months ended July 31, 2008 was 67.0% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the three months ended July 31, 2008 was 3.6 years. For the three months ended July 31, 2008, the weighted-average risk free interest rate used was 3.22% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2008 in determining the expense recorded in our consolidated statement of operations.

     Cost of sales and operating expenses include stock-based compensation expense. For the three months ended July 31, 2008, we recorded an expense of $507,988 in connection with share-based payment awards. A future expense of non-vested options of $2,002,259 is expected to be recognized over a weighted-average period of 1.05 years.

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

Results of Operations

     Our operating activities during the three months ended July 31, 2008 consisted primarily of selling our IP telephony software to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended July 31,
	2008		2007		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,848,305	71%	$769,008	63%	$1,079,297	140%
Service	764,455	29%	457,783	37%	306,672	67%
Total revenue	$2,612,760	100%	$1,226,791	100%	$1,385,969	113%

Revenue by Region
International	$889,084	34%	$780,237	64%	$108,847	14%
North America	1,723,676	66%	446,554	36%	1,277,122	286%
Total revenue	$2,612,760	100%	$1,226,791	100%	$1,385,969	113%

     For the three months ended April 30, 2008, we generated $2,612,760 in revenue compared to $1,226,791 for the three months ended July 31, 2007. This represents an increase of $1,385,969 or 113% from the same period last year. We generated $1,848,305 in software revenue for the three months ended July 31, 2008 compared to $769,008 for the three months ended July 31, 2007, representing an increase of $1,079,297or 140%. The increase in software revenue was driven by continued growth in sales of our consumer oriented softphone software as well as sales of our enterprise oriented softphone software. For the three months ended July 31, 2008, service revenue was $764,455 compared to $457,783 for the three months ended July 31, 2007. The increase of $306,672 in service revenue was primarily due to increase in professional services and support related to increased software sales in the period. International revenue outside of North America grew by14% during the three months ended July 31, 2008 compared to the three months ended July 31, 2007, driven by Latin American and European software sales. North American revenue increased 286%, compared to the three months ended July 31, 2007, driven primarily by sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

     Cost of sales for the three months ended July 31, 2008 and 2007 were as follows:

	July 31, 2008		July 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,377,843	53%	$361,158	29%	$1,016,685	281%

     Cost of sales was $1,377,843 for the three months ended July 31, 2008 compared to $361,158 recorded for the three months ended July 31, 2007. The increase of $1,016,685 was primarily attributable to the amortization of intangibles amounting to $545,473 (July 31, 2007 - nil). The increase in cost of sales was also attributable to increases in personnel and associated wages, third-party royalties used with our products, and third-party hardware used with our products.

Sales and Marketing

     Sales and marketing expenses for the three months ended July 31, 2008 and 2007 were as follows:

	July 31, 2008		July 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,481,951	66%	$454,883	37%	$1,027,068	226%

     Sales and marketing expenses were $1,481,951 for the three months ended July 31, 2008 compared to $454,883 recorded for the three months ended July 31, 2007. The increase of $1,027,068 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions, consulting fees relating to hiring and retention primarily due to the acquisitions of NewHeights, FirstHand and BridgePort.

Research and Development

     Research and development expenses for the three months ended July 31, 2008 and 2007 were as follows:

	July 31, 2008		July 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$3,017,412	134%	$766,468	62%	$2,250,944	294%

     Research and development expenses were $3,017,412 for the three months ended July 31, 2008 compared to $766,468 for the three months ended July 31, 2007. The increase of $2,250,944 was primarily attributable to increases in research and development personnel and associated wages and non-cash stock based compensation. Research and development personal were both hired and acquired through the acquisitions of NewHeights, FirstHand and BridgePort.

General and Administrative

     General and administrative expenses for the three months ended July 31, 2008 and 2007 were as follows:

	July 31, 2008		July 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$2,228,127	85%	$724,527	59%	$1,503,600	208%

     General and administrative expenses for the three months ended July 31, 2008 were $2,228,127 compared to $724,527 for the three months ended July 31, 2007. The increase of $1,503,600 in general and administrative expenses year over year was primarily attributable to increases in personnel related costs, stock based compensation and professional fees incurred as a result of the acquisitions of NewHeights, FirstHand and BridgePort. In connection with a non-brokered private placement of 2,433,439 units which closed on July 31, 2008, three directors, an officer, and a company controlled by the chairman of our board, purchased a total of 759,559 units, at a price of $1.50 (CDN$1.54) per unit, for aggregate proceeds of $1,142,306 (CDN$1,169,721). As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of our common stock on the date of the transaction and included one-half of one common share purchase warrant, we recorded a compensatory charge to general and administrative expenses for the three months ending July 31, 2008 of $195,293.

Restructuring Charges

     Restructuring charges for the three months ended July 31, 2008 and 2007 were as follows:

	July 31, 2008		July 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$190,961	6%	$0	0%	$190,961	n/a

     Restructuring charges for the three months ended July 31, 2008 were $190,961. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort. There were no restructuring charges for the three months ended July 31, 2007.

Interest and Other Income

     Interest income for the three months ended July 31, 2008 was $18,068 compared to $15,524 for the same respective period in 2007. Interest expense for the three months ended July 31, 2008 was $7,295 compared to $140,576 for the three months ended July 31, 2007. Interest expense for the three months ended July 31, 2007 included both a cash interest component of $50,006 and a non-cash component of $90,570 relating to the accretion of the discount on our convertible debenture. On August 2, 2007, in conjunction with the acquisition of NewHeights, our convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 2,000,000 shares of common stock at a conversion price of $2.00 per share.

Liquidity and Capital Resources

     As of April 30, 2008, we had $5,769,185 in cash compared to $6,223,613 at April 30, 2008, representing a decrease of $454,428. Our working capital was $6,936,719 at July 31, 2008 compared to $7,645,909 at April 30, 2008, representing a decrease of $709,190.

     Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At July 31, 2008, we had cash of approximately $5.8 million and working capital of $6.9 million; however, as our management projects that under our current operating plan, we will require approximately $22-24 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, potential rationalization and external financing. On July 31, 2008 we issued 2,433,439 units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,660,379 (CDN$3,747,497).

Operating Activities

     Our operating activities resulted in a net cash outflow of $4,047,818 for the three months ended July 31, 2008. This compares with a net cash outflow of $191,394 for the same period last year and represents a $3,856,424 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2008 was primarily a result of a net loss of $5,855,802 compared to a net loss of $1,205,297 in the same period last year, an increase in accounts receivable of $713,972 and a decrease in accounts payable of $463,700. The net cash outflow was offset by the receipt of investment tax credits of $1,061,133. The net cash outflow was also offset by an adjustment for non-cash expenses including $507,988 for stock-based compensation, $291,733 for unearned revenue, $545,573 for amortization of intangible assets and $281,005 for depreciation and amortization.

     The net cash outflow from operating activities for the three months ended July 31, 2007 was primarily a result of a net loss of $1,205,297 offset by a decrease in accounts receivable of $307,255. The decrease in accounts receivable was attributable to a decline in sales and a corresponding increase in collections from customers. The net cash outflow was also offset by an increase in accounts payable and accrued liabilities of $50,004, as well as an increase of $199,333 for unearned revenue and adjustments for non-cash expenses including $230,724 for stock-based compensation, $90,570 for accretion of convertible debenture discount and $64,224 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash inflow of $23,074 for the three months ended July 31, 2008 primarily from a decrease in other assets. This compares with a net cash outflow from investing activities of $94,591 for the same period last year which was primarily for purchases of equipment. At July 31, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $3,628,775 for the three months ended July 31, 2008 compared to a net cash inflow of $nil for the same period last year. On July 31, 2008, we issued 2,433,439 units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,660,379 (CDN$3,747,497) through a non-brokered private placement announced on July 30, 2008. Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from July 31, 2008 at an exercise price of US$2.25 per warrant share.

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

New Accounting Pronouncements

     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.

(“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

Item 4T. Controls and Procedures.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2008 we added additional administrative staff in order to provide greater segregation of duties  within our transaction processing system.  In addition, we determined that greater segregation of duties amongst our existing administrative staff is feasible and implemented processes to segregate duties in various administrative functions effecting financial reporting.   Aside from changes resulting from reassigning duties among staff, there were no other changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as set out below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claims or action involves damages for a value of more than 10% of our assets as of July 31, 2008, or any proceeding in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest advance to our company's interest.

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

Item 1A. Risk Factors

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

  we incur delays and additional expenses as a result of technology failure;

  we are unable to create a substantial market for our products; or

  we incur any significant unanticipated expenses.

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

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in this Form 10Q, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

     We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation, if determined against us, could:

  result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

  cause us to lose access to key distribution channels;

  result in substantial employee layoffs or risk the permanent loss of highly-valued employees;

  materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

  cause our stock price to decline significantly;

  lead to the bankruptcy or liquidation of the company.

     Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims.

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

     During the three months ended July 31, 2008, we completed the acquisition of NewHeights Software Corporation, a private Canada corporation, FirstHand Technologies Inc., a private Ontario corporation, and BridgePort Networks, Inc., a private Delaware corporation. The integration of the business of each respective company with our business has been, and will continue to be, a time consuming and expensive process. Any prolonged activity in respect of the integration of the acquired businesses with our business could divert financial and other resources from our planned operations, which could negatively affect our results of operations, lower employee morale, and result in customers cancelling existing orders or choosing not to place new ones. In addition, the combined operations of our company and the acquired businesses may not achieve anticipated synergies or other benefits. If the anticipated benefits of the combined operations are not realized or do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 14, 2008, we granted stock options to four employees and a consultant to purchase an aggregate of 134,000 shares of our common stock at an exercise price of $1.75 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated May 14, 2008. We issued the stock options to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On May 15, 2008, we granted stock options to an employee to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $1.75 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated May 15, 2008. We issued the stock options to a non-U.S. person (as that term is defined in

Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On June 3, 2008, we granted stock options to an employee to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $1.64 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated June 3, 2008. We issued the stock options a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On July 30, 2008, we granted stock options to two employees to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $1.55 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated July 30, 2008. We issued the stock options to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On July 31, 2008 we issued 2,433,439 units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,660,379 (CDN$3,747,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from July 31, 2008 at an exercise price of US$2.25 per Warrant share. The 2,433,439 units were issued to eight non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.24	Employment Agreement between Mark Bruk and CounterPath Corporation dated December 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on December 17, 2007).

10.25	Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.26	Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.27	Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.28	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (filed herewith).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (incorporated in the Province of Ontario, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

BridgePort Networks K.K. (incorporated in Japan)

(31)	Section 302 Certification

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of Donovan Jones (filed herewith).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer & Director
Date: September 15, 2008

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: September 15, 2008