Form 10-Q
period 2008-10-31
COUNTERPATH CORP
filed 2008-12-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,552,638 shares of common stock issued and outstanding as of December 15, 2008.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
OCTOBER 31, 2008
QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash	$3,244,741	$6,223,613
Accounts receivable (net of allowance for doubtful accounts of
$562,580 and $407,050, respectively)	5,605,362	5,409,658
Investment tax credits recoverable	–	1,061,133
Prepaid expenses and deposits	442,348	646,679
Total current assets	9,292,451	13,341,083

Deposits	154,855	103,017
Equipment	368,663	736,854
Intangible assets (net of accumulated amortization of $2,420,009
and $1,364,365) – Note 2(d)	5,923,815	8,534,666
Goodwill – Note 2(d)	7,273,247	8,674,990
Other assets	100,942	177,749
Total Assets	$23,113,973	$31,568,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,888,637	$4,529,201
Unearned revenue	1,065,406	936,343
Customer deposits	5,917	85,283
Warranty accrual	156,787	144,347
Total current liabilities	5,116,747	5,695,174

Deferred lease inducements	60,724	97,734
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,276,046	5,891,483

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 7
Authorized: 100,000,000
Issued and outstanding: October 31, 2008 – 1; April 30, 2008 – 1
Common stock, $0.001 par value – Note 5
Authorized: 415,384,500
Issued and outstanding:
October 31, 2008 – 28,502,638 ; April 30, 2008 – 25,921,797	28,502	25,921
Additional paid-in capital	47,969,056	43,398,849
Accumulated deficit	(27,859,359)	(18,479,483)
Accumulated other comprehensive income (loss) – currency translation
adjustment	(2,300,272)	731,589
Total stockholders’ equity	17,837,927	25,676,876
Liabilities and Stockholders’ Equity	$23,113,973	$31,568,359

Going concern – Note 2
Commitments and contingent liability – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenue – Note 6:
Software	$2,113,617	$2,042,133	$3,961,922	$2,811,141
Service	903,213	402,578	1,667,668	860,361
Total revenue	3,016,830	2,444,711	5,629,590	3,671,502
Operating expenses:
Cost of sales (includes depreciation of $36,862 and
$73,273 and amortization of intangible assets of
$1,055,644 and $295,231 – Note 2(d))	1,086,203	701,371	2,464,046	1,062,529
Sales and marketing	1,186,713	1,112,119	2,668,664	1,567,002
Research and development	2,103,685	1,633,445	5,121,097	2,399,912
General and administrative	1,559,672	1,831,642	3,787,799	2,556,168
Restructuring costs – Note 9	742,035	182,107	932,996	182,107
Total operating expenses	6,678,308	5,460,684	14,974,602	7,767,718
Loss from operations	(3,661,478)	(3,015,973)	(9,345,012)	(4,096,216)
Interest and other income (expense), net
Interest income	32,198	33,554	50,266	49,078
Interest expense – Note 3	(3,140)	(547,975)	(10,435)	(688,552)
Foreign exchange gain (loss)	108,346	53,516	(74,695)	53,516
Net loss for the period	$(3,524,074)	$(3,476,878)	$(9,379,876)	$(4,682,174)
Other comprehensive income (loss):
Foreign currency translation adjustments
	(3,052,311)	1,694,235	(3,031,861)	(5,940)
Comprehensive loss	$(6,576,385)	$(1,782,643)	$(12,411,737)	$(4,688,114)
Net loss per share:
Basic and diluted	$(0.12)	$(0.19)	$(0.35)	$(0.37)

Weighted average common shares outstanding:	28,682,680	17,900,447	26,441,072	12,744,322

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net loss for the period	$(9,379,876)	$(4,682,174)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	411,273	153,149
Amortization of intangible assets	1,055,644	295,231
Stock-based compensation – Note 5	819,953	936,810
Accretion of convertible debenture discount	–	90,570
Loss on conversion of convertible debentures	–	540,200
Foreign exchange loss	74,695	–
Changes in assets and liabilities:
Accounts receivable	539,443	(728,635)
Prepaid expenses and deposits	178,715	(95,089)
Accounts payable and accrued liabilities	(255,459)	240,276
Unearned revenue	129,063	105,650
Customer deposits	(79,366)	78,961
Warranty payable	12,440	(18,911)
Net cash used in operating activities	(6,493,475)	(3,083,962)

Cash flows from investing activities:
Cash acquired on acquisition of NewHeights	–	2,517,365
Purchase of equipment	(81,308)	(42,773)
Deposits	(71,016)	(33,587)
Decrease (increase) in other assets	76,777	(12,022)
Net cash provided by investing activities	(75,547)	2,428,983

Cash flows from financing activities:
Common stock issued, net of transaction costs	3,752,835	1,801,946
Decrease in due to related parties	–	(3,895)
Net cash provided by financing activities	3,752,835	1,798,051

Foreign exchange effect on cash	(162,685)	400,694

Increase (decrease) in cash	(2,978,872)	1,543,766

Cash, beginning of the period	6,223,613	1,680,220
Cash, end of the period	$3,244,741	$3,223,986

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$10,435	$2,222
Common stock and stock options issued in connection with the	$–	$15,477,343
acquisition of NewHeights Software Corporation
Convertible debentures converted into common stock	$–	$4,000,000

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2008
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, April 30, 2008	25,921,797	$25,921	1	$–	$43,398,849	$(18,479,483)	$731,589	$25,676,876

Shares issued:
Private placement – Note 5	2,530,841	2,531	–	–	3,750,304	–	–	3,752,835
Exchange of subsidiary preferred
shares- Note 4	50,000	50	–	–	(50)	–	–	–
Stock-based compensation - Note 5	–	–	–	–	819,953	–	–	819,953
Net loss for the period	–	–	–	–	–	(9,379,876)	–	(9,379,876)
Foreign currency translation adjustment	–	–	–	–	–	–	(3,031,861)	(3,031,861)
Balance, October 31, 2008 (unaudited)	28,502,638	$28,502	1	$–	$47,969,056	$(27,859,359)	$(2,300,272)	$17,837,927

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

On February 5, 2008, the Company's wholly-owned subsidiaries, NewHeights and CounterPath Solutions R&D Inc. were merged as a wholly-owned subsidiary of the Company under the name CounterPath Technologies Inc.

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

The Company focuses on the design, development, marketing and sales of desktop and mobile communications application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to carriers, infrastructure manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2008, the Company has not yet achieved profitable operations and had an accumulated deficit of $27,859,359 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 5, and to increase revenues from operations.

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

Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The Company is currently evaluating the impact of this statement.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles” . The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company is currently evaluating the impact of this statement.

d)	Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) SFAS No. 142 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level which is CounterPath Corporation.

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2008 (April 30, 2008) was $5,549,014 (CDN$6,704,947) and $1,724,233 (CDN$2,083,752), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the six months ended October 31, 2008 (2007 - $nil).

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. and BridgePort Networks, Inc. on February 1, 2008.

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

The intangible assets of FirstHand are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $2,804,700 (CDN$2,804,700) and customer asset of $587,000 (CDN$587,000). The acquired technologies is amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

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

Statement of Financial Accounting Standard No. 144, “The Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 144 requires the Company to review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended October 31, 2008 (2007 - $nil).

A summary of the Company’s intangible assets, net, at October 31, 2008 is as follows:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
Acquired technologies	$5,804,273	$1,986,331	$3,817,942
Customer assets	2,539,551	433,678	2,105,873
Intangible assets, October 31, 2008	$8,343,824	$2,420,009	$5,923,815

e)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three months ended October 31, 2008 and 2007, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

		Three Months Ended			Six Months Ended
		October 31,			October 31,
		2008	2007		2008	2007
Interest on convertible debenture	$	Nil	$1,667	$	Nil	$40,000
Lease payment	$	Nil	$28,933		$3,446	$57,866

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

The Company’s software license revenue for the six months ended October 31, 2008, pursuant to the terms of these agreements, was $687,508 (2007 - $980,500).

As at October 31, 2008, the Company has an accounts receivable balance from Mitel of $706,471 (April 30, 2008 - $1,177,000).

During the three and six months ended October 31, 2008, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $69,199 (2007 - $nil) and $138,398 (2007 - $nil), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at October 31, 2008, the Company had an accounts payable balance to KRP of $11,538 (April 30, 2008 - $2,656).

Note 4	Exchangeable Shares

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

On October 9, 2008, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On July 30, 2008, the Company announced a private placement of up to approximately 3.3 million units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of up to approximately $5 million (CDN$5.1 million). On July 31, 2008 and October 24, 2008, the Company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). The Company incurred $31,604 of transaction costs. Each unit consists of one share of common stock in the capital of CounterPath and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of CounterPath for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share.

Certain officers and directors of the Company subscribed for 759,559 units at a price of $1.50 (CDN$1.54) per unit, including warrants entitling the holders thereof to purchase one share of common stock in the capital of CounterPath for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share for gross proceeds of $1,142,306 (CDN$1,169,721). As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of the Company’s common stock on the date of the transaction and included one-half of one common share purchase warrant, the Company recorded a compensatory charge to general and administrative expenses for the six months ending October 31, 2008 of $195,293 (Note 3).

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

The weighted-average fair value of options granted during the six months ended October 31, 2008 was $0.86. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2008	October 31, 2007
Risk-free interest rate	3.23%	4.79%
Expected volatility	66.8%	69.7%
Expected term	4.4 yrs	4.5 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.86	$1.10

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of October 31, 2008 and the stock option activity during the six months ended October 31, 2008:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2008	3,794,263	$2.20
Granted	564,000	$1.71
Exercised	–	–
Forfeited / Cancelled	(318,410)	$1.97
Expired	(168,855)	$2.00
Outstanding at October 31, 2008	3,870,998	$2.18

Exercisable at October 31, 2008	2,466,789	$2.29
Exercisable at April 30, 2008	2,360,979	$2.30

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2008:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$1.50	40,000	–	August 1, 2016	21,667	–
$1.55	100,000	–	October 30, 2013	–	–
$1.64	40,000	–	June 3, 2013	-	–
$1.70	35,000	–	May 1, 2012	12,396	–
$1.75	370,000	–	May 14, 2013	-	–
$1.80	40,000	–	August 20, 2013	40,000	–
$1.85	149,534	–	February 2, 2013	113,365	–
			October 1, 2011 to
$1.90	249,268	–	June 26, 2017	202,291	–
			September 7, 2010 to January 10,		–
$1.95	1,539,330	–	2016	1,197,414
			December 15,2008 to March 18,
$2.00	561,443	–	2015	394,637
$2.15	240,000	–	September 7, 2016	125,000	–
$2.25	13,918	–	December 13, 2012	5,208	–
$2.80	50,000	–	February 20, 2016	33,333	–
$2.95	60,000	–	October 26, 2016	33,750	–
$3.05	187,297	–	May 23, 2016	117,520	–
			June 13, 2010 to October 11,		–
$3.35	55,000	–	2016	37,500
$3.40	20,000	–	April 10, 2016	12,500	–
$3.75	5,208	–	March 3, 2016	5,208	–
$5.35	30,000	–	March 29, 2010	30,000	–
$5.85	35,000	–	February 22, 2010	35,000	–
$7.90	30,000	–	October 24, 2009	30,000	–
$9.35	20,000	–	October 21, 2009	20,000	–

October 31, 2008	3,870,998	$–		2,466,789	$–

April 30, 2008	3,794,263	$17,333		2,360,979	$7,635

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.02 per share as of October 31, 2008 (April 30, 2008 – $1.80), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2008 was nil (April 30, 2008 – 43,021). The total intrinsic value of options exercised during the six months ended October 31, 2008 was $nil (2007 – $341). The grant date fair value of options vested during the six months ended October 31, 2008 was $556,308 (April 30, 2008 – $1,817,972).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2008:

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2008	1,433,284	$1.48
Granted	564,000	$0.86
Vested	(388,109)	$1.47
Forfeited	(204,966)	$1.61
Non-vested options at October 31, 2008	1,404,209	$1.27

As of October 31, 2008 there was $1,517,367 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.01 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Cost of sales	$18,601	$31,673	$38,517	$45,897
Sales and marketing	40,702	91,175	68,951	113,865
Research and development	77,036	197,310	164,829	261,860
General and administrative	175,626	386,738	547,656	515,188
Total stock-based compensation	$311,965	$706,896	$819,953	$936,810

Warrants

During the six months ended October 31, 2008, the Company issued 1,216,720 warrants on July 31, 2008 and 48,701 warrants on October 28, 2008 as part of a unit offering. The fair value of the stock purchase warrants granted was $394,372. The warrants enable the holders the right to purchase up to 1,265,421 shares of the Company’s common stock, exercisable for two years from the date of issue. The assumptions utilized to determine such values are presented in the following table:

Six Months Ended
October 31, 2008

Risk-free interest rate	1.58% - 2.52%
Expected volatility	48.54% - 66.34%
Expected term	2 yrs
Dividend yield	0%
Weighted average fair value per warrant	$0.31 - $0.44

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of October 31, 2008.

	Number of	Weighted Average
	Options	Exercise Price
Warrants at April 30, 2008	1,000,000	$4.00
Granted	1,265,421	$2.25
Exercised	–	–
Expired	–	–
Warrants at October 31, 2008	2,265,421	$3.04

Note 6	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
North America	$1,710,996	$1,557,729	$3,432,538	$2,004,283
Europe	812,944	707,302	1,389,514	1,238,686
Asia	285,782	73,560	359,803	117,078
Central and South America	207,108	102,876	447,735	295,202
Other	–	3,244	–	16,253
	$3,016,830	$2,444,711	$5,629,590	$3,671,502

Contained within the results of North America for the three and six months ended October 31, 2008 are revenues from the United States of $1,628,016 and $2,669,992 (2007 - $380,012 and $946,146) respectively and from Canada of $82,980 and $762,546 (2007 - $1,177,717 and $1,058,137) respectively.

Contained within the results of Europe for the three and six months ended October 31, 2008 are revenues from the United Kingdom of $267,215 and $382,714 (2007 - $219,459 and $571,895) respectively, from Germany of $199,186 and $301,302 (2007 - $73,023 and $154,991) respectively, from Denmark of $108,449 and $278,493 (2007 - $nil) respectively, and from Portugal of $91,792 and $150,202 (2007 - $nil) respectively.

Contained within the results of South America for the three and six months ended October 31, 2008 are revenues from Brazil of $97,500 and $113,688 (2007 - $18,718 and $33,124) respectively, from Mexico of $78,840 and $202,203 (2007 - $6,132 and $112,325) respectively and from the Dominican Republic of $nil and $60,837 (2007 - $nil and $55,698) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	October 31,	April 30,
	2008	2008

Canada	$6,270,456	$9,202,208
United States	122,964	247,061
Total	$6,393,420	$9,449,269

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three and six months ended October 31, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Customer A	20%	3%	16%	2%
Customer B	17%	–	12%	–
Customer C	4%	42%	14%	28%
Customer D	5%	7%	4%	13%
	46%	52%	46%	43%

Accounts receivable balances for Customer A were $904,248 as at October 31, 2008 (April 30, 2008 - $432,019). Accounts receivable balances for Customer B were $411,062 as at October 31, 2008 (April 30, 2008 - $46,796). Accounts receivable balances for Customer C were $706,471 as at October 31, 2008 (April 30, 2008 - $1,177,000). Accounts receivable balances for Customer D were $287,500 as at October 31, 2008 (April 30, 2008 - $400,000).

Note 7	Commitments

a)

On June 28, 2005, the Company entered into a software development consulting agreement extension, which commenced on June 30, 2006 and expires June 30, 2009. The payment schedule is tied to specific milestones as they are completed and requires total payments of $109,000 in fiscal year 2009 and $109,000 in fiscal year 2010.

b)

The Company is subject to a license agreement ("Amended Omnibus Agreement") and a sponsored research agreement ("Amended Research Agreement") with Columbia University pertaining to certain technologies acquired in the acquisition of FirstHand Technologies Inc. on February 1, 2008. Pursuant to the Amended Omnibus Agreement and the Amended Research Agreement, the Company is required to provide financial support for SIP (Session Initiation Protocol) research in the field of Internet/Ethernet Telephony conducted at Columbia’s Department of Computer Science. Subject to certain limitations, the Company is entitled to an exclusive license from Columbia University for all inventions and research information directly relating to the field of Internet/Ethernet Telephony. In exchange for the continuing rights granted under the Amended Research Agreement, the Company is required to make a future payment for research of $109,000 payable on January 1, 2009. Commencing on the one year anniversary date of the of the termination or expiration of the Amended Research Agreement, the Company shall be required to pay a minimum annual royalty of $100,000 to Columbia University net of any royalties paid to Columbia University under the Amended Omnibus Agreement.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases			Software
	Related	– Unrelated	Sub Lease	Total Office	Development	Research
	Party	Party	Income	Leases	Contracts	Agreement
2009	$139,455	$374,035	$(39,506)	$473,984	$84,800	$109,000
2010	265,359	726,322	(79,011)	912,670	109,000	–
2011	–	654,853	(79,011)	575,842	–	–
2012	–	364,806	(79,011)	285,795	–	–
2013	–	73,893	(32,921)	40,972	–	–
	$404,814	$2,193,909	$309,460)	$2,289,263	$193,800	$109,000

COUNTERPATH CORPORATION
(Formerly CounterPath Solutions, Inc.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 8	Contingent Liability

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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $742,035 (2007 – $182,107) and $932,996 (2007 – $182,107) during the three and six months ended October 31, 2008, respectively. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 10	Subsequent Events

On November 19, 2008, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange will be $nil.

On December 15, 2008, the Company granted incentive stock options to two officers and a number of employees of the Company for the purchase of a total of 732,000 common shares of the Company, pursuant to its stock option plan. The options are exercisable on or before December 15, 2013, at a price of $0.44 (CDN $0.55) per common share.

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

          On April 30, 2004, we changed our business following the merger of our company with Xten Networks, Inc., a private Nevada company. Xten Networks was incorporated under the laws of the State of Nevada on October 28, 2002. As a result of the merger, we acquired all of the issued and outstanding shares in Xten Networks in exchange for issuing 3,600,000 shares of our common stock to the stockholders of Xten Networks. The stockholders of Xten Networks were entitled to receive two shares of our common stock for each one share of Xten Networks.

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

          Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At October 31, 2008 we have a restructuring accrual for severance of approximately $65,000.

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

          Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the three months ended October 31, 2008 was 67.0% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the six months ended October 31, 2008 was 4.4 years. For the six months ended October 31, 2008, the weighted-average risk free interest rate used was 3.23% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended October 31, 2008 in determining the expense recorded in our consolidated statement of operations.

          Cost of sales and operating expenses include stock-based compensation expense. For the six months ended October 31, 2008, we recorded an expense of $819,953 in connection with share-based payment awards. A future expense of non-vested options of $1,517,367 is expected to be recognized over a weighted-average period of 1.01 years.

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

Results of Operations

          Our operating activities during the three and six months ended October 31, 2008 consisted primarily of selling our IP telephony software to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended October 31,
	2008		2007		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,113,617	70%	$2,042,133	84%	$71,484	4%
Service	903,213	30%	402,578	16%	500,635	124%
Total revenue	$3,016,830	100%	$2,444,711	100%	$572,119	23%

Revenue by Region
International	$1,305,834	43%	$886,982	36%	$418,852	47%
North America	1,710,996	57%	1,557,729	64%	153,267	10%
Total revenue	$3,016,830	100%	$2,444,711	100%	$572,119	23%

          For the three months ended October 31, 2008, we generated $3,016,830 in revenue compared to $2,444,711 for the three months ended October 31, 2007. This represents an increase of $572,119 from the same period last year. We generated $2,113,617 in software revenue for the three months ended October 31, 2008 compared to $2,042,133 for the three months ended October 31, 2007, representing an increase of $71,484 or 4%. The increase in software revenue was due to higher sales through our original equipment manufacturers channel. For the three months ended October 31, 2008, service revenue was $903,213 compared to $402,578 for the three months ended October 31, 2007. The increase of $500,635 or 124% in service revenue was primarily due to professional services and support required to implement our software to new customers, particularly those customers acquired in the FirstHand and BridgePort acquisitions. International revenue outside of North America increased by 47% during the three months ended October 31, 2008 compared to the three months ended October 31, 2007, largely due to increased sales in Latin America and Europe. North American revenue increase by 10%, compared to the three months ended October 31, 2007, primarily due to increased revenue from original equipment manufacturers channel.

	Six Months Ended October 31,
	2008		2007		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,961,922	70%	$2,811,141	77%	$1,150,781	41%
Service	1,667,668	30%	860,361	23%	807,307	94%
Total revenue	$5,629,590	100%	$3,671,502	100%	$1,958,088	53%

Revenue by Region
International	$2,197,051	39%	$1,667,219	45%	$529,832	32%
North America	3,432,539	61%	2,004,283	55%	1,428,256	71%
Total revenue	$5,629,590	100%	$3,671,502	100%	$1,958,088	53%

          For the six months ended October 31, 2008, we generated $5,629,590 in revenue compared to $3,671,502 for the six months ended October 31, 2007. This represents an increase of $1,958,088 or 53% from the same period last year. We generated $3,961,922 in software revenue for the six months ended October 31, 2008 compared to $2,811,141 for the six months ended October 31, 2007, representing an increase of $1,150,781 or 41%. The increase in software revenue was driven by sales to customers of BridgePort and FirstHand that were acquired in February 2008, and from continued growth in sales of our consumer oriented softphone software as well as sales of our enterprise oriented softphone software. For the six months ended October 31, 2008, service revenue was $1,667,668 compared to $860,361 for the six months ended October 31, 2007. The increase of $807,307 in service revenue was primarily due to increase in service revenue from customers of BridgePort and FirstHand acquired in February 2008, and professional services related to implementation of our solutions. International revenue outside of North America grew by32% during the six months ended October 31, 2008 compared to the six months ended

October 31, 2007, driven by Latin American and European software sales. North American revenue increased 71%, compared to the six months ended October 31, 2007, driven primarily by sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

          Cost of sales for the three and six months ended October 31, 2008 and 2007 were as follows:

	October 31, 2008		October 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,086,203	36%	$701,371	29%	$384,832	55%
Six months ended	$2,464,046	44%	$1,062,529	29%	$1,401,517	132%

          Cost of sales was $1,086,203 for the three months ended October 31, 2008 compared to $701,371 recorded for the three months ended October 31, 2007. The increase of $384,832 was primarily attributable to the amortization of intangible assets amounting to $510,171 (October 31, 2007 – $295,231), increases in personnel and associated wages on account of acquisition of BridgePort and FirstHand, third-party software royalties used with our products, and third-party hardware used with our products.

          Cost of sales was $2,464,046 for the six months ended October 31, 2008 compared to $1,062,529 for the six months ended October 31, 2007. The increase of $1,401,517 was primarily attributable to the amortization of intangible assets of $1,055,644 (October 31, 2007 – $295,231). The increase in cost of sales was also attributable to increases in personnel and associated wages on account of acquisition of BridgePort and FirstHand, third-party software royalties used with our products, and third-party hardware used with our products.

Sales and Marketing

          Sales and marketing expenses for the three and six months ended October 31, 2008 and 2007 were as follows:

	October 31, 2008		October 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,186,713	39%	$1,112,119	45%	$74,594	7%
Six months ended	$2,668,664	47%	$1,567,002	43%	$1,101,662	70%

Sales and marketing expenses were $1,186,713 for the three months ended October 31, 2008 compared to $1,112,119 recorded for the three months ended October 31, 2007. The increase of $74,594 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions due to the acquisitions of Firsthand and BridgePort offset by a reduction in professional fees, advertising, and other charges during the three months ended October 31, 2008.

Sales and marketing expenses were $2,668,664 for the six months ended October 31, 2008 compared to $1,567,002 recorded for the six months ended October 31, 2007. The increase of $1,101,662 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions due to the acquisitions of FirstHand and BridgePort.

Research and Development

          Research and development expenses for the three and six months ended October 31, 2008 and 2007 were as follows:

	October 31, 2008		October 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$2,103,685	70%	$1,633,445	67%	$470,240	29%
Six months ended	$5,121,097	91%	$2,399,912	65%	$2,721,185	113%

          Research and development expenses were $2,103,685 for the three months ended October 31, 2008 compared to $1,633,445 for the three months ended October 31, 2007. The increase of $470,240 was primarily attributable to increases in research and development personnel and associated wages and non-cash stock based compensation. Research and development personal were acquired through the acquisitions of FirstHand and BridgePort.

          Research and development expenses were $5,121,097 for the six months ended October 31, 2008 compared to $2,399,912 for the six months ended October 31, 2007. The increase of $2,721,185 was primarily attributable to increases in research and development personnel and associated wages and non-cash stock based compensation. Research and development personnel were acquired through the acquisitions of FirstHand and BridgePort. There was also a significant increase in the professional services and consulting expenses as a result of combining the technologies of our company with the technologies of NewHeights, FirstHand, and BridgePort.

General and Administrative

          General and administrative expenses for the three and six months ended October 31, 2008 and 2007 were as follows:

	October 31, 2008		October 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,559,672	52%	$1,831,642	75%	($271,970)	(15%)
Six months ended	$3,787,799	67%	$2,556,168	70%	$1,231,631	48%

          General and administrative expenses were $1,559,672 for the three months ended October 31, 2008 compared to $1,831,642 for the three months ended October 31, 2007. The decrease of $271,970 was primarily attributable to a decrease in personnel related costs as a result of restructuring and a decrease in bad debt expense.

          General and administrative expenses were $3,787,799 for the six months ended October 31, 2008 compared to $2,556,168 for the six months ended October 31, 2007. The increase of $1,231,631 year over year was primarily attributable to increase in general and administrative personnel related costs due to acquisition of FirstHand and BridgePort, partly offset by a reduction in costs due to restructuring. Other increases in expenses occurred in professional services, non-cash amortization expenses, as well as office rent, non-cash stock-based compensation and communication expenses.

Restructuring Charges

          Restructuring charges for the three months ended October 31, 2008 and 2007 were as follows:

	October 31, 2008		October 31, 2007		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$742,035	25%	$182,107	7%	$559,928	n/a
Six months ended	$932,996	17%	$182,107	5%	$750,889	n/a

          Restructuring charges for the three months ended October 31, 2008 were $742,035 compared to $182,107 for the three months ended October 31, 2007. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the integration of the acquisitions of NewHeights, FirstHand and BridgePort.

          Restructuring charges for the six months ended October 31, 2008 were $932,996 compared to $182,107 for the six months ended October 31, 2007. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

          Interest income for the three months ended October 31, 2008 was $32,198 compared to $33,554 for the same period in 2007. Interest expense for the three months ended October 31, 2008 was $3,140 compared to $547,975 for the three months ended October 31, 2007. Interest expense for the three months ended October 31, 2007 included both a cash interest component of $2,222 and a non-cash component of $540,200 relating to the expensing of the unaccreted debt discount on the date of the conversion.

          Interest income for the six months ended October 31, 2008 was $50,266 compared to $49,078 for the same respective period in 2007. Interest expense for the six months ended October 31, 2008 was $10,435 compared to $688,522 for the six months ended October 31, 2007. Interest expense for the six months ended October 31, 2007 included both a cash interest component of $52,228 and a non-cash component of $90,570 relating to the accretion of the discount on our convertible debenture, and $540,200 relating to the expensing of unaccreted debt discount on the date of conversion. On August 2, 2007, in conjunction with the acquisition of NewHeights, our convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 2,000,000 shares of common stock at a conversion price of $2.00 per share.

Liquidity and Capital Resources

          As of October 31, 2008 we had $3,244,741 in cash compared to $6,223,613 at April 30, 2008, representing a decrease of $2,978,872. Our working capital was $4,175,704 at October 31, 2008 compared to $7,645,909 at April 30, 2008, representing a decrease of $3,470,205.

          Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At October 31, 2008, we had cash of approximately $3.2 million and working capital of $4.1 million; however, as our management projects that under our current operating plan, we will require approximately $15-17 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, potential employee rationalization beyond the completed employee rationalization and external financing. On July 31, 2008 and October 28, 2008, our company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of grant at an exercise price of US$2.25 per warrant share.

Operating Activities

          Our operating activities resulted in a net cash outflow of $6,493,475 for the six months ended October 31, 2008. This compares with a net cash outflow of $3,083,962 for the same period last year and represents a $3,409,513 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2008 was primarily a result of a net loss of $9,379,876 compared to a net loss of $4,682,174 in the same period last year. Net cash used in operating activities was primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS 123R of $819,953, depreciation of $411,273, and amortization of intangible assets of $1,055,644. Cash was used by a decrease in accounts payable of $255,459 due to the payout of accrued legal and professional fees. This use of cash was partially offset by cash provided by a decrease in accounts receivable of $539,443 and receipt of investment tax credits of $1,061,133.

Investing Activities

          Investing activities resulted in a net cash outflow of $75,547 for the six months ended October 31, 2008 resulting primarily from a decrease in deposits and other assets. This compares with a net cash inflow of $2,428,983 for the same period last year which was resulted primarily from cash acquired on the acquisition of NewHeights offset by purchases of equipment other assets consisting of costs related to the NewHeights transaction. At October 31, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $3,752,835 for the six months ended October 31, 2008 compared to a net cash inflow of $1,798,051 for the same period last year. On July 31, 2008 and October 28, 2008, our company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of grant at an exercise price of US$2.25 per warrant share.

          We intend to seek additional funding through public or private financings to fund our operations through fiscal 2010 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on our company’s consolidated financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after

November 15, 2007. The adoption of this statement did not have an impact on our company’s consolidated financial statements.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This standard replaces SFAS141 and establishes principles and requirements for an acquirer recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our company’s consolidated financial statements.

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

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The adoption of FAS 161 will not have an impact on our company’s financial statements.

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles” . The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). We have not completed our evaluation of the effects, if any, that FAS 162 may have on our consolidated financial position, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

          During the quarter ended October 31, 2008 we added additional accounting staff in order to provide greater segregation of duties within our transaction processing system. In addition, we determined that greater segregation of duties amongst our existing administrative staff is feasible and implemented processes to segregate duties in various administrative functions effecting financial reporting. Aside from changes resulting from reassigning duties among staff, there were no other changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 1A. Risk Factors.

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

          If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our annual report on Form 10-KSB/A filed on September 3, 2008, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

          We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation, if determined against us, could:

          -      result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

          -      cause us to lose access to key distribution channels;

          -      result in substantial employee layoffs or risk the permanent loss of highly-valued employees;

          -      materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

          -      cause our stock price to decline significantly; and

          -      lead to the bankruptcy or liquidation of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On August 20, 2008, we granted stock options to two consultants to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $1.80 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated August 20, 2008. We issued the stock options to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On October 28, 2008 we issued 97,402 units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $124,059 (CDN$150,000). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from October 28, 2008 at an exercise price of US$2.25 per Warrant share. The 97,402 units were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          We held our annual and special meeting of shareholders on October 1, 2008 in Vancouver, British Columbia, Canada. There were 28,355,236 common shares of our company, and 369,841 series A exchangeable shares of our subsidiary, 6789722 Canada Inc., entitled to vote at the meeting, of which a total of 21,378,949 (74.43%) were represented at the meeting either in person or by proxy.

          Four proposals were approved by the shareholders at the annual and special meeting. The first resolution asked shareholders to elect Mark Bruk, Peter Charbonneau, Chris Cooper, William Jin, Donovan Jones, Owen Matthews, Terence Matthews, Greg Pelling and Larry Timlick as directors for a one-year term expiring on the day of the 2009 annual meeting of shareholders.

DIRECTORS	VOTES FOR	VOTES WITHHELD
Mark Bruk	21,367,823	11,126
Peter Charbonneau	21,369,599	9,350
Chris Cooper	21,369,599	9,350
William Jin	21,366,939	12,010
Donovan Jones	21,368,003	10,946
Owen Matthews	21,369,503	9,446
Terence Matthews	21,369,403	9,546
Greg Pelling	21,369,599	9,350
Larry Timlick	21,369,439	9,510

          The second proposal asked shareholders to ratify the appointment of BDO Dunwoody LLP, Chartered Accountants, as our independent registered public accounting firm for the year ending April 30, 2009 and to authorize the board of directors to fix the remuneration payable to the independent accountants.

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Ratify appointment	21,374,989	n/a	3,960
Fix remuneration	21,367,358	11,591	n/a

          The third proposal asked shareholders to confirm, ratify and approve the adoption of the Employee Share Purchase Plan and to confirm, ratify and approve the increase to the number of common shares that may be issued under the Employee Share Purchase Plan from 1,000,000 to 1,500,000 common shares of our company.

PROPOSAL	VOTES FOR	VOTES AGAINST
Approve the Plan	19,270,958	16,118
Approve the increase	21,378,949	nil

          The fourth proposal asked shareholders to approve Terence Matthews’, the chairman of the board of directors of our company, to vote certain common shares of our company which were issued to Wesley Clover Corporation, a company controlled by Mr. Matthews, pursuant to a non-brokered private placement of units which closed on July 31, 2008.

PROPOSAL	VOTES FOR	VOTES AGAINST
Approve right to vote	19,269,715	17,361

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

10.28	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

10.29	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (filed herewith).

10.30	Settlement Agreement amongst Greg Pelling, CounterPath Corporation, and CounterPath Technologies, Inc. dated October 31, 2008 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (continued into the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

BridgePort Networks K.K. (incorporated in Japan)

(31)	Section 302 Certification

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer & Director
Date: December 15, 2008

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 15, 2008