Form 10-Q
period 2009-01-31
COUNTERPATH CORP
filed 2009-03-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,832,050 shares of common stock issued and outstanding as of March 12, 2009.

COUNTERPATH CORPORATION

JANUARY 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash	$3,384,110	$6,223,613
Accounts receivable (net of allowance for doubtful accounts of
$851,494 and $407,050, respectively)	3,293,720	5,409,658
Investment tax credits recoverable	–	1,061,133
Prepaid expenses and deposits	339,259	646,679
Total current assets	7,017,089	13,341,083

Deposits	112,797	103,017
Equipment	272,764	736,854
Intangible assets (net of accumulated amortization of $2,878,879
and $1,364,365) – Note 2(d)	5,387,794	8,534,666
Goodwill – Note 2(d)	7,201,885	8,674,990
Other assets	98,124	177,749
Total Assets	$20,090,453	$31,568,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,341,396	$4,529,201
Unearned revenue	873,319	936,343
Customer deposits	10,675	85,283
Warranty accrual	143,890	144,347
Total current liabilities	4,369,280	5,695,174

Deferred lease inducements	47,471	97,734
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,515,326	5,891,483

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 4
Authorized: 100,000,000
Issued and outstanding: January 31, 2009 – 1; April 30, 2008 – 1
Common stock, $0.001 par value – Note 5
Authorized: 83,076,900
Issued and outstanding:
January 31, 2009 – 28,552,638 ; April 30, 2008 – 25,921,797	28,552	25,921
Additional paid-in capital	48,226,138	43,398,849
Accumulated deficit	(30,096,884)	(18,479,483)
Accumulated other comprehensive income (loss) – currency translation
adjustment	(2,582,679)	731,589
Total stockholders’ equity	15,575,127	25,676,876
Liabilities and Stockholders’ Equity	$20,090,453	$31,568,359

Going concern – Note 2

Commitments and contingent liability – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenue – Note 6:
Software	$1,305,303	$1,698,829	$5,267,225	$4,509,969
Service	724,758	935,934	2,392,426	1,796,295
Total revenue	2,030,061	2,634,763	7,659,651	6,306,264
Operating expenses:
Cost of sales (includes depreciation of $48,490 and
$107,381 and amortization of intangible assets of
$1,514,515 and $599,162 – Note 2(d))	863,573	771,178	3,327,619	1,833,707
Sales and marketing	762,398	1,016,758	3,431,062	2,583,761
Research and development	1,142,497	1,545,630	6,263,594	3,945,543
General and administrative	1,524,559	1,589,055	5,312,358	4,145,223
Restructuring costs – Note 9	26,268	–	959,264	182,107
Total operating expenses	4,319,295	4,922,621	19,293,897	12,690,341
Loss from operations	(2,289,234)	(2,287,858)	(11,634,246)	(6,384,077)
Interest and other income (expense), net
Interest income	33,627	87,707	83,893	136,786
Interest expense – Note 3	(1,278)	(1,258)	(11,713)	(689,810)
Foreign exchange gain (loss)	19,360	4,709	(55,335)	58,226
Net loss for the period	$(2,237,525)	$(2,196,700)	$(11,617,401)	$(6,878,875)
Other comprehensive loss:
Foreign currency translation adjustments	(282,407)	(522,573)	(3,314,268)	1,165,722
Comprehensive loss	$(2,519,932)	$(2,719,273)	$(14,931,669)	$(5,713,153)
Net loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.42)	$(0.46)

Weighted average common shares outstanding:	28,542,855	18,987,949	27,721,110	14,825,531

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net loss for the period	$(11,617,401)	$(6,878,875)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	510,907	240,821
Amortization of intangible assets	1,514,515	599,162
Stock-based compensation – Note 5	1,077,085	1,235,514
Accretion of convertible debenture discount	–	90,570
Loss on conversion of convertible debentures	–	540,200
Foreign exchange loss	55,335	–
Changes in assets and liabilities:
Accounts receivable	2,827,038	(456,424)
Prepaid expenses and deposits	272,773	(403,000)
Accounts payable and accrued liabilities	(765,453)	268,463
Unearned revenue	(63,024)	250,001
Customer deposits	(74,608)	18,358
Warranty payable	(457)	21,635
Net cash used in operating activities	(6,263,290)	(4,473,575)

Cash flows from investing activities:
Cash acquired on acquisition of NewHeights	–	2,517,365
Purchase of equipment	(82,083)	(51,954)
Deposits	(28,396)	(329,002)
Decrease (increase) in other assets	79,625	(101,503)
Net cash provided by (used in) investing activities	(30,854)	2,034,906

Cash flows from financing activities:
Common stock issued, net of transaction costs	3,752,835	3,506,832
Decrease in due to related parties	–	(4,564)
Net cash provided by financing activities	3,752,835	3,502,268

Foreign exchange effect on cash	(298,194)	335,765

Increase (decrease) in cash	(2,839,503)	1,399,364

Cash, beginning of the period	6,223,613	1,680,220
Cash, end of the period	$3,384,110	$3,079,584

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,713	$2,222
Common stock and stock options issued in connection with the	$–	$15,477,343
acquisition of NewHeights Software Corporation
Convertible debentures converted into common stock	$–	$4,000,000

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2009
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, April 30, 2008	25,921,797	$25,921	1	$–	$43,398,849	$(18,479,483)	$731,589	$25,676,876

Shares issued:
Private placement – Note 5	2,530,841	2,531	–	–	3,750,304	–	–	3,752,835
Exchange of subsidiary preferred
shares- Note 4	100,000	100	–	–	(100)	–	–	–
Stock-based compensation - Note 5	–	–	–	–	1,077,085	–	–	1,077,085
Net loss for the period	–	–	–	–	–	(11,617,401)	–	(11,617,401)
Foreign currency translation adjustment	–	–	–	–	–	–	(3,314,268)	(3,314,268)
Balance, January 31, 2009 (unaudited)	28,552,638	$28,552	1	$–	$48,226,138	$(30,096,884)	$(2,582,679)	$15,575,127

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

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

On February 1, 2008, the Company acquired FirstHand Technologies Inc. (“FirstHand”), a private Ontario, Canada corporation, through the issuance of 5,900,014 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2009, the Company has not yet achieved profitable operations and had an accumulated deficit of $30,096,884 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 5, and to increase revenues and decrease costs from operations.

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

Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company is currently evaluating the impact of this statement.

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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2009 (April 30, 2008) was $5,494,569 (CDN$6,704,947) and $1,707,316 (CDN$2,083,752), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the nine months ended January 31, 2009 (2008 - $nil).

The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. Management has determined that the Company currently has one reporting unit. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	Goodwill and Intangible Assets – (cont’d)

Although there was a decline in the market capitalization of the Company, as well as comparable companies, during the quarter ended January 31, 2009, the Company concluded that there were no triggering events as of January 31, 2009 which would require a formal impairment analysis of the carrying value of goodwill. Management believes that the recent decline in the Company’s market capitalization is not due to any fundamental change or adverse events in the Company’s operations. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying condensed consolidated financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on April 30, 2009, management will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then the Company will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

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

Statement of Financial Accounting Standard No. 144, “The Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 144 requires the Company to review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended January 31, 2009 (2008 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	Goodwill and Intangible Assets – (cont’d)

A summary of the Company’s intangible assets, net, at January 31, 2009 is as follows:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
Acquired technologies	$5,751,633	$2,349,403	$3,402,230
Customer assets	2,515,040	529,476	1,985,564
Intangible assets, January 31, 2009	$8,266,673	$2,878,879	$5,387,794

e)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three months ended January 31, 2009 and 2008, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

		Three Months Ended				Nine Months Ended
		January 31,				January 31,
		2009		2008		2009	2008
Interest on convertible debenture	$	Nil	$	Nil	$	Nil	$40,000
Lease payment	$	Nil		$20,853		$3,446	$78,719

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

The Company’s software license revenue for the three and nine months ended January 31, 2009, pursuant to the terms of these agreements, was $221,748 and $909,256 (2008 - $536,496 and $1,518,331) respectively.

As at January 31, 2009, the Company has an accounts receivable balance from Mitel of $483,837 (April 30, 2008 - $1,177,000).

During the three and nine months ended January 31, 2009, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $67,970 (2008 - $nil) and $200,910 (2008 - $nil), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at January 31, 2009, the Company had an accounts payable balance to KRP of $6,849 (April 30, 2008 - $2,656).

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

On October 9, 2008 and November 19, 2008, the Company issued 50,000 shares each totaling to 100,000 shares of common stock pursuant to a holder of 100,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On April 11, 2008, certain officers, directors and affiliates of the Company entered into an escrow agreement with the TSX- V whereby a total of 11,489,635 shares of common stock in the Company were deposited into escrow with Valiant Trust acting as escrow agent as a condition to listing of the Company’s shares of common stock on the TSX-V. The shares are released as to 25% upon entering in to the agreement and 25% on each date that is 6, 12 and 18 months from the date of the escrow agreement. As of January 31, 2009, 5,740,819 shares of common stock had been released from escrow.

On July 30, 2008, the Company announced a private placement of up to approximately 3.3 million units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of up to approximately $5 million (CDN$5.1 million). On July 31, 2008 and October 24, 2008, the Company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). The Company incurred $31,604 of transaction costs. Each unit consists of one share of common stock in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of the Company for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share.

Certain officers and directors of the Company subscribed for 759,559 units at a price of $1.50 (CDN$1.54) per unit, including warrants entitling the holders thereof to purchase one share of common stock in the capital of the Company for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share for gross proceeds of $1,142,306 (CDN$1,169,721). As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of the Company’s common stock on the date of the transaction and included one-half of one common share purchase warrant, the Company recorded a compensatory charge to general and administrative expenses for the nine months ending January 31, 2009 of $195,293.

COUNTERPATH CORPORATION
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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment, as amended by SAB No. 110 on January 1, 2008. For non-employees, the expected term of the options approximates the full term of the options. The risk- free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2009 and 2008 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the nine months ended January 31, 2009 was $0.50. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2009	January 31, 2008
Risk-free interest rate	2.26%	4.75%
Expected volatility	68.8%	69.6%
Expected term	3.7 yrs	4.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.50	$0.22

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of January 31, 2009 and the stock option activity during the nine months ended January 31, 2009:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2008	3,794,263	$2.20
Granted	1,296,000	$0.99
Exercised	–	–
Forfeited / Cancelled	(932,483)	$2.00
Expired	(173,055)	$2.00
Outstanding at January 31, 2009	3,984,725	$1.88

Exercisable at January 31, 2009	2,264,900	$2.30
Exercisable at April 30, 2008	2,360,979	$2.30

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2009:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	732,000	–	December 15, 2013	–	–
$1.50	40,000	–	August 1, 2016	24,166	–
$1.55	50,000	–	July 30, 2013	6,250	–
$1.64	40,000	–	June 3, 2013	5,833	–
$1.70	35,000	–	May 1, 2012	14,584	–
$1.75	320,000	–	May 14, 2013	53,333	–
$1.80	40,000	–	August 20, 2013	40,000	–
$1.85	102,907	–	February 2, 2013	75,715	–
			October 1, 2011 to
$1.90	170,776	–	June 26, 2017	141,777	–
			September 7, 2010 to January 10,
$1.95	1,267,600	–	2016	1,019,912	–
			August 20,2009 to March 18,
$2.00	499,162	–	2015	405,124	–
$2.15	240,000	–	September 7, 2016	140,000	–
$2.25	11,000	–	December 13, 2012	2,980	–
$2.80	50,000	–	February 20, 2016	36,458	–
$2.95	60,000	–	July 26, 2016	37,500	–
$3.05	176,280	–	May 23, 2016	117,518	–
			June 13, 2010 to July 11,
$3.35	15,000	–	2016	15,000	–
$3.40	20,000	–	April 10, 2016	13,750	–
$5.35	30,000	–	March 29, 2010	30,000	–
$5.85	35,000	–	February 22, 2010	35,000	–
$7.90	30,000	–	October 24, 2009	30,000	–
$9.35	20,000	–	July 21, 2009	20,000	–

January 31, 2009	3,984,725	$ –		2,264,900	$ –

April 30, 2008	3,794,263	$17,333		2,360,979	$7,635

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.33 per share as of January 31, 2009 (April 30, 2008 – $1.80), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2009 was nil (April 30, 2008 – 43,021). The total intrinsic value of options exercised during the nine months ended January 31, 2009 was $nil (2007 – $341). The grant date fair value of options vested during the nine months ended January 31, 2009 was $938,301 (April 30, 2008 – $1,817,972).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2009:

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2008	1,433,284	$1.48
Granted	1,296,000	$0.50
Vested	(662,210)	$1.42
Forfeited	(347,249)	$1.41
Non-vested options at January 31, 2009	1,719,825	$0.83

As of January 31, 2009 there was $1,278,035 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 0.96 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Cost of sales	$18,305	$14,247	$56,822	$60,143
Sales and marketing	27,465	26,821	96,416	140,686
Research and development	41,448	97,517	206,277	359,377
General and administrative	169,914	160,119	717,570	675,308
Total stock-based compensation	$257,132	$298,704	$1,077,085	$1,235,514

Warrants

During the nine months ended January 31, 2009, the Company issued 1,216,720 warrants on July 31, 2008 and 48,701 warrants on October 24, 2008 as part of a unit offering. The fair value of the stock purchase warrants granted was $394,372. The warrants enable the holders the right to purchase up to 1,265,421 shares of the Company’s common stock, exercisable for two years from the date of issue. The assumptions utilized to determine such values are presented in the following table:

Nine Months Ended
January 31, 2009

Risk-free interest rate	1.58% - 2.52%
Expected volatility	48.54% - 66.34%
Expected term	2 yrs
Dividend yield	0%
Weighted average fair value per warrant	$0.31 - $0.44

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of January 31, 2009.

	Number of	Weighted Average
	Options	Exercise Price	Expiry Dates
Warrants at April 30, 2008	1,000,000	$4.00	November 30, 2009

Granted	1,265,421	$2.25	July 31, 2010 to October
			28, 2010
Exercised	–	–
Expired	–	–
Warrants at January 31, 2009	2,265,421	$3.04

Note 6	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
North America	$1,106,684	$1,067,401	$4,312,501	$3,071,683
Europe	556,985	529,538	2,173,221	1,768,224
Asia	214,739	110,266	574,542	227,344
Central and South America	151,653	915,857	599,387	1,211,059
Other	–	11,701	–	27,954
	$2,030,061	$2,634,763	$7,659,651	$6,306,264

Contained within the results of North America for the three and nine months ended January 31, 2009 are revenues from the United States of $709,371 and $3,201,514 (2008 - $467,229 and $1,339,847) respectively and from Canada of $397,313 and $1,110,987 (2008 - $600,172 and $1,731,836) respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2009 are revenues from the United Kingdom of $131,991 and $514,706 (2008 - $155,407 and $727,253) respectively, from Germany of $210,753 and $512,055 (2008 - $113,073 and $268,065) respectively, from Denmark of $31,396 and $309,888 (2008 - $63,930 and $64,055) respectively, and from Portugal of $5,876 and $156,078 (2008 - $) respectively.

Contained within the results of South America for the three and nine months ended January 31, 2009 are revenues from Brazil of $14,521 and $117,983 (2008 - $6,387 and $39,511) respectively, from Mexico of $22,381 and $225,584 (2008 - $803,695 and $988,958) respectively, and from the Dominican Republic of $3,847 and $64,584 (2008 - $78,053 and $133,750) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	January 31,	April 30,
	2009	2008

Canada	$5,681,830	$9,202,208
United States	76,852	247,061
Total	$5,758,682	$9,449,269

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three and nine months ended January 31, 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Customer A	19%	20%	15%	25%
Customer B	10%	3%	14%	3%
Customer C	3%	–	9%	–
Customer D	1%	31%	2%	13%
Customer E	4%	6%	4%	10%
	37%	60%	44%	51%

Accounts receivable balances for Customer A were $404,289 as at January 31, 2009 (April 30, 2008 - $1,177,000). Accounts receivable balances for Customer B were $426,001 as at January 31, 2009 (April 30, 2008 - $432,019). Accounts receivable balances for Customer C were $134,025 as at January 31, 2009 (April 30, 2008 - $46,796). Accounts receivable balances for Customer D were $nil as at January 31, 2009 (April 30, 2008 - $930,500). Accounts receivable balances for Customer E were $270,000 as at January 31, 2009 (April 30, 2008 - $400,000).

Note 7	Commitments

a)

On June 28, 2005, the Company entered into a software development consulting agreement extension, which commenced on June 30, 2006 and expires June 30, 2009. The payment schedule is tied to specific milestones as they are completed and requires total payments of $109,000 in fiscal year 2009 and $109,000 in fiscal year 2010.

b)

The Company is subject to a license agreement (the "Amended Omnibus Agreement") and a sponsored research agreement (the "Amended Research Agreement") with Columbia University pertaining to certain technologies acquired in the acquisition of FirstHand Technologies Inc. on February 1, 2008. Pursuant to the Amended Omnibus Agreement and the Amended Research Agreement, the Company is required to provide financial support for SIP (Session Initiation Protocol) research in the field of Internet/Ethernet Telephony conducted at Columbia’s Department of Computer Science. Subject to certain limitations, the Company is entitled to an exclusive license from Columbia University for all inventions and research information directly relating to the field of Internet/Ethernet Telephony. In exchange for the continuing rights granted under the Amended Research Agreement, the Company is required to make a future payment for research of $109,000 payable on January 1, 2009. Commencing on the one year anniversary date of the of the termination or expiration of the Amended Research Agreement, the Company shall be required to pay a minimum annual royalty of $100,000 to Columbia University net of any royalties paid to Columbia University under the Amended Omnibus Agreement.

c)

On February 5, 2009, the Company entered into an extension agreement of existing lease for office premises, which commences on April 1, 2009 and expires on September 30, 2009. The monthly lease payment under this extension agreement is $2,576.

Total payable over the term of the agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases			Software
	Related	– Unrelated	Sub Lease	Total Office	Development	Research
	Party	Party	Income	Leases	Contracts	Agreement
2009	$69,008	$184,994	$(19,402)	$234,600	$–	$109,000
2010	260,645	728,252	(77,608)	911,289	109,000	–
2011	–	643,712	(77,608)	566,104	–	–
2012	–	358,326	(77,608)	280,718	–	–
2013	–	72,581	(32,337)	40,244	–	–
	$329,653	$1,987,865	$(284,563)	$2,032,955	$109,000	$109,000

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 8	Contingent Liability

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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $26,268 (2008 – $nil) and $959,264 (2008 – $182,107) during the three and nine months ended January 31, 2009, respectively. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 10	Subsequent Events

(a)

On March 12, 2009, the Company reduced the exercise price of 1,282,111 employee incentive stock options to $0.47 (CDN $0.60) per common share for all of its employees and contractors holding stock options, other than for its officers and directors. The affected stock options had a weighted average exercise price of $2.17. No other terms of the stock options were changed.

(c)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay at total of $385,951 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 one months.

(d)

Pursuant to a settlement agreement dated October 31, 2008, entered into between the Company, CounterPath Technologies Inc., and an officer of the Company, the Company exercised its right to pay the officer CDN$142,500 of severance by way of the issuance of 279,412 common shares of the Company at a price of CDN$0.51 per share on March 12, 2009, in full satisfaction of all amounts owing pursuant to the Settlement Agreement.

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

          Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and VoIP services. Customers that we are targeting include large incumbent telecom providers, telecom original equipment manufacturers, large equipment providers and Internet telephony service providers. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. expand the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

          Cost of sales primarily consists of (a) salaries and benefits related to personnel, (b) related overhead, (c)

amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer assets are amortized on the basis of management's estimate of the future cash flows from these assets over approximately five years, which is management's estimate of the useful life of the customer assets.

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

          Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At January 31, 2009 we have a restructuring accrual for severance of $nil.

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

          These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2008 annual consolidated financial statements.

          Operating results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the three months ended January 31, 2009 was 67.0% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107 , Share-Based Payment as amended by SAB No. 110 on January 1, 2008. The expected term of options granted during the nine months ended January 31, 2009 was 4.4 years. For the nine months ended January 31, 2009, the weighted-average risk free interest rate used was 3.23% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended January 31, 2009 in determining the expense recorded in our consolidated statement of operations.

Cost of sales and operating expenses include stock-based compensation expense. For the nine months ended January 31, 2008, we recorded an expense of $1,077,085 in connection with share-based payment awards. A future expense of non-vested options of $1,278,035 is expected to be recognized over a weighted-average period of 0.96 years.

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

Accounts Receivable and Allowance for Doubtful Accounts

          We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write-off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable accounts are periodically reviewed for collectibility on an individual basis. Management has reviewed the outstanding receivables, and factored in the potential collectibility issues arising out of the present economic turmoil. Adequate provision has been made for accounts that, in management’s view, might be affected by the economic uncertainties.

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

          The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment, are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, "Goodwill and Other Intangible Assets," we review our goodwill annually for impairment or more frequently when indicators of impairment are present. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Reporting units represent components of our company for which discrete financial information is available that is regularly reviewed by management. Management has determined that our company currently has one reporting unit. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

          Although there was a decline in the market capitalization of our company, as well as comparable companies, during the quarter ended January 31, 2009, management concluded that there were no triggering events as of January 31, 2009 which would require a formal impairment analysis of the carrying value of goodwill. Management believes that the recent decline in our company’s market capitalization is not due to any fundamental change or adverse events in our company’s operations. Accordingly, our company has not recognized any impairment of its goodwill in the accompanying condensed consolidated financial statements. Our company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. To the extent our company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on April 30, 2009, management will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then our company will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on our company’s financial position and results of operations, but would not be expected to have a material adverse effect on our company’s cash flows from operations.

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

Results of Operations

          Our operating activities during the three and nine months ended January 31, 2009 consisted primarily of selling our IP telephony software to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

	Three Months Ended January 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,305,303	64%	$1,698,829	64%	($393,526)	-23%
Service	724,758	36%	935,934	36%	(211,176)	-23%
Total revenue	$2,030,061	100%	$2,634,763	100%	($604,702)	-23%

Revenue by Region
International	$923,377	45%	$1,567,362	59%	($643,985)	-41%
North America	1,106,684	55%	1,067,401	41%	39,283	4%
Total revenue	$2,030,061	100%	$2,634,763	100%	($604,702)	-23%

          For the three months ended January 31, 2009, we generated $2,030,061 in revenue compared to $2,634,763 for the three months ended January 31, 2008. This represents a decrease of $604,702 from the same period last year. We generated $1,305,303 in software revenue for the three months ended January 31, 2009 compared to $1,698,829 for the three months ended January 31, 2008, representing a decrease of $393,526 or 23%. The decrease in software revenue was primarily due to lower sales through our original equipment manufacturers channel. For the three months ended January 31, 2009, service revenue was $724,758 compared to $935,934 for the three months ended January 31, 2008. The decrease of $211,176 or 23% in service revenue was primarily due to lower software sales as service sales are generally required to implement our software. International revenue outside of North America decreased by 41% during the three months ended January 31, 2009 compared to the three months ended January 31, 2008, largely due to decreased sales in Latin America and Europe. North American revenue increased by 4% for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, primarily due to increased revenue from our original equipment manufacturers channel.

	Nine Months Ended January 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,267,225	69%	$4,509,969	72%	$757,256	17%
Service	2,392,426	31%	1,796,295	28%	596,131	33%
Total revenue	$7,659,651	100%	$6,306,264	100%	$1,353,387	21%

	Nine Months Ended January 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
International	$3,347,151	44%	$3,234,581	51%	$112,570	3%
North America	4,312,500	56%	3,071,683	49%	1,240,817	40%
Total revenue	$7,659,651	100%	$6,306,264	100%	$1,353,387	21%

          For the nine months ended January 31, 2009, we generated $7,659,651 in revenue compared to $6,306,264 for the nine months ended January 31, 2008. This represents an increase of $1,353,387 or 21% from the same period last year. We generated $5,267,225 in software revenue for the nine months ended January 31, 2009 compared to $4,509,969 for the nine months ended January 31, 2008, representing an increase of $757,256 or 17%. The increase in software revenue was driven by sales to customers of BridgePort and FirstHand that were acquired in February 2008. For the nine months ended January 31, 2009, service revenue was $2,392,426 compared to $1,796,295 for the nine months ended January 31, 2008. The increase of $596,131 in service revenue was primarily due to increase in service revenue from customers of BridgePort and FirstHand acquired in February 2008, and professional services related to implementation of our solutions. International revenue outside of North America grew by 3% during the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, driven by Latin American and European software sales. North American revenue increased 40% for the nine months ended January 31, 2009, compared to the nine months ended January 31, 2008, driven primarily by sales of software and services to customers of BridgePort and FirstHand acquired in February 2008.

Operating Expenses

Cost of Sales

          Cost of sales for the three and nine months ended January 31, 2009 and 2008 were as follows:

	January 31, 2009		January 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$863,573	43%	$771,178	29%	$92,395	12%
Nine months ended	$3,327,619	43%	$1,833,707	29%	$1,493,912	81%

          Cost of sales was $863,573 for the three months ended January 31, 2009 compared to $771,178 recorded for the three months ended January 31, 2008. The increase of $92,395 was primarily attributable to the amortization of intangible assets amounting to $458,870 (January 31, 2008 - $303,931), relating to the acquisitions of BridgePort and FirstHand, partially offset by a reduction in warranty expense of $60,678.

          Cost of sales was $3,327,619 for the nine months ended January 31, 2009 compared to $1,833,707 for the nine months ended January 31, 2008. The increase of $1,493,912 was primarily attributable to the amortization of intangible assets of $1,514,515 (January 31, 2008 – $599,162). The increase in cost of sales was also attributable to increases in personnel and associated wages on account of acquisition of BridgePort and FirstHand, third-party software royalties used with our products, and third-party hardware used with our products, partially offset by employee reductions across our company during the nine months ended January 31, 2009.

Sales and Marketing

          Sales and marketing expenses for the three and nine months ended January 31, 2009 and 2008 were as follows:

	January 31, 2009		January 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$762,398	38%	$1,016,758	39%	($254,360)	(25%	)
Nine months ended	$3,431,062	45%	$2,583,761	41%	$847,301	33%

          Sales and marketing expenses were $762,398 for the three months ended January 31, 2009 compared to $1,016,758 for the three months ended January 31, 2008. The decrease of $254,360 was primarily attributable to the decrease in sales and marketing personnel and associated wages and commissions due to the employee rationalization during August and October 2008.

          Sales and marketing expenses were $3,431,062 for the nine months ended January 31, 2009 compared to $2,583,761 for the nine months ended January 31, 2008. The increase of $847,301 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions due to the acquisitions of FirstHand and BridgePort on February 1, 2008. The increase in costs from employee compensation amounted to approximately $1.18 million, which was partially offset by a reduction of approximately $380,000 in professional services.

Research and Development

          Research and development expenses for the three and nine months ended January 31, 2009 and 2008 were as follows:

	January 31, 2009		January 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,142,497	56%	$1,545,630	59%	($403,133)	(26%	)
Nine months ended	$6,263,594	82%	$3,945,543	63%	$2,318,051	59%

          Research and development expenses were $1,142,497 for the three months ended January 31, 2009 compared to $1,545,630 for the three months ended January 31, 2008. The decrease of $403,133 was primarily attributable to the decrease in research and development personnel and associated wages due to the restructuring and subsequent downsizing in the company during August and October 2008.

          Research and development expenses were $6,263,594 for the nine months ended January 31, 2009 compared to $3,945,543 for the nine months ended January 31, 2008. The increase of $2,318,051 was primarily attributable to increases in research and development personnel and associated wages and non-cash stock based compensation. Research and development personnel were acquired through the acquisitions of FirstHand and BridgePort on February 1, 2008, resulting in an increase of approximately $2.32 million for the nine months ending January 31, 2009. There was also a significant increase in the professional services and consulting expenses of about $300,000.

General and Administrative

          General and administrative expenses for the three and nine months ended January 31, 2009 and 2008 were as follows:

	January 31, 2009		January 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,524,559	75%	$1,589,055	60%	($64,496)	(4%	)
Nine months ended	$5,312,358	69%	$4,145,223	66%	$1,167,135	28%

          General and administrative expenses were $1,524,559 for the three months ended January 31, 2009 compared to $1,589,055 for the three months ended January 31, 2008. The decrease of $64,496 was primarily attributable to a decrease in personnel related costs as a result of restructuring and subsequent downsizing in our company during August and October 2008.

          General and administrative expenses were $5,312,358 for the nine months ended January 31, 2009 compared to $4,145,223 for the nine months ended January 31, 2008. The increase of $1,167,135 was primarily attributable to increase in general and administrative personnel related costs due to acquisition of FirstHand and BridgePort, partly offset by a reduction in costs due to restructuring. Other increases in expenses occurred in professional services, non-cash amortization expenses, as well as office rent, non-cash stock-based compensation and an increase of about $640,000 in allowance for doubtful accounts.

Restructuring Charges

          Restructuring charges for the three months ended January 31, 2009 and 2008 were as follows:

	January 31, 2009			January 31, 2008		Period-to-Period Change
		Percent			Percent		Percent
		of			of		Increase/
	Amount	Revenue		Amount	Revenue	Amount	(Decrease)
Three months ended	$26,268	1%	$	Nil	0%	$26,268	n/a
Nine months ended	$959,264	13%		$182,107	3%	$777,157	n/a

          Restructuring charges for the three months ended January 31, 2009 were $26,268 compared to $nil for the three months ended January 31, 2008. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the integration of the acquisitions of NewHeights, FirstHand and BridgePort.

          Restructuring charges for the nine months ended January 31, 2009 were $959,264 compared to $182,107 for the nine months ended January 31, 2008. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

          Interest income for the three months ended January 31, 2009 was $33,627 compared to $87,707 for the same period in 2008. Interest expense for the three months ended January 31, 2009 was $1,278 compared to $1,258 for the three months ended January 31, 2008.

          Interest income for the nine months ended January 31, 2009 was $83,893 compared to $136,786 for the same period in 2008. Interest expense for the nine months ended January 31, 2009 was $11,713 compared to $689,810 for the nine months ended January 31, 2008. Interest expense for the nine months ended January 31, 2008 included both a cash interest component of $52,228 and a non-cash component of $90,570 relating to the accretion of the discount on our convertible debenture, and $540,200 relating to the expensing of unaccreted debt discount on the date of conversion. On August 2, 2007, in conjunction with the acquisition of NewHeights, our convertible debenture holders converted their existing debentures in the amount of $4,000,000 into 2,000,000 shares of common stock at a conversion price of $2.00 per share.

Liquidity and Capital Resources

          As of January 31, 2009 we had $3,384,110 in cash compared to $6,223,613 at April 30, 2008, representing a decrease of $2,839,503. Our working capital was $2,647,809 at January 31, 2009 compared to $7,645,909 at April 30, 2008, representing a decrease of $4,998,100.

          Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At January 31, 2009, we had cash of approximately $3.4 million and working capital of $2.6 million; however, our management projects that under our current operating plan, we will require approximately $12-14 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, potential employee rationalization beyond the completed employee rationalization and external financing. On July 31, 2008 and October 28, 2008, our company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of grant at an exercise price of US$2.25 per warrant share.

Operating Activities

          Our operating activities resulted in a net cash outflow of $6,263,290 for the nine months ended January 31, 2009. This compares with a net cash outflow of $4,473,575 for the same period last year and represents a $1,789,715 increase in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2009 was primarily a result of a net loss of $11,617,401 compared to a net loss of $6,878,875 for the same period last year. Net cash used in operating activities was primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS 123R of $1,077,085, depreciation of $510,907, and amortization of intangible assets of $1,514,515. A decrease in accounts payable of $765,453 due to the payout of accrued legal and professional fees consumed cash. This use of cash was partially offset by cash provided by a decrease in accounts receivable of $2,827,038 that includes receipt of investment tax credits of $1,061,133.

Investing Activities

          Investing activities resulted in a net cash outflow of $30,854 for the nine months ended January 31, 2009 resulting primarily from a decrease in deposits and other assets. This compares with a net cash inflow of $2,034,906 for the same period last year which resulted primarily from cash acquired on the acquisition of NewHeights, offset by purchases of equipment and increase in other assets consisting of costs related to the NewHeights transaction. At January 31, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $3,752,835 for the nine months ended January 31, 2009 compared to a net cash inflow of $3,502,268 for the same period last year. On July 31, 2008 and October 28, 2008, our company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of grant at an exercise price of US$2.25 per warrant share.

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

New Accounting Pronouncements

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This standard replaces SFAS141 and establishes principles and requirements for an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our company’s consolidated financial statements.

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

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. We are currently evaluating the impact of this statement.

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). We are currently evaluating the impact of this statement.

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

Changes in Internal Control Over Financial Reporting

          During the quarter ended January 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, our company’s internal control over financial reporting.

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

We depend on a mix of revenues and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. Disruptions in financial markets and challenging economic conditions have and may continue to affect our ability to raise capital. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our Form 10-KSB/A filed with the SEC on September 3, 2008, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The current economic environment has adversely affected business spending patterns, which may have an adverse effect on our business.

The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets, and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The challenges we have seen in the United States have expanded overseas. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

We are subject to the credit risk of our customers, which could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to the credit risk of our customers. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

  cause our stock price to decline significantly; and

  lead to the bankruptcy or liquidation of our company.

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

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority of our revenue for the foreseeable future. Broad market acceptance of our software products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve broad market acceptance of our software products as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On November 19, 2008, we issued 50,000 shares of our common stock to a holder of 50,000 exchangeable preferred shares of our subsidiary, 6789722 Canada Inc., exercising the exchange right. The exchangeable preferred shares of 6789722 Canada Inc. were issued in connection with the closing of the Arrangement Agreement among our company, 6789722 Canada Inc. and NewHeights Software Corporation on August 2, 2007. Each exchangeable preferred share of 6789722 Canada Inc. is exchangeable into one share of our common stock at the election of the holder, or, in certain circumstances, our company. The 50,000 shares of common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On December 15, 2008, we granted stock options to two officers and a number of employees to purchase an aggregate of 732,000 shares of our common stock at an exercise price of $0.44 (CDN$0.55) per common share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in the stock option agreements dated December 15, 2008. We issued the stock options to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On March 12, 2009, we issued 279,412 shares of our common stock pursuant to a Settlement Agreement dated October 31, 2008 between our company, CounterPath Technologies Inc. and a former officer of our company. We exercised our right to pay the CDN$142,500 of severance under the Settlement Agreement by way of issuance of 279,412 shares of our common stock at a deemed price of CDN$0.51 per share. The 279,412 shares of our common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          On March 12, 2009, we unilaterally reduced the exercise price of 1,282,111 stock options held by employees and contractors, but not officers and directors, of our company to $0.47 (CDN $0.60) per common share. No other terms of the stock options were changed.

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

10.28	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.29	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (filed herewith).

10.30

Settlement Agreement amongst Greg Pelling, CounterPath Corporation and CounterPath Technologies Inc. dated October 31, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.31	Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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
Donovan Jones
President, Chief Executive Officer & Director
Date: March 12, 2009

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: March 12, 2009