Form 10-K
period 2009-04-30
COUNTERPATH CORP
filed 2009-07-28
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-50346

COUNTERPATH CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-0004161
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3
(Address of principal executive offices)	(Zip Code)

(604) 320-3344
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

*Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $12,576,747 based on a price of $0.90 per share, being the average of bid and ask prices on July 23, 2009 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,409,420 shares of common stock issued and outstanding as of July 23, 2009.

COUNTERPATH CORPORATION
APRIL 30, 2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.        Business.

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

Summary

             Our business focuses on the design, development, marketing and sales of desktop and mobile application software, conferencing server software, gateway server software and related professional services, such as pre and post sales, technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

             Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Telecommunication service providers deploy a VoIP or fixed-mobile convergence service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Original equipment manufacturers combine our applications with additional software and/or services as part of their solution offerings for their customers. Businesses deploy our desktop and mobile applications to enable their workforces to communicate via VoIP and extend their business phone system's features to desktop and mobile devices. End users purchase certain of our desktop applications through our website and are then responsible for selecting their own Internet telephony service provider to allow them to communicate via VoIP.

             Our software uses the session initiation protocol which is a protocol standard for voice, video, instant messaging and presence communication. Certain of our desktop applications can operate on personal computers running Windows 2000, Windows XP, Windows Vista, Mac OS X and Linux operating systems as well as on mobile devices running Symbian, RIM and Windows Mobile operating systems.

             We began selling our desktop applications in 2003 and our mobile applications and gateway software in 2008. Since that time, over 200 customers, in over 50 countries, have purchased our software products where the value of the purchase is at least $10,000. This list includes several of the largest service providers and original equipment manufacturers in the world.

             Our mission is to be the dominant provider of unified communications software applications that enable people to connect, communicate and collaborate using voice, video, messaging and presence on multiple devices, and over both fixed and mobile networks.

             On August 2, 2007, we completed the acquisition of all of the shares of NewHeights Software Corporation, previously a competitor of ours. NewHeights' products included an enterprise focused desktop communication application with business communication features and a conferencing application.

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

             On February 1, 2008, we acquired BridgePort Networks, Inc., previously one of our customers. BridgePort Networks' products enable telecom service providers to extend single-number mobile voice, text, multimedia messaging and video services over the Internet to residential, corporate and Wi-Fi hotspot locations with broadband access.

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

             Our principal executive offices are located at Suite 300, 505 Burrard Street, Vancouver, British Columbia, V7X 1M3. Our telephone number is (604) 320-3344. Our website address is www.counterpath.com. Through a link on the investor relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge. The information contained in our website does not form part of this annual report.

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

Our Software Applications

CounterPath Multi-Media Communications Product Suite

             The CounterPath Multimedia Communicator product suite includes four softphone applications: (1) Bria; (2) eyeBeam; (3) Bria for Microsoft Outlook®; and (4) X-Lite. Bria, eyeBeam, and Bria for Microsoft Outlook are commercial products which we sell on a per seat or subscription basis, while X-Lite is a free version of our desktop softphone application that can be downloaded from our website and connected to any SIP-compliant VoIP service or network and is used by end users wishing to test our product quality at no charge or evaluate a VoIP service or network.

             Our softphone applications include quality of service capabilities on both fixed and wireless networks. This includes the ability to automatically prioritize packets of information during both video and voice calls to ensure that other applications on the host computer and, if supported, on the Internet do not interfere with the quality of the voice or video transmissions. Our softphone applications also enable our customers to monitor audio quality in real-time. Our softphone applications also include security features such as server authentication, signalling encryption enabling confidentiality and integrity protection, as well as confidentiality and integrity protection of media streams through secure real-time transport protocol (SRTP). Secure real-time transport can be used to prevent unwanted monitoring of voice and video communications.

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

•      Bria for Microsoft Outlook®

Bria Add-in for Microsoft Outlook offers a standards-based softphone application with audio which is fully integrated into Microsoft’s widely used Outlook application. The Bria Add-in is easy to install and enables users to expand on Outlook's contact and email features to receive and make calls and use phone features directly from their contact list, emails within the Outlook application.

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

We believe that our free X-Lite softphone serves as a marketing tool for our company as it allows potential customers to test our software. In addition, we believe that making our free softphone widely available to companies which make session initiation protocol (SIP) compliant devices such as Internet based phones, public switched telephone network gateways, softphones, video phones, multipoint conference units, and conference servers, improves our interoperability with these products.

Mobility Suite

             The Mobility Suite offers enterprise mobile unified communications and fixed mobile convergence capabilities for consumer and business users. Enterprise mobile unified communications makes it possible for a smartphone to seamlessly roam between mobile and corporate Wi-Fi networks, and support unified communications tools such as e-mail, presence, instant messaging and contacts, and office desk-phone functions such as extension dialing, call forwarding and call transfer.

             The Mobility Suite is comprised of: (1) a mobile operator targeted offering called the Network Convergence Gateway (NCG); (2) a VoIP operator targeted offering called the Message Convergence Gateway (MCG); and (3) an enterprise targeted, business user offering called the Enterprise Mobility Gateway (EMG) and Bria Mobile client. The NCG was the flagship product of BridgePort Networks which we acquired in February 2008; The MCG was built by the NCG team and released in April 2009 and the EMG was the flagship product of FirstHand Technologies which we acquired in February 2008.

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

The service may be deployed whereby end users load our softphone application onto their personal computer or use a USB key device that contains a subscriber information module (SIM card) found in mobile phones that also includes our softphone application. In the case of the USB key device, the user can insert the device into any personal computer USB port and receive calls over the Internet initiated to their mobile phone number.

Voice Call Continuity

The seamless handover feature of the NCG enables end users to automatically originate or receive voice calls on Wi-Fi networks, and seamlessly pass the call between mobile and broadband networks. Also referred to as voice call continuity, seamless handover is an important capability of fixed mobile convergence.

•      Messaging Convergence Gateway (MCG)

The MCG is a server application that enables VoIP service providers to provide SMS services (receiving and sending of short text messages) for their end users via the mobile network without the need for the VoIP service provider to enter into any agreement with any mobile operator. The MCG application enables end users to send and receive SMS messages from within a SIP enabled phone, specifically our Bria and eyeBeam softphones. This means that VoIP service providers and/or VoIP end users can publish VoIP phone numbers as SMS enabled numbers. This allows the receiving party of an SMS message to be able to identify the sender of the message by the sending parties VoIP phone number. This caller identification feature is a feature that we believe is unique to our MCG product.

•      Enterprise Mobility Gateway (EMG) and Bria Mobile Client

Our Enterprise Mobility Gateway (EMG) and Bria Mobile Client enable unified communications for office workers by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices over Wi-Fi and mobile networks.

Our Bria Mobile Client is a mobile client application for mobile devices including RIM/BlackBerry, Symbian/Nokia, Windows Mobile/Windows Mobile Smartphones and personal digital assistants, providing a mobile interface for accessing enterprise VoIP, unified communications and corporate directory services. In August 2009, CounterPath launched a Bria Mobile web client that offers a subset of the functionality of Bria Mobile clients. Bria Mobile is available in two editions: (1) a single-mode for GSM and CDMA mobile networks; and (2) a dual-mode for GSM and CDMA mobile networks and Wi-Fi networks.

Our EMG application runs on standard server hardware acting as the convergent point between back-office servers such as IP PBXs and Bria Mobile Clients running in a mobile network. The EMG integrates with common enterprise telephony, directory and messaging platforms and securely extends these services to mobile devices.

Developer Products

             In addition to our ready-made VoIP softphone products, we also offer several developer products. These products allow our customers to create customized VoIP communication applications. Our developer products include:

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

•      ActiveX – Web Edition

The ActiveX – Web Edition SDK is a similar application program interface to the COM Edition but can be implemented inside of a web page. The SDK enables customers to incorporate voice, video, instant messaging or presence into an existing Web 2.0 application using Javascript or Java language. Typically, a web page can be voice-enabled using this SDK in a few days with no prior knowledge of telecommunications protocols or VoIP.

Sales and Marketing

             We generate revenue from the sale of our products, any applicable related professional services and support through our sales team, our website and our partners and value added resellers who distribute our products through their independent distribution channels. We typically license our software on a onetime fee per user basis, or on a yearly subscription fee per user basis.

             We focus on selling our software products to companies which provide Internet protocol telephony or mobile services to end users and enterprises. Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to over 200 customers in more than 50 countries where the value of the sale has exceeded $10,000.

             We typically work with our customers to streamline the process of delivering our software to their end users. This includes pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products. Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer's brand. Co-labelling of our products means that the user interface that displays on the computer screen for the end user to see remains as is, but the customer's brand is also placed on the user interface. Private labelling of our products means that the customer can change any and all features of the user interface and can remove all references to our company from the user interface. We receive professional service revenue for configuration and customization of our software.

Significant Customers

             Our largest customers during the year ended April 30, 2009 were Cisco Systems, Inc. and Mitel Networks Corporation, from whom we generated approximately 13% and 12%, respectively, of our total revenue.

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

             As of April 30, 2009, we own our hold the exclusive license to six patents. In addition, we are pursuing 15 in house developed patent applications, one exclusively licensed patent application from Openwave Systems Inc. and six licensed patent applications from Columbia University. Combined, the 22 U.S. patent applications are pending, as well as counterparts pending in other jurisdictions around the world. In March 2009, we were granted patent No. 7,502,615: Handoff for cellular and internet protocol telephony. This patent describes an active call handover mechanism to improve efficiency and end user experience on a dual-mode mobile device.

             We also hold a number of registered trademarks in the United States.

             In addition to the protections described above, we generally control access to, and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws.

             We have acquired certain patent rights from Openwave Systems Inc. including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold exclusive rights to the patent application which is a continuation to previously granted patents that teaches communication methods between mobile and packet networks using a gateway connected to both networks preserving single identity on both networks. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell. We also incorporate a number of third party software programs into our software applications pursuant to license agreements.

             We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in "Risk Factors—We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company."

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

Research and Development

             Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., formerly known as CounterPath Solutions R&D Inc. and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2009 were $7,075,640 (2008: $6,863,235).

After Sales Service and Support

             We sell our software on an as-is basis to end users, and we are not required to update or upgrade the software nor are we responsible for failure of our software to work on our customer's computer network; however, we offer three levels of support to our non-end user customers for a specified percentage of the software license fees. Basic support includes product bug-fixes, nine (9) a.m. to five (5) p.m. Pacific Time (-8GMT), telephone support and email support during the one-year period following the date of sale.

Bug-fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades and our premium support includes extended support and twenty-four hour, seven days per week telephone support. Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions. We currently maintain a support forum on the Internet at www.counterpath.com/support.html and product user manuals are available online at www.counterpath.com.

Warranty

             We warrant that our software will perform substantially in accordance with the materials accompanying the software for a period of 30 days from the date of sale to cover defects in workmanship.

Audio and Video Codecs

             Our softphones are integrated with audio and video codecs, which are provided by third-parties either as free open source software or under license. A codec is a software application that encodes and decodes audio or video data according to a specification. Currently, we provide the following royalty-free audio codecs: G.711u/a, G.722, iLBC, Speex, DVI4, L16 PCM, GSM and BV32. We also provide a number of royalty-bearing audio codecs: G.722.2, G.723.1, G.726, G.729(core), G729(b), and EVRC which are licensed by various third-party patent owners and their representatives. Either we pay, or our customers pay, a license fee when our software incorporates any third-party, royalty-bearing codec(s). Our software video phones incorporate third-party video codecs. We offer the H.263 and H.263+ video codecs, which we have licensed from UB Video Incorporated, and the H.264 video codec, which we have licensed from AT&T Corp. and MPEG LA, L.L.C. At this time, no third party patent holders have required licensing fees for use of H.263 or H.263+ video codecs. The H.264 video codec does have licensing fees, which are licensed by AT&T and MPEG LA.

Competition

             There are numerous developers which compete with our company for market share. To the best of our knowledge, the following describes some of our main competitors:

Related CounterPath Products	Competitor	Target Market
Softphones	Microsoft Corp.	Enterprise, Service provider, mobile
Softphones	Adobe Systems Inc.	Service provider, mobile
Softphones	Movial Corp.	Service provider, mobile
Softphones	eyeP Media SA	Service provider, mobile
Softphones	Global IP Solutions, Inc.	Service provider and original equipment manufacturer
Softphones	Nortel Networks Limited	Enterprise
Softphones/EMG	Avaya Inc.	Enterprise
Softphones/EMG	Siemens AG	Enterprise
EMG	DiVitas Networks, Inc.	Enterprise mobile unified communications providers
EMG	Cisco Systems, Inc.	Enterprise
EMG	Agito Networks, Inc.	Enterprise mobile unified communications providers
EMG	OnRelay Limited	Enterprise mobile unified communications providers

Related CounterPath Products	Competitor	Target Market
EMG & NCG	Tango Networks, Inc.	Enterprise mobile unified communications providers
NCG	Outsmart, Ltd.	Fixed mobile convergence providers
NCG	Huawei Technologies Co., Ltd.	Fixed mobile convergence providers
NCG	Alcatel-Lucent	Fixed mobile convergence providers
NCG	Sonus Networks Inc.	Fixed mobile convergence providers

Government Approval

             We have obtained approval from the United States government to export our software that contains strong encryption technology to certain approved foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

             As of April 30, 2009, we employed 88 people full-time, 24 of whom are engaged in marketing and sales, 25 in research, development, 13 in services and support, 8 in general and administration, and 18 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

             We hire full-time employees and contractors who are authorized to work in the United States through our company as well as our wholly-owned subsidiary, BridgePort Networks, Inc. Our wholly-owned subsidiaries, CounterPath Technologies Inc. and FirstHand Technologies Inc. hire full-time employees and contractors who are authorized to work in Canada.

Item 1A.   Risk Factors.

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

             If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in this Form 10-K, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-K do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

             The current economic environment has adversely affected business spending patterns, which may have an adverse effect on our business.

             The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The challenges we have seen in the United States have expanded overseas. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

Item 1B.     Unresolved Staff Comments.

             Not Applicable

Item 2.        Properties.

             We do not own any property. Our Canadian operations are conducted in three leased offices located in Vancouver and Victoria, British Columbia and Kanata, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Charlestown, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On July 10, 2006, we entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,757 was made. The monthly lease payment under this agreement is $20,478 plus $21,681 in operating costs. These amounts increase as of October 31, 2010 to $23,037 and $21,681, respectively. Our office space is adequate for the operations of our company for the foreseeable future.

Item 3.        Legal Proceedings.

             None.

Item 4.         Submission of Matters to a Vote of Security Holders.

             None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

             Our common stock is quoted on the OTC Bulletin Board and the TSX Venture Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004 and trading on the TSX Venture Exchange on August 25, 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board and the TSX Venture Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC BB and the TSX Venture Exchange, respectively.

Quarter Ended	OTC Bulletin Board (U.S. dollars)		TSX Venture Exchange (Cdn dollars)
	High	Low	High	Low
July 31, 2007(1)	$2.15	$1.55	N/A	N/A
October 31, 2007(1)(2)	$2.70	$1.75	N/A	N/A
January 31, 2008(2)	$2.70	$1.55	N/A	N/A
April 30, 2008(2)(3)	$2.05	$0.10	N/A	N/A
July 31, 2008(3)	$1.80	$1.35	N/A	N/A
October 31, 2008(3)	$1.91	$0.60	$1.95	$0.90
January 31, 2009(3)	$0.87	$0.30	$1.01	$0.32
April 30, 2009(3)	$0.70	$0.10	$0.85	$0.25

(1)	From September 16, 2006 to October 16, 2007, our stock was quoted on the OTC BB under the trading symbol "CTPS".

(2)	From October 17, 2007 to March 18, 2008, our stock was quoted on the OTC BB under the trading symbol "COPA".

(3)	Since March 19, 2008, our stock has been quoted on the OTC BB under the trading symbol "CPAH".

(4)	Since August 25, 2008, our stock has been quoted on the TSX Venture Exchange under the trading symbol "CCV".

             Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

             On July 23, 2009, the shareholders' list of our shares of common stock showed 83 registered shareholders and 29,409,420 shares outstanding.

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

Equity Compensation Plan Information

             The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2009.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,650,768 (1)	$1.13	409,232 (2)
Total	4,650,768	$1.13	409,232

(1)

As of April 30, 2009, we had issued stock options to purchase 392,340 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 4,258,428 shares of our common stock pursuant to our 2005 Stock Option Plan.

(2)

As of April 30, 2009, there were 407,660 underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 1,572 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan.

2004 Stock Option Plan

             On May 18, 2004, our board of directors approved the 2004 stock option plan for employees, directors, officers and consultants of our company and our subsidiaries. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options,” and stock options granted to non-United States residents may receive awards of “options.” The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. We are permitted to issue up to 800,000 shares of our common stock under the 2004 stock option plan.

2005 Stock Option Plan

             On March 4, 2005, our board of directors approved the 2005 stock option plan for our employees, directors, officers and consultants of our company and our subsidiaries. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options,” and stock options granted to non-United States residents may receive awards of “options.” The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. Our board of directors increased the number of shares of our common stock that are issuable under the 2005 stock option plan on the dates and in the amounts as follows:

Date	Number of Shares Issuable	Increased Number of Shares Issuable
January 10, 2006	1,200,000 shares	1,800,000 shares
September 5, 2006	1,800,000 shares	2,400,000 shares
August 2, 2007	2,400,000 shares	3,000,000 shares
February 1, 2008	3,000,000 shares	4,260,000 shares

Employee Share Purchase Plan

             On October 1, 2008, our shareholders approved the employee share purchase plan for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the plan is voluntary. Within the limits of the plan, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 1,500,000 shares of our common stock under the plan. As of April 30, 2009, no shares of our common stock had been issued under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

             None.

Recent Sales of Unregistered Securities

             On May 11, 2009, we issued 50,000 shares of our common stock to a holder of 50,000 exchangeable preferred shares of our subsidiary, 6789722 Canada Inc., exercising the exchange right. The exchangeable preferred shares of 6789722 Canada Inc. were issued in connection with the closing of the Arrangement Agreement among our company, 6789722 Canada Inc. and NewHeights Software Corporation on August 2, 2007. Each exchangeable preferred share of 6789722 Canada Inc. is exchangeable into one share of our common stock at the election of the holder, or, in certain circumstances, our company. The 50,000 shares of common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 6.        Selected Financial Data.

             Not Applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

             Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Customers that we are targeting include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers, (2) original equipment manufacturers serving the telecommunication market, (3) small, medium and large sized businesses and (4) end users.

Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. in February 2008, expanded our product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

             Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies is amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer asset.

             Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

             Research and development expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of our research and development costs have been expensed as incurred.

             General and administrative expense consists primarily of: (a) salaries and personnel costs including stock-based compensation related to our executive, finance, human resource and information technology functions, (b) accounting, legal and regulatory fees and (c) other related overhead.

             Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At April 30, 2009 we have a restructuring accrual for severance of $395,432.

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

             The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the year ended April 30, 2009 was 71.9% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The expected term of options granted during the year ended April 30, 2009 was 3.7 years. For the year ended April 30, 2009, the weighted-average risk free interest rate used was 2.12% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2009 in determining the expense recorded in our consolidated statement of operations.

             Cost of sales and operating expenses include stock-based compensation expense. For the year ended April, 2009, we recorded an expense of $1,443,864 in connection with share-based payment awards. A future expense of non-vested options of $1,248,757 is expected to be recognized over a weighted-average period of 1.15 years.

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

Goodwill and Intangible Assets—Impairment Assessments

             We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing.

If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

             Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2009, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2008.

             We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an other than temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

             Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions.

             The significant adverse change in the business climate in the last six months has affected the value of our intangible assets acquired through the acquisitions of FirstHand and NewHeights. In addition the cash flow losses have exceeded expectations for both the groups of long-lived assets originating from the acquisitions of FirstHand and NewHeights. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets we recorded an impairment charge of $2.72 million consisting of $1.75 million for the intangible assets of NewHeights and $0.97 million for the intangible assets of FirstHand. There was no impairment charge related to the intangible assets for the year ended April 30, 2008.

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

Results of Operations

             Our operating activities during the year ended April 30, 2009 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

	Year Ended April 30,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$6,868,980	70%	$6,437,192	71%	$431,788	7%
Service	2,964,121	30%	2,649,708	29%	314,413	12%
Total revenue	$9,833,101	100%	$9,086,900	100%	$746,201	8%

Revenue by Region
International	$4,141,583	42%	$4,121,121	45%	$20,462	0%
North America	5,691,518	58%	4,965,779	55%	725,739	15%
Total revenue	$9,833,101	100%	$9,086,900	100%	$746,201	8%

             For the year ended April 30, 2009, we generated $9,833,101 in revenue compared to $9,086,900 for the year ended April 30, 2008, representing an increase of $746,201 or 8%. We generated $6,868,980 in software revenue for the year ended April 30, 2009 compared to $6,437,192 for the year ended April 30, 2008, representing an increase of $431,788 or 7%. The increase in software revenue was driven by continued growth in sales of our consumer oriented softphone software as well as new sales of our mobile applications as a result of the acquisitions of BridgePort and FirstHand in February 2008. The increase in revenue for the year ended April 30, 2009 from BridgePort and FirstHand was $392,184 and $870,403 respectively, which was partially offset by a decline in revenue from CounterPath Technologies of $875,847. For the year ended April 30, 2009, service revenue was $2,964,121 compared to $2,649,708 for the year ended April 30, 2008. The increase of $314,413 in service revenue was attributable to the service revenue generated on the applications acquired in the acquisitions of BridgePort and FirstHand. The increase in service revenue for the year ended April 30, 2009 from BridgePort, FirstHand and CounterPath Technologies was $20,600, $247,472 and $90,891 respectively. International revenue outside of North America represented 42% of total revenue for the year ended April 30, 2009 compared to 58% for North American revenues. This compares to international revenues representing 45% of total revenue for the year ending April 30, 2008 compared to 55% for North American revenues. Revenue for the year ended April 30, 2009 from Asia declined by $462,194 resulting in a marginally lower percentage of revenue outside of North America.

Operating Expenses

Cost of Sales

             Cost of sales for the year ended April 30, 2009 and 2008 were as follows:

	April 30, 2009		April 30, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,183,626	43%	$3,089,073	34%	$1,094,553	35%

             Cost of sales was $4,183,626 for the year ended April 30, 2009 compared to $3,089,073 for the year ended April 30, 2008. The increase of $1,094,553 was primarily attributable to an increase in amortization of intangibles amounting to $646,465 and an increase in personnel related expenses of $564,712.

Sales and Marketing

             Sales and marketing expenses for the year ended April 30, 2009 and 2008 were as follows:

	April 30, 2009		April 30, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,147,626	42%	$3,945,290	43%	$202,336	5%

             Sales and marketing expenses were $4,147,626 for the year ended April 30, 2009 compared to $3,945,290 for the year ended April 30, 2008. The increase of $202,336 was primarily attributable to increases in sales and marketing personnel and associated wages and commissions of approximately $825,000 partially offset by a reduction of approximately $620,000 in consultancy services and bonus payouts.

Research and Development

             Research and development expenses for the year ended April 30, 2009 and 2008 were as follows:

	April 30, 2009		April 30, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$7,075,640	72%	$6,863,235	76%	$212,405	3%

             Research and development expenses were $7,075,640 for the year ended April 30, 2009 compared to $6,863,235 for the year ended April 30, 2008. The increase of $212,405 was primarily attributable to increases in research and development personnel and associated wages of $281,298 increase in professional services of $385,208, increase in telephone expenses of $141,006 partially offset by reduction in stock based compensation expense of $212,136 and bonuses of $340,547.

General and Administrative

             General and administrative expenses for the years ended April 30, 2009 and 2008 were as follows:

	April 30, 2009		April 30, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$6,507,332	66%	$6,440,493	71%	$66,839	1%

             General and administrative expenses for the year ended April 30, 2009 were $6,507,332 compared to $6,440,493 for the year ended April 30, 2008. The marginal increase of $66,839 in general and administrative expenses year over year was primarily attributable to increases in stock based compensation expense of $142,027 , increase in wage related costs of $335,769, increase in professional services of $123,869 partially offset by reduction in travel expenses of $167,857, and reduction in bonuses of $311,902.

Restructuring Charges

             Restructuring charges for the years ended April 30, 2009 and 2008 were as follows:

	April 30, 2009		April 30, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$1,565,347	16%	$558,394	6%	$1,006,953	180%

             Restructuring charges for the year ended April 30, 2009 were $1,565,347 compared to $558,394 for the year ended April 30, 2008. Restructuring charges in fiscal year 2009 were attributable to the one time employee termination costs due to the integration of FirstHand and BridgePort which were acquired on February 1, 2008 as well as the settlement amounts with two former officers of our company. Included in the $1,565,347 of restructuring costs were $258,234 paid to one former officer, representing a cash termination cost of $132,428 (CDN 150,000) and non-cash termination cost $125,806 (CDN$142,500) paid by way of the issuance of 279,412 common shares of our company. Also included in the $1,565,347 of restructuring costs were $409,068 representing a termination cost related to a settlement agreement entered into with the other former officer to be paid out over 45 months from March 12, 2009 in equal amounts. We have accrued a remaining amount of $395,432 at April 30, 2009 as a liability. Restructuring charges in fiscal year 2008 were attributable to the one time employee termination costs due to the integration of NewHeights which was acquired on August 2, 2007. We have essentially completed the restructuring plan attributable to the integration of NewHeights, FirstHand and BridgePort.

Interest and Other Income

             Interest income for the year ended April 30, 2009 was $107,931 compared to $125,970 for the year ended April 30, 2008. The decrease in interest income was due to both lower average cash balances during the year ended April 30, 2009 and lower interest rates. Interest expense for the year ended April 30, 2009 was $11,676 compared to $695,961 for the year ended April 30, 2008. Interest expense during fiscal 2009 pertains to all cash interest expense. Interest expense during the year ended April 30, 2008 included both a cash interest component of $52,222 and non-cash components of $90,570 relating to the accretion of the discount on the convertible debenture, as well as $540,200 for the write-off of the remaining balance of unaccreted debt discount on conversion of the existing convertible debenture.

Liquidity and Capital Resources

             As of April 30, 2009, we had $2,931,932 in cash compared to $6,223,613 at April 30, 2008, representing a decrease of $3,291,681. Our working capital was $1,566,483 at April 30, 2009 compared to $7,645,909 at April 30, 2008, representing a decrease of $6,079,426.

             Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At April 30, 2009, we had cash of approximately $2.9 million and working capital of approximately $1.6 million; however, our management projects that under our current operating plan we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements through April 30, 2010. We anticipate that this will be funded through cash flow generated from operations, working capital, potential rationalization beyond the completed employee rationalization and external financing. On July 31, 2008 and October 28, 2008, our company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of grant at an exercise price of US$2.25 per warrant share.

Operating Activities

             Our operating activities resulted in a net cash outflow of $6,535,523 for the year ended April 30, 2009. This compares with a net cash outflow of $10,105,244 for the year ended April 30, 2008, representing a $3,569,721 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2009 was primarily a result of a net loss of $15,838,712 and a decrease in accounts payable of $636,562, partially offset by a decrease in accounts receivable of $3,463,001. The decrease in accounts receivable is attributable to relatively flat year over year revenues and collection of a number of outstanding large receivables during fiscal 2009. The net cash outflow was also offset by non-cash expenses of $2,010,830 for amortization of intangible assets, $2,755,333 for impairment of intangibles, $1,443,864 for stock-based compensation and $590,349 for depreciation and amortization and $242,141 for unearned revenue.

             The net cash outflow from operating activities for the year ended April 30, 2008 of $10,105,244 was primarily a result of a net loss of $12,534,919 and an increase in accounts receivable of $1,362,335, partially offset by a decrease in accounts payable and accrued liabilities of $713,956, non-cash expenses including $1,601,434 for stock-based compensation, $454,916 for unearned revenue, $540,200 for loss on extinguishment of convertible debenture, $440,312 for depreciation and amortization and $90,570 for accretion of convertible debenture discount.

Investing Activities

             Investing activities resulted in a net cash outflow of $99,425 for the year ended April 30, 2009 primarily due to purchase of equipment during the year. This compares with a net cash inflow from investing activities of $9,018,053 primarily from cash acquired as a result of the acquisitions of NewHeights and FirstHand during fiscal 2008. At April 30, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

             Financing activities resulted in a net cash inflow of $3,752,835 for the year ended April 30, 2009 compared to a net cash inflow of $5,481,415 for the year ended April 30, 2008.

             On July 30, 2008, we announced a private placement of up to approximately 3.3 million units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of up to approximately $5 million (CDN$5.1 million). On July 31, 2008 and October 28, 2008, we issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). We incurred $31,604 of transaction costs. Each unit consisted of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share.

             On August 2, 2007, we announced the closing of the acquisition of NewHeights. As part of the transaction, our investors completed an investment of $1.3 million, for 650,000 shares of common stock at $2.00 per share, and entered into subscription agreements to raise an additional $4.2 million through the issuance of 2.1 million shares of common stock at $2.00 per share over five months. These private placements closed on September 30, 2007, November 2, 2007, and February 2, 2008 and March 2, 2008, on which $0.5 million, $1.7 million, $1.0 million and $1.0 million, respectively, was invested at $2.00 per share.

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

             In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for financial statements issued for years beginning after November 15, 2008 and interim periods within those years. We are currently evaluating the impact of this statement.

             In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our company’s financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

             FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share-based payment transactions addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described FAS 128, Earnings per Share. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact of this FASB staff position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

             Not Applicable

Item 8.        Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Corporation:

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $34,318,195 at April 30, 2009 and incurred a net loss for the year then ended of $15,838,712. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

July 23, 2009

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2009	2008
Assets
Current assets:
Cash	$2,931,932	$6,223,613
Accounts receivable (net of allowance for doubtful accounts of $755,114
(2008 - $407,050))	2,524,220	5,409,658
Investment tax credits recoverable	143,334	1,061,133
Prepaid expenses and deposits	310,274	646,679
Total current assets	5,909,760	13,341,083

Deposits	114,267	103,017
Equipment – Note 4	258,442	736,854
Intangible assets (net of accumulated amortization of $3,375,195 (2008 -
$1,364,365)) – Notes 2(b)	2,201,894	8,534,666
Goodwill – Note 2(b)	7,262,701	8,674,990
Other assets	92,101	177,749
Total Assets	$15,839,165	$31,568,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 5	$3,488,001	$4,529,201
Unearned revenue	708,455	936,343
Customer deposits	9,443	85,283
Accrued warranty – Note 2(b)	137,378	144,347
Total current liabilities	4,343,277	5,695,174

Deferred lease inducements	55,016	97,734
Unrecognized tax benefit – Notes 2(b) and 9	98,575	98,575
Total liabilities	4,496,868	5,891,483

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 7
Authorized: 100,000,000
Issued and outstanding: April 30, 2009 – 1; April 30, 2008 – 1	–	–
Common stock, $0.001 par value – Note 8
Authorized: 83,076,900
Issued and outstanding:
April 30, 2009 – 28,832,050; April 30, 2008 – 25,921,797	28,831	25,921
Additional paid-in capital	48,718,444	43,398,849
Accumulated deficit	(34,318,195)	(18,479,483)
Accumulated other comprehensive income (loss) – currency translation
adjustment	(3,086,783)	731,589
Total stockholders’ equity	11,342,297	25,676,876
Liabilities and Stockholders’ Equity	$15,839,165	$31,568,359

Going concern – Note 2
Commitments and contingent liability – Notes 11 and 12

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2009	2008
Revenue – Note 10:
Software	$6,868,980	$6,437,192
Service	2,964,121	2,649,708
Total revenue	9,833,101	9,086,900
Operating expenses:
Cost of sales (includes depreciation of $50,743 (2008 - $136,274) and amortization of intangible assets of $2,010,830 (2008 - $1,364,365) –
Note 2(b))	4,183,626	3,089,073
Sales and marketing	4,147,626	3,945,290
Research and development	7,075,640	6,863,235
General and administrative	6,507,332	6,440,493
Impairment of intangible assets – Note 2(b)	2,755,333	–
Restructuring costs – Note 13	1,565,347	558,394
Total operating expenses	26,234,904	20,896,485
Loss from operations	(16,401,803)	(11,809,585)
Interest and other income (expense), net
Interest income	107,931	125,970
Interest expense	(11,676)	(695,961)
Foreign exchange gain (loss)	466,836	(155,343)
Net loss for the year	(15,838,712)	(12,534,919)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,818,372)	812,169
Comprehensive loss	$(19,657,084)	$(11,722,750)
Net loss per share:
Basic and diluted	$(0.57)	$(0.70)

Weighted average common shares outstanding:	27,886,194	17,808,027

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net loss for the year	$(15,838,712)	$(12,534,919)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	590,349	440,312
Amortization of intangible assets	2,010,830	1,364,365
Impairment of intangible assets	2,755,333	–
Severance paid by issuance of common stock – Note 8	125,806	–
Stock-based compensation – Note 8	1,443,864	1,601,434
Accretion of convertible debenture discount – Note 14	–	90,570
Loss on conversion of convertible debentures – Note 14	–	540,200
Foreign exchange (gain) loss	(466,836)	155,343
Changes in assets and liabilities:
Accounts receivable	3,463,001	(1,362,335)
Prepaid expenses and deposits	306,706	(257,425)
Accounts payable and accrued liabilities	(636,562)	(713,956)
Decrease (increase) in other assets	35,648	(23,995)
Unearned revenue	(242,141)	454,916
Customer deposits	(75,840)	79,668
Warranty payable	(6,969)	60,578
Net cash used in operating activities	(6,535,523)	(10,105,244)

Cash flows from investing activities:
Cash acquired on acquisitions, net of transaction costs	–	9,077,780
Purchase of equipment	(71,145)	(51,953)
Deposits	(28,280)	(7,774)
Net cash provided by (used in) investing activities	(99,425)	9,018,053

Cash flows from financing activities:
Common stock issued	3,752,835	5,506,832
Decrease in due to related parties	–	(25,417)
Net cash provided by financing activities	3,752,835	5,481,415

Foreign exchange effect on cash	(409,568)	149,169

Increase (decrease) in cash	(3,291,681)	4,543,393

Cash, beginning of the year	6,223,613	1,680,220
Cash, end of the year	$2,931,932	$6,223,613

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,676	$52,222
Taxes	$–	$–
Common stock and stock options issued in connection with the
acquisition of NewHeights Software Corporation	$–	$15,477,343
Common stock and stock options issued in connection with the
acquisition of FirstHand Technologies Inc.	$–	$11,981,151
Common stock issued for severance	$125,806	–
Convertible debentures converted into common stock	$–	$4,000,000

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2009 and 2008
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance May 1, 2007	7,588,197	$7,588	–	$–	$4,850,422	$(5,872,151)	$(80,580)	$(1,094,721)

Shares issued:
Acquisition of NewHeights – Note 3	7,680,168	7,680	–	–	15,169,181	–	–	15,176,861
Acquisition of FirstHand – Note 3	5,900,014	5,900	–	–	11,881,661	–	–	11,887,561
Conversion of debentures – Note 14	2,000,000	2,000	–	–	3,998,000	–	–	4,000,000
Private placements – Note 3	2,750,000	2,750	–	–	5,497,250	–	–	5,500,000
Exercise of stock options	3,418	3	–	–	6,829	–	–	6,832
Fair value of vested stock options exchanged
– Note 3	–	–	–	–	394,072	–	–	394,072
Shares issued: Preferred	–	–	1	–	–	–	–	–
Stock-based compensation – Note 8					1,601,434	–	–	1,601,434
Net loss for the year	–	–	–	–	–	(12,534,919)	–	(12,534,919)
Foreign currency translation adjustment							812,169	812,169
Cumulative-effect adjustment – Note 2(b)	–	–	–	–	–	(72,413)		(72,413)
Balance, April 30, 2008	25,921,797	25,921	1	–	43,398,849	(18,479,483)	731,589	25,676,876

Shares issued:
Private placements – Note 8	2,530,841	2,531	–	–	3,750,304	–	–	3,752,835
Issued for severance – Note 8	279,412	279	–	–	125,527	–	–	125,806
Exchange of subsidiary preferred shares –
Note 7	100,000	100	–	–	(100)	–	–	–
Stock-based compensation - Note 8	–	–	–	–	1,443,864	–	–	1,443,864
Net loss for the year	–	–	–	–	–	(15,838,712)	–	(15,838,712)
Foreign currency translation adjustment	–	–	–	–	–	–	(3,818,372)	(3,818,372)
Balance, April 30, 2009	28,832,050	$28,831	1	$–	$48,718,444	$(34,318,195)	$(3,086,783)	$11,342,297

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America and the TSX Venture Exchange in Canada.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2009, the Company has not yet achieved profitable operations and had an accumulated deficit of $34,318,195 since incorporation and incurred a net loss for the year ended April 30, 2009 totalling $15,838,712. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Under its current operating plan the Company will require approximately $11-13 million to fund ongoing operations and working capital requirements through April 30, 2010. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 8, and to increase revenues and decrease costs from operations.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements have, been properly prepared within the framework of the significant accounting policies as follows:

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

Revenue Recognition:

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

COUNTERPATH CORPORATION
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

With the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2009 and April 30, 2008 using the assumptions more fully described in Note 8.

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

COUNTERPATH CORPORATION
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

Restructuring Costs:

The Company accounts for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company’s restructuring costs for its post acquisition activities are more fully described in Note 13.

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

The intangible assets of NewHeights are reported at acquisition cost and include amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer asset of $2,283,908 (CDN$2,431,500). The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

The intangible assets of FirstHand are reported at acquisition cost and include amounts initially allocated to acquired technologies of $2,804,700 (CDN$2,804,700) and customer asset of $587,000 (CDN$587,000). The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management’s estimate of the future cash flows from this asset over approximately five years, which is Management’s estimate of the useful life of the customer asset.

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

The expected amortization to be recorded for years ended April 30, 2009 to 2013 of the acquired technologies and customer asset is as follows:

	NewHeights	FirstHand	BridgePort	Total

2010	$433,588	$268,595	$75,055	$777,238
2011	358,061	268,595	93,776	720,432
2012	170,421	429,863	70,528	670,812
2013	$33,412	$–	$–	$33,412

In accordance with SFAS 144, the Company performed an assessment as of April 30, 2009, and determined that the significant adverse change in the business climate in the last six months has affected the value of the Company’s intangible assets acquired through the acquisitions of FirstHand and NewHeights. In addition the cash flow losses have exceeded expectations for both of the groups of long-lived assets originating from those acquisitions. The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the asset group was greater than the undiscounted cash flows, indicating impairment. The Company performed step two of the impairment test and determined there was a partial impairment of its intangible assets reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets using discounted cash-flow analysis. As a result, the Company recorded an impairment charge of $2,755,333 related to the intangible assets (2008 - $nil).

A summary of the Company’s intangible assets, net, at April 30, 2009 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$5,796,494	$2,751,326	$1,636,114	$1,409,054
Customer assets	2,535,928	623,869	1,119,219	792,840
Intangible assets, April 30, 2009	$8,332,422	$3,375,195	$2,755,333	$2,201,894

A summary of the Company’s intangible assets, net at April 30, 2008 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,875,876	$1,153,484	$–	$5,722,392
Customer assets	3,023,155	210,881	–	2,812,274
Intangible assets, April 30, 2008	$9,899,031	$1,364,365	$–	$8,534,666

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $755,114 at April 30, 2009 (2008 - $407,050). Bad debt expense for the year ended April 30, 2009 was $594,589 (2008 - $350,234).

The Company evaluates, on a periodic basis, the collectibility of its accounts receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company.

COUNTERPATH CORPORATION
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

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2009 and 2008 were as follows:

	Years Ended April 30,
	2009	2008

Balance, beginning of year	$144,347	$83,769
Provision	(6,969)	60,578
Balance, end of year	$137,378	$144,347

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Financial Instruments:

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, customer deposits and accrued warranty approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

COUNTERPATH CORPORATION
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

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)”. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

The cumulative effect of adopting FIN 48 of $72,413 was recorded as an increase to accumulated deficit on May 1, 2007.

Comprehensive Loss:

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share", and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable shares of common stock of the Company (Note 7) for the period or portion of the period that this security is outstanding.

SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2009, loss per share excludes 6,916,189 (April 30, 2008 – 4,794,263) potentially dilutive common shares (related to stock options and warrants) as their effect was anti- dilutive.

Investment tax credits:

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely not that the tax credits will be realized.

Goodwill:

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

b)	Significant Accounting Policies – (cont’d)

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008 (Note 3). Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2009 (April 30, 2008) was $5,540,968 (CDN$6,704,947) and $1,721,733 (CDN$2,083,752), respectively. During the fourth quarter of its fiscal year ended April 30, 2009, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the Company’s market capitalization and transaction values of comparable companies as at April 30, 2009. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2009 (2008 - $nil).

c)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

d)	New Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for financial statements issued for years beginning after November 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern ' (cont’d)

d)	New Accounting Pronouncements – (cont’d)

FASB Staff Position (“FSP”) EITF 03-06-1, “Participating securities and instruments granted in share-based payment transactions” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described FAS 128, Earnings per Share. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of this FASB staff position.

Note 3	Business Combinations

a)	NewHeights Software Corporation

On August 2, 2007, the Company acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable into 369,836 shares of common stock of the Company. Upon closing, the Company’s convertible debenture holders converted their existing debentures in the amount of $4 million into 2 million shares of common stock pursuant to the terms of the convertible debenture agreement (Note 14). In addition, the Company completed private placements of $1.3 million, $0.5 million and $1.7 million on August 2, 2007, September 30, 2007 and November 2, 2007, respectively, issuing a total of 1.75 million shares of common stock at $2.00. The Company also entered into subscription agreements with investors to raise an additional $2.0 million through the issuance of one million shares of common stock at $2.00 per share, which private placements were completed on February 2, 2008 and March 2, 2008, respectively.

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

The Company acquired NewHeights to gain access to NewHeights’ technology and customer base. NewHeights has a portfolio of standards based software applications aimed at simplifying and enhancing real-time communications over the Internet. The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Any goodwill allocated on the acquisition is not be deductible for tax purposes. The Company’s consolidated statements of operations and comprehensive loss include the operating results of NewHeights from August 2, 2007, the date of acquisition. The functional currency of NewHeights is the Canadian dollar, hence, the values of the assets and liabilities of NewHeights including goodwill will fluctuate with changes in exchange rates.

The following table summarizes the allocation of the purchase price and related transaction costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,634,910
Other current assets	1,563,127
Accounts payable and accrued liabilities	(944,981)
Equipment	261,092
Acquired technologies	3,454,839
Customer asset	2,283,908
Goodwill	6,339,717
Other assets	2,276
Total net assets acquired	$15,594,888
Consideration:
Purchase price - fair value of shares issued	$15,176,861
Fair value of the surrendered options of NewHeights	300,482
Transaction costs	117,545
Total	$15,594,888

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Business Combination ' (cont’d)

a)	NewHeights Software Corporation – (cont’d)

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

The equipment acquired in the acquisition of NewHeights primarily consists of computer equipment, furniture and fixtures and have been recorded at fair value, which approximates net book value. These assets are amortized on the basis of declining balances. The acquired technologies and customer asset represent finite life intangible assets. The customer asset represents a relationship with an existing customer of NewHeights. The acquired technologies will be amortized based on their estimated useful life of four years and the customer asset will be amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer asset.

b)	FirstHand Technologies Inc.

On February 1, 2008, the Company acquired all of the shares of FirstHand Technologies Inc. (“FirstHand”) through the issuance of 5,900,014 shares of the Company’s common stock. Concurrent with the transaction, the Company issued 279,126 replacement employee options to former optionees of FirstHand. Included in the year ended April 30, 2008 statement of operations is a $71,142 compensation charge (being the incremental fair value of the vested options) recorded in association with the issuance of these options $4,754, $9,273, $21,571 and $35,544 being allocated to cost of sales, sales and marketing, research and development and general and administration, respectively.

The Company acquired FirstHand to gain access to FirstHand’s technology and customer base. FirstHand develops and markets mobile telecommunication software applications aimed at the enterprise market.

The Company accounted for the acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Any goodwill allocated on the acquisition is not be deductible for tax purposes. The Company’s consolidated statements of operations and comprehensive loss include the operating results of FirstHand from February 1, 2008, the date of acquisition. The functional currency of FirstHand is the Canadian dollar, hence, the values of the assets and liabilities of FirstHand including goodwill will fluctuate with changes in exchange rates.

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

COUNTERPATH CORPORATION
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

The equipment acquired in the acquisition of FirstHand primarily consists of computer equipment, furniture and fixtures and have been recorded at fair value, which approximates net book value. These assets are amortized on the basis of declining balances. The acquired technologies and customer asset represent finite life intangible assets. The customer asset represents a relationship with an existing customer of FirstHand. The acquired technologies and customer asset are amortized based on their estimated useful life of four years.

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

d)	The following table presents unaudited pro forma results of operations for the year ended April 30, 2008, as if the acquisitions of NewHeights, FirstHand and BridgePort had occurred on May 1, 2007:

Year Ended
April 30, 2008

Revenue	$11,539,566
Net loss for the year	$(21,007,272)
Net loss per share:
Basic and diluted	$(0.84)

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 4	Equipment

		April, 30 2009
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$636,993	$623,735	$13,258
Computer software	726,908	696,252	30,656
Leasehold improvements	183,498	108,824	74,674
Office furniture	230,459	107,554	122,905
Websites	49,915	32,966	16,949
	$1,827,773	$1,569,331	$258,442

		April, 30 2008
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$623,571	$347,955	$275,616
Computer software	724,631	558,949	165,682
Leasehold improvements	167,007	52,467	114,540
Office furniture	225,713	45,403	180,310
Websites	24,915	24,209	706
	$1,765,837	$1,028,983	$736,854

Note 5	Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at April 30, 2009 and 2008 are comprised of the following:

	April 30,
	2009	2008

Accounts payable – trade	$1,024,719	$1,094,207
Accrued commissions	38,554	278,619
Accrued vacation	377,357	633,698
Codec royalties	709,290	765,708
Research fees	626,941	402,027
Accrued severance – Note 11(c)	395,432	–
Other accrued liabilities	315,708	1,354,942
	$3,488,001	$4,529,201

Note 6	Related Party Transactions

During the years ended April 30, 2009 and 2008, the Company incurred the following lease expense to a company with a director in common with the Company and interest expenses to a company controlled by the spouse of a significant shareholder of the Company:

		Years Ended
		April 30,
		2009	2008
Interest on convertible debenture	$	Nil	$40,000
Lease payment		$3,446	$78,719

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Related Party Transactions – (cont’d)

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

The Company’s software license revenue for the year ended April 30, 2009, pursuant to the terms of these agreements, was $1,225,757 (2008 - $2,026,557).

As at April 30, 2009, the Company has an accounts receivable balance from Mitel of $155,208 (April 30, 2008 - $1,177,000). During the year ended April 30, 2009, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $277,451 (2008 - $71,500) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at April 30, 2009, the Company had an accounts payable balance to KRP of $13,210 (April 30, 2008 - $2,656).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 7	Exchangeable Shares

On August 2, 2007, the Company entered into a voting and exchange trust agreement among its subsidiary, 6789722 Canada Inc., and Valiant Trust Company whereby the Company issued and deposited with Valiant Trust a special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee from time to time for and on behalf of the registered holders of the preferred shares of 6789722 Canada Inc. Each preferred share of 6789722 Canada Inc. is exchangeable into one share of common stock of the Company at the election of the shareholder, or, in certain circumstances, of the Company.

On October 9, 2008, and November 19, 2008, the Company issued 50,000 shares each totaling to 100,000 shares of common stock pursuant to a holder of 100,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. There were 269,841 outstanding exchangeable shares as of April 30, 2009 (April 30, 2008 - 369,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On April 11, 2008, certain officers, directors and affiliates of the Company entered into an escrow agreement with the TSX-V whereby a total of 11,481,635 shares of common stock in the Company were deposited into escrow with Valiant Trust acting as escrow agent as a condition to listing of the Company’s shares of common stock on the TSX-V. The shares are released as to 25% upon entering in to the agreement and 25% on each date that is 6, 12 and 18 months from the date of the escrow agreement. As of April 30, 2009, 8,611,226 shares of common stock had been released from escrow.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

On July 30, 2008, the Company announced a private placement of up to approximately 3.3 million units at a price of $1.50 (CDN$1.54) per unit for gross proceeds of up to approximately $5 million (CDN$5.1 million). On July 31, 2008 and October 28, 2008, the Company issued 2,433,439 units and 97,402 units, respectively, at a price of $1.50 (CDN$1.54) per unit for gross proceeds of $3,784,439 (CDN$3,897,497). The Company incurred $31,604 of transaction costs. Each unit consists of one share of common stock in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant shall entitle the holder thereof to purchase one share of common stock in the capital of the Company for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share. Certain officers and directors of the Company subscribed for 759,559 units at a price of $1.50 (CDN$1.54) per unit, including warrants entitling the holders thereof to purchase one share of common stock in the capital of the Company for a period of two years commencing from the date of issue at an exercise price of $2.25 per warrant share for gross proceeds of $1,142,306 (CDN$1,169,721). As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of the Company’s common stock on the date of the transaction and included one-half of one common share purchase warrant, the Company recorded a compensatory charge to general and administrative expenses for the year ended April 30, 2009 of $195,293.

On March 12, 2009, the Company issued 279,412 shares in lieu of severance of $125,806 (CDN$142,500) to an officer of the Company as part of a settlement agreement.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model. The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment, as amended by SAB No. 110 on January 1, 2008. The simplified method was used because the Company does not have sufficient detailed information about employee exercise behavior . For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2009 and 2008 in determining the expense recorded in the accompanying consolidated statement of operations.

On August 2, 2007, the Company issued 857,701 stock options to former optionees of NewHeights Software Corporation (“NewHeights”) to replace their existing options. The replacement options were granted at $2.00 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered NewHeights options of $300,482 was included in the purchase price of NewHeights and a compensation charge of $388,786 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options. On February 2, 2008, the Company issued 279,126 stock options to former optionees of FirstHand Technologies Inc. (“FirstHand”) to replace their existing options. The replacement options were granted at $1.90 per share and generally vest in the amount of 33.3% after each of three years from the original date of grant at which time the options are fully vested. The fair value of the surrendered FirstHand options of $93,590 was included in the purchase price of FirstHand and a compensation charge of $71,142 (being the incremental fair value of the options which have vested) was recorded in the statement of operations in association with the issuance of these options.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

On March 12, 2009, the Company reduced the exercise price of 1,282,711 employee incentive stock options to $0.47 (CDN $0.60) per common share for all of its employees and contractors holding stock options, other than for its officers and directors. In accordance with SFAS No. 123R the Company measured the new fair value of the repriced options and also revalued the original options as of the date of modification. The excess fair value of the repriced options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the repriced options is approximately $191,425 of which $139,281 has been recognized to the statement of operations on the transaction date with $52,144 to recognize over the remaining service period of the repriced options.

The weighted-average fair value of options granted during the year ended April 30, 2009 and 2008 were $0.44 and $0.94 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2009	April 30, 2008
Risk-free interest rate	2.12%	3.62%
Expected volatility	71.9%	67.0%
Expected term	3.7 yrs	3.6 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.44	$0.94

The following is a summary of the status of the Company’s stock options as of April 30, 2009 and the stock option activity during the year ended April 30, 2009:

		Weighted-
		Average
	Number of	Exercise Price
	Options	per Share

Outstanding at April 30, 2007	2,693,620	$2.30
Granted	410,645	$1.87
Issued to NewHeights’ former optionees	857,701	$2.00
Issued to FirstHands’ former optionees	279,126	$1.90
Exercised	(3,418)	$2.00
Forfeited / Cancelled	(406,691)	$1.90
Expired	(36,720)	$2.00
Outstanding at April 30, 2008	3,794,263	$2.20
Granted	2,146,000	$0.85
Forfeited / Cancelled	(1,116,440)	$1.84
Expired	(173,055)	$2.00
Outstanding at April 30, 2009	4,650,768	$1.13

Exercisable at April 30, 2009	2,474,207	$1.41
Exercisable at April 30, 2008	2,360,979	$2.30

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of April 30, 2009:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	615,000	$153,750	December 15, 2013	–	$–
$0.47	1,279,611	281,514	July 21, 2009 to September 26, 2016	972,936	214,046
$0.62	850,000	59,500	April 17, 2014	–	–
$1.75	250,000	–	May 14, 2013	57,291	–
$1.85	4,873	–	February 2, 2013	4,873	–
$1.90	79,218	–	March 8, 2015 to January 25, 2017	79,218	–
$1.95	812,100	–	September 7, 2010 to January 10, 2016	721,651	–
$2.00	355,549	–	August 20,2009 to March 18, 2015	355,549	–
$2.15	240,000	–	September 7, 2016	155,000	–
$3.05	164,417	–	May 23, 2016	127,689	–

April 30, 2009	4,650,768	$494,764		2,474,207	$214,046

April 30, 2008	3,794,263	$17,333		2,360,979	$7,635

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.69 per share as of April 30, 2009 (April 30, 2008 – $1.80), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2009 was 972,936 (April 30, 2008 – 43,021). The total intrinsic value of options exercised during the year ended April 30, 2009 was $nil (2008 – $nil). The grant date fair value of options vested during the year ended April 30, 2009 was $3,511,509 (April 30, 2008 – $1,817,972).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2009:

		Weighted Average
	Number of Options	Grant-Date Fair Value

Non-vested options at April 30, 2007	1,760,733	$1.60
Granted	1,547,472	$0.94
Vested	(1,563,364)	$1.16
Forfeited	(311,423)	$1.21
Expired	(134)	$0.44
Non-vested options at April 30, 2008	1,433,284	$1.48
Granted	2,146,000	$0.45
Vested	(876,511)	$1.47
Forfeited	(526,212)	$1.04
Non-vested options at April 30, 2009	2,176,561	$0.64

As of April 30, 2009 there was $1,248,757 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.15 years.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2009 and 2008 are as follows:

	Years Ended
	April 30,
	2009	2008

Cost of sales	$84,586	$107,004
Sales and marketing	143,693	208,736
Research and development	273,441	485,577
General and administrative	942,144	800,117
Total stock-based compensation	$1,443,864	$1,601,434

Warrants

During the year ended April 30, 2009, the Company issued 1,216,720 warrants on July 31, 2008 and 48,701 warrants on October 28, 2008 as part of a unit offering. The fair value of the stock purchase warrants granted was $394,372. The warrants enable the holders the right to purchase up to 1,265,421 shares of the Company’s common stock, exercisable for two years from the date of issue. The assumptions utilized to determine such values are presented in the following table:

Year Ended
April 30, 2009

Risk-free interest rate	1.58% - 2.52%
Expected volatility	48.54% - 66.34%
Expected term	2 yrs
Dividend yield	0%
Weighted average fair value per warrant	$0.31 - $0.44

The following table summarizes information regarding the warrants outstanding as of April 30, 2009.

	Number of	Weighted Average
	Options	Exercise Price	Expiry Dates
Warrants at April 30, 2008	1,000,000	$4.00	November 30, 2009
Granted	1,265,421	$2.25	July 31, 2010 to October 24, 2010
Warrants at April 30, 2009	2,265,421	$3.04

Employee Stock Purchase Plan

As of February 1, 2009 the Company offers the Employee Stock Purchase Plan (“ESPP”) to all regular salaried (non-probationary) employees. Shares issued to employees as a result of purchases or exercises under these plans will generally be issued from shares held in treasury.

Under the terms of the ESPP all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 1,500,000 shares have been reserved for issuance under the ESPP. As of April 30, 2009, a total of 1,500,000 shares were available for issuance under the ESPP. During the years ended April 30, 2009 and 2008, no shares were sold to employees under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2009	2008
Tax loss carry forwards	$10,975,000	$10,253,000
Equipment	871,000	1,073,000
Undeducted research and development expenses	2,199,000	2,697,000
Investment tax credits	951,000	1,075,000
Undeducted financing costs	24,000	7,000
Cumulative unrealized foreign exchange gain	(251,000)	(272,000)
Acquired technology and other intangibles	(487,000)	(2,400,000)
Valuation allowance established by management	(14,282,000)	(12,703,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the US federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2009	2008
Benefit from net loss, at US rates	$(5,385,000)	$(4,262,000)
Foreign loss at other than US rates	205,000	(43,000)
Non-deductible expenses	17,000	56,000
Non-deductible stock option compensation	491,000	544,000
Non-deductible loss on extinguishment of debt	–	184,000
Adjustment of valuation allowance	–	(129,000)
Effect of reduction in foreign statutory rates	832,000	–
Foreign exchange losses on revaluation of deferred tax balances	1,851,000	–
Expiry of non-operating losses	410,000	–
Increase in valuation allowance	1,579,000	3,650,000
Income tax expense for year	$–	$–

The tax benefit of net operating losses carried forward and the associated valuation allowance was increased by $nil (2008 -$7,856,000) representing the tax effect of losses which were acquired with the acquisitions during the year ended April 30, 2008.

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

As at April 30, 2009, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States – US$	$12,950,000		2026 – 2029
Canada – CDN$	$25,000,000	*	2009 – 2029

* These losses are subject to tax legislation that limits the use of the losses against future income of the Company's Canadian subsidiaries.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes – (cont’d)

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)”. The Company is subject to taxation in the U.S., Canada, the U.K. and Japan. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2009 and April 30, 2008 were as follows:

	Years Ended
	April 30,
	2009	2008
Balance at beginning of year	$98,575	$72,413
Increases related to prior year tax positions (interest and penalties)	–	26,162
Balance at end of year	$98,575	$98,575

Note 10	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2009 and 2008:

	Years Ended
	April 30,
	2009	2008
North America	$5,691,518	$4,965,779
Europe	2,594,871	2,414,002
Asia	817,987	348,728
Central and South America	728,725	1,280,181
Other	–	78,210
	$9,833,101	$9,086,900

Contained within the results of North America for the year ended April 30, 2009 are revenues from the United States of $4,373,763 (2008 - $2,916,798) and from Canada of $1,317,755 (2008 - $2,048,981).

Contained within the results of Europe for the year ended April 30, 2009 are revenues from Germany of $663,609 (2008 - $335,282), the United Kingdom of $659,637 (2008 - $882,770), Denmark of $319,124 (2008 - $76,830), and Portugal of $161,954 (2008 - $nil).

Contained within the results of Central and South America for the year ended April 30, 2009 are revenues from Mexico of $238,730 (2008 - $916,793), Brazil of $176,168 (2008 - $82,352), Argentina of $73,124 (2008 - $41,573), and the Dominican Republic of $66,310 (2008 - $137,309).

Contained within the results of Asia for the year ended April 30, 2009 are revenues from Japan of $249,806 (2008 - $16,105), China of $206,956 (2008 - $21,254), and India of $121,114 (2008 - $43,787).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	April 30,
	2009	2008

Canada	$9,793,247	$17,877,198
United States	21,891	247,061
Total	$9,815,138	$18,124,259

Revenue from significant customers for the years ended April 30, 2009 and 2008 is summarized as follows:

	Years Ended
	April 30,
	2009	2008

Customer A	13%	4%
Customer B	12%	23%
	25%	27%

Accounts receivable balances for Customer A were $323,285 as at April 30, 2009 (April 30, 2008 - $432,019). Accounts receivable balances for Customer B were $155,208 as at April 30, 2009 (April 30, 2008 - $1,177,000).

Note 11	Commitments

a)

On June 28, 2005, the Company entered into a software development consulting agreement extension, which commenced on June 30, 2006 and expires June 30, 2009. The payment schedule is tied to specific milestones as they are completed and requires total payments of $109,000 in fiscal year 2009 and $109,000 in fiscal year 2010.

b)

On March 14, 2008 the Company entered into a lease for office space which commenced on April 1, 2008 and expired on March 31, 2009. On February 5, 2009, the Company entered into an extension agreement on this lease which commences on April 1, 2009 and expires on September 30, 2009. The monthly lease payment under the extension agreement is $2,576.

c)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay at total of $409,068 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months.

d)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $8,205 was made. The monthly lease payment under this agreement is $8,205 plus $6,552 in operating costs. Currently, the Company is subleasing a part of these premises for a monthly charge of $6,575. The sub lease commenced on August 1, 2007 and expires on September 30, 2012.

e)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commences on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $5,505. The previous extension of this lease was entered into on February 15, 2005. It commenced on April 1, 2005 and expired on March 31, 2010. The monthly lease payment under this agreement was $10,087 plus $17,425 in operating costs. This monthly lease increased to $11,348 on April 1, 2009.

f)

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Commitments – (cont’d)

Commencing on the one year anniversary date of the of the termination or expiration of the Amended Research Agreement, the Company shall be required to pay a minimum annual royalty of $100,000 to Columbia University net of any royalties paid to Columbia University under the Amended Omnibus Agreement.

Total payable over the term of the agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Sub Lease	Total Office	Settlement
	Related Party	Unrelated Party	Income	Leases	Agreement
2010	$66,062	$711,309	$(78,897)	$698,474	$109,085
2011	66,062	653,944	(78,897)	641,109	109,085
2012	66,062	364,277	(78,897)	351,442	109,085
2013	–	73,786	(32,874)	40,912	68,178
	$198,186	$1,803,316	$(269,565)	$1,731,937	$395,433

Note 12	Contingent Liability

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

Note 13	Restructuring

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $1,565,347 (2008 – $558,394). Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

	Years Ended April 30,
	2009	2008

Balance, beginning of year	$–	$–
Provision	1,565,347	558,394
Settlement	1,169,915	(558,394)
Balance, end of year	$395,432	$–

Note 14	Convertible Debentures

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

	Face Amount	Discount	Carrying Value
Balance, April 30, 2007	$4,000,000	$630,770	$3,369,230
Accretion of debt discount to date of conversion	-	(90,570)	90,570
Conversion of debentures on August 2, 2007	(4,000,000)	(540,200)	(3,459,800)
Balance, April 30, 2008 and 2009	$-	$-	$-

During the years ended April 30, 2009 and 2008, the Company recorded an accretion expense of $nil and $90,570 respectively on this discount.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 15	Subsequent Events

(a)

On May 11, 2009, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange will be $nil.

(b)

On June 24, 2009 the Company entered into foreign currency forward contracts totaling to $1 million to sell US dollars and buy Canadian dollars. The contracts of $500,000 each expire on September 30, 2009 and March 31, 2010 respectively.

(c)

On July 17, 2009, in connection with a research agreement and omnibus agreement under which the Company licensed certain technologies from Columbia University (Note 11(f)), the Company entered into a debt conversion agreement and an amended omnibus agreement with The Trustees of Columbia University (“Columbia”), whereby as a result of the restructuring of certain terms and obligations of the existing research and licensing agreements, the Company issued 527,370 shares of common stock to Columbia to settle all outstanding amounts due to Columbia under such agreements and rights to certain technologies have reverted back to Columbia. The common stock was issued at $0.75 (CDN$0.84) per share.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

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

             In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that subject to the inherent limitations noted in Part II, Item 9A(T) as of April 30, 2009, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

             Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting are effective as of April 30, 2009.

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

Changes in Internal Control Over Financial Reporting

             During the year ended April 30, 2009, we added additional administrative staff in order to provide greater segregation of duties within our transaction processing system. In addition, we determined that greater segregation of duties amongst our existing administrative staff is feasible and implemented processes to segregate duties in various administrative functions effecting financial reporting. Aside from changes resulting from reassigning duties among staff, there were no other changes in our internal control over financial reporting.

Item 9B.      Other Information.

             None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Donovan Jones(1) British Columbia, Canada	President, Chief Executive Officer, Director	40	April 24, 2006
David Karp British Columbia, Canada	Chief Financial Officer, Treasurer, Secretary	44	September 7, 2006
Terence Matthews Ontario, Canada	Chairman of the Board, Director	66	August 2, 2007
Mark Bruk(2) British Columbia, Canada	Vice-Chairman of the Board, Director	50	April 27, 2004
Owen Matthews(3) British Columbia, Canada	Vice-Chairman of the Board, Director	37	August 2, 2007
Peter Charbonneau(4) Ontario, Canada	Director	55	October 1, 2008
Chris Cooper(3)(4) British Columbia, Canada	Director	39	August 17, 2005
William Jin(4) Ontario, Canada	Director	40	October 1, 2008
Greg Pelling(5) Ontario, Canada	Director	50	August 2, 2007
Larry Timlick(3)(6) British Columbia, Canada	Director	52	June 17, 2005

(1)	Appointed President and Chief Operating Officer on April 24, 2006, Director on June 1, 2007 and President and Chief Executive Officer on April 30, 2008.
(2)	Chief Executive Officer between April 27, 2004 and August 2, 2007.
(3)	Member of our Compensation Committee.
(4)	Member of our Audit Committee.
(5)	Appointed Chief Executive Officer on August 2, 2007 until April 30, 2008 and Chief Strategy Officer between April 30, 2008 and February 11, 2009.
(6)	Appointed interim President between June 2005 and August 2005.

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

David Karp

             Mr. Karp has been our Chief Financial Officer since September 2006. Mr. Karp became Treasurer and Corporate Secretary on November 3, 2006. From May 2004 to August 2006, Mr. Karp was Chief Financial Officer of Chemokine Therapeutics Corp., where he led the company’s initial public offering and listing on the TSX. From February 2002 to May 2004, Mr. Karp was Chief Financial Officer of Neuro Discovery Inc., a Vancouver based, publicly traded investment Management Company focused on biotechnology investing. Mr. Karp assisted in raising capital and making private investments in early stage biotechnology companies in addition to having overall responsibility for all treasury, reporting and control functions. From August 1997 to September 2001, Mr. Karp was Vice President, Investment Banking for BMO Nesbitt Burns in Vancouver. His experience includes raising capital and managing a number of merger, acquisition and restructuring assignments for companies in a variety of industries. Mr. Karp holds a Bachelor of Science degree in Mechanical Engineering from the University of Waterloo in Ontario and an MBA from the Ivey School of Business at the University of Western Ontario in London, Ontario. He is a Chartered Financial Analyst (CFA) charter holder and a Professional Engineer.

Terence Matthews

             Mr. Matthews is our Chairman of the Board and a director of our company. Mr. Matthews also serves as Chairman of Wesley Clover Corporation and Chairman of Mitel Networks Corporation and March Networks Corporation, two companies active in developing IP systems for enterprise applications. Prior to joining March Networks, Mr. Matthews served as Chief Executive Officer and Chairman of Newbridge Networks Corporation, a company he founded in 1986. Providing leadership and vision for 14 years, Mr. Matthews helped Newbridge become a leader in the worldwide data networking industry. In 1972, before launching Newbridge, Mr. Matthews co-founded Mitel Corporation. Under his leadership, Mitel grew quickly to become a world leader in the design and manufacture of enterprise voice systems and products. In 1985, British Telecom bought controlling interest in Mitel. In 2001, Mr. Matthews purchased the worldwide Communications Systems division of Mitel, and the Mitel name, and is now owner and non-executive Chairman of Mitel Corporation, a company focused on providing next generation IP telephony solutions for broadband networks. Mr. Matthews also serves on the board of directors for a number of high technology companies and is Chairman or serves on the Board of Directors of Newport Networks Corporation, Bridgewater Systems Corporation, Dragonwave Inc. and Solace Systems. In addition Mr. Matthews holds an honours degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood.

Mark Bruk

             Mr. Bruk is a founder and a director of our company, our Vice-Chairman of the Board, and was the Chief Executive Officer from October 2002 to August 2, 2007. Mr. Bruk has been involved primarily in software development over the past 20 years. In May 1998, he founded, and was the Chief Executive Officer, of eduverse.com (formerly known as Eduverse Accelerated Learning Systems Inc.) where he had overall control of the company’s development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Proctor and Gamble Manufacturing (Thailand) Co., Ltd.

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

Owen Matthews

             Mr. Matthews is our Vice-Chairman of the Board and a director of our company. Mr. Matthews also currently serves as the Executive Vice-President of Wesley Clover Corporation, an investment management company. Between October 1998 and August 2, 2007, Mr. Matthews was Chief Executive Officer of NewHeights Software Inc. In this capacity, Mr. Matthews was responsible for NewHeights’ overall corporate growth and ensuring that the company delivers the most evolved personal communications management solutions in the industry. Mr. Matthews was active in driving the NewHeights’ sales process, both domestically and internationally, and regularly engaged in technology strategy sessions with carriers, customer-premise equipment vendors and PC equipment manufacturers. In 1998, Mr. Matthews co-founded NewHeights in response to the emerging shift towards the development of commercial IP Telephony systems. Foreseeing the widespread adoption of IP PBXs and hosted IP Centrex, Mr. Matthews launched NewHeights to develop an intuitive, next- generation software client that would bring together the power of both the telephony and data networks in an intuitive graphic interface. Mr. Matthews has been extensively involved in the business of telecommunications and delivering innovation to market for over a decade and is also the son of Terence Matthews, founder of Mitel Networks and NewBridge Networks. Mr. Matthew’s business and technology acumen was in part seasoned under various Matthews’ business holdings, including NewBridge Networks and the Wesley Clover Corporation and its portfolio of technology corporations.

Peter Charbonneau

             Mr. Charbonneau is a director of our company. Mr. Charbonneau is a principal of the general partner of SkyPoint Telecom Fund II. Mr. Charbonneau joined the general partner, a venture capital company focused on communications and information technology, in 2001. He also sits on the boards of Mitel Networks Corporation, March Networks Corporation, BreconRidge Corporation, Teradici Corporation, Trellia Networks Inc., and TrueContext Corporation, as well as, the board of directors and audit committee of CBC/Radio Canada. Prior to Skypoint, Mr. Charbonneau was a senior executive with Newbridge Networks Corporation, where he played a key role during the company’s period of growth. He joined Newbridge in its early days as chief financial officer and over the next 13 years was promoted to the positions of Executive Vice-President, President and Chief Operating Officer, and Vice-Chairman. He was also a member of the company’s board of directors from 1996 until 2000. As the Chief Financial Officer of Newbridge, he led the company’s successful cross-border IPO in 1989 and its second cross-border offering three years later. As Vice-Chairman, he focused on enhancing the company's relations with key external stakeholders. While at Newbridge, Mr. Charbonneau was instrumental in establishing the company’s Affiliates Program and was involved in the funding of more than 40 affiliate companies and representing Newbridge as a board member for many of these affiliates. Mr. Charbonneau is a member of the Institute of Chartered Accountants of Ontario. In June 2003, he was elected a Fellow of the Institute in recognition of his outstanding career achievements and leadership contributions to the community and his profession. He holds a Bachelor of Science from the University of Ottawa and a Master’s in Business Administration degree from the Richard Ivey School of Business. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada

Chris Cooper

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

William Jin

             Mr. Jin is a director of our company. Mr. Jin is Senior Vice-President of Covington Capital, a venture capital investment company, based in Toronto. Covington Capital is one of Canada’s largest providers of venture capital investment funds Mr. Jin joined Covington Capital in November 2002 and his responsibilities include the assessment, execution and management of existing investments and management of exit investment opportunities. Mr. Jin focuses on transactions in the service, distribution, manufacturing, and software sectors. He represents Covington on the board of directors of a number investee companies. Prior to joining Covington, Mr. Jin was a partner with a Toronto based investment banking boutique, with over 11 years financial industry experience specializing in M&A advisory and valuations. There he was responsible for providing fairness opinions and formal OSC 9.1 valuations for public and private companies. He holds an HBA and an MBA degree from the Richard Ivey School of Business. Mr. Jin is a Chartered Financial Analyst and a member of the Toronto Society of Financial Analysts.

Greg Pelling

             Mr. Pelling is a director of our company. Mr. Pelling is a 20-year technology and IT industry veteran, whose career includes Senior Industry Partner at PricewaterhouseCoopers (“PwC”) and as part of Cisco Systems Inc.’s strategic leadership team. Between August 2007 and April 2008, Mr. Pelling acted as our Chief Executive Officer and between May 2008 and February 2009, he acted as our Chief Strategy Officer. Prior to joining our company in August 2007 as Chief Executive Officer, Mr. Pelling was the President of NewHeights Software Corporation and was responsible for leading the company in corporate strategy, business development, product innovation, market gains and profitability commitments. Prior to joining NewHeights, Mr. Pelling was Global Managing Director, Advanced IT Services of Cisco Systems, Inc. where he was responsible for delivering new business and building out the company’s Global Development Centers; prior to which he was Managing Director, Asia Pacific/Japan, Internet Business Solutions Group of Cisco Systems from January 2001 to August 2004. As the Managing Director Asia Pacific and Japan for Cisco Systems Internet Business Solutions Group, he was an advisor to governments and Fortune 500 corporations where he provided strategic advice on creating competitive advantage from IT and the Internet to the top corporations and governments in the region. Before joining Cisco, he was Executive Director, Partner and Senior Industry Partner at PwC from 1995 to 2001. Prior to joining PwC, Mr. Pelling held executive positions in several Canadian companies including Intergraph, SHL Systemhouse, Wang Labs and Richmond Technologies. Prior to Cisco, he was Asia’s Senior Partner for PwC’s Technology Consulting Practice. Considered a thought leader, Mr. Pelling is also the author of “Cisco Net Impact: Competitive Advantage from Internet Innovators in Asia Pacific and Japan.” Mr. Pelling is a graduate of the University of British Columbia and holds an Executive Master’s in Business Administration in International Management.

Larry Timlick

             Mr. Timlick is a director of our company. Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 23 years of technical sales and management experience and has been a director of our company since June 2005. Mr. Timlick has been Vice President of Corporate Planning since November 2006 for the Kingsway Group of Companies, a corporate vehicle for real estate investments. Mr. Timlick acted as interim President of our company between June 2005 and August 2005. Between 1991 and 2004, Mr. Timlick was with Cisco Systems Canada. While with Cisco Systems Canada, Mr. Timlick was responsible for developing a sales region for TELUS, a major telecommunications carrier in Canada, which was named Region of the Year, Americas International in FY 2004. Mr. Timlick gained many accomplishments with Cisco Systems including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002. As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg. Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products. Mr. Timlick is also a director of Stage Capital Corp, a publicly traded investment vehicle.

Family Relationships

             Except as set forth below, there are no family relationships among our directors or our executive officers.

             Owen Matthews, our Vice-Chairman of the Board is the son of Terence Matthews, our Chairman of the Board.

Involvement in Certain Legal Proceedings.

             Except as set forth below, none of our directors, nominees, executive officers and control persons have been involved in any of the following events during the past five years:

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

             Peter Charbonneau was a director of Metconnex Canada Inc. from October 6, 2004 to June 19, 2007. An application was made to the courts under Section 47(1) of the Bankruptcy and Insolvency Act, R.S.C. 1985, C. B3, as amended, to appoint an interim receiver of 4061101 Canada Inc. (formerly known as Metconnex Canada Inc.) as provided for in the court filing no: 06-CL-6670 (dated September 26, 2006). The receiver has submitted a proposal to creditors and distribution of proceeds is pending final approval from creditors.

             Chris Cooper is currently the President and Chief Executive Officer of Northern Sun Exploration Company Inc. On August 1, 2008, Northern Sun filed a Notice of Intention to make a proposal pursuant to the Bankruptcy and Insolvency Act. The company is currently under Bankruptcy and Insolvency Act protection while it attempts to restructure its creditor obligations.

Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

             Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended April 30, 2009 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Terence Matthews	1(1)	3	Nil

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mark Bruk	1(1)	2	Nil
Chris Cooper	1(1)	2	Nil
David Karp	5(1)	6	Nil
Donovan Jones	3(1)	3	Nil
Greg Pelling	2(1)	6	Nil
Jason Fischl	1(1)	1	Nil

(1)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

             Effective April 24, 2008, our board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, members of our board of directors, our officers, contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics and Compliance Program sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code of Business Conduct and Ethics and Compliance Program to an appropriate person or persons identified in the Code of Business Conduct and Ethics and Compliance Program; and

  accountability for adherence to the Code of Business Conduct and Ethics and Compliance Program.

             Our Code of Business Conduct and Ethics and Compliance Program requires, among other things, that all of our company's personnel shall be accorded full access to our Chief Executive Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics and Compliance Program. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by our officers.

             In addition, our Code of Business Conduct and Ethics and Compliance Program emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our corporate secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by an executive officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.

             It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics and Compliance Program by another.

             Our Code of Business Conduct and Ethics and Compliance Program was filed with the SEC as Exhibit 14.2 to our quarterly report on Form 10-Q dated July 31, 2008 filed on September 15, 2008. Our Code of Business Conduct and Ethics and Compliance Program and Compliance Program is also posted on our website at www.counterpath.com. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: CounterPath Corporation, Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3, Attention Corporate Secretary.

Director Nominations

             As of the date of this annual report, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our company does not currently have a policy with regard to the consideration of any director candidates recommended by our stockholders. Our board of directors does not believe that it is necessary to have a policy with regard to the consideration of any director candidates recommended by stockholders as any such candidates can be appropriately evaluated by our board of directors. We, however, encourage stockholders to recommend candidates directly to the Corporate Secretary by sending communications to “The Secretary of CounterPath Corporation”, c/o CounterPath Corporation, Suite 300 - 505 Burrard Street, Box 95, Vancouver, British Columbia, Canada V7M 1X3.

Committees Of The Board Of Directors

             We currently act with a standing Audit Committee and Compensation Committee. We do not have a standing nominating committee or corporate governance committee but our entire board of directors acts as our nominating and corporate governance committee.

Audit Committee

             The Audit Committee was formed in September 2007. During the year ended April 30, 2009, the Audit Committee held four meetings. The Audit Committee currently consists of Peter Charbonneau, Chris Cooper and William Jin. Mr. Cooper acts as the Audit Committee Chairman. Messrs. Charbonneau, Cooper and Jin are also non-employee directors of our company. Messrs. Charbonneau, Cooper and Jin are considered independent directors as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules and National Instrument 52-110, adopted by various Canadian securities commissions. Each of the members of the Audit Committee are financially literate as defined by National Instrument 52-110. For a description of Messrs. Charbonneau, Cooper and Jin’s education and experience, see the section of this proxy statement entitled “Nominees for Election”.

             The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to our board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to our board of directors, when so requested, on any accounting or financial matters. Our board of directors adopted a charter for the Audit Committee on December 13, 2007, a copy of which is attached as Exhibit B to our definitive proxy statement filed with the SEC on August 29, 2008.

Audit Committee Financial Expert

             The Securities Exchange Act requires the board of directors to determine if a member of its Audit Committee is an “audit committee financial expert.” According to these requirements, an Audit Committee member can be designated an Audit Committee financial expert only when the Audit Committee member satisfies specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our company's financial statements. Such qualifications may be acquired through specified means of experience or education. The board of directors has determined that Mr. Charbonneau qualifies as an Audit Committee financial expert.

Item 11.      Executive Compensation.

             The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2009; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2009, who we will collectively refer to as our “named executive officers”, of our company for the years ended April 30, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Donovan Jones (3) President, Chief Executive Officer and Director	2009 2008	223,560 185,634	92,394 174,512	Nil Nil	230,524 153,793	22,689 19,984	569,166 533,923
Greg Pelling (4) Chief Strategy Officer and Director	2009 2008	165,534 155,891	91,596 83,754	Nil Nil	97,210 131,113	279,422 17,914	633,762 388,672
David Karp Chief Financial Officer, Treasurer and Secretary	2009 2008	160,326 176,328	33,999 72,771	Nil Nil	108,093 96,717	Nil Nil	302,418 345,816
Jason Fischl(5) Chief Technology Officer	2009 2008	141,138 176,187	36,535 27,090	Nil Nil	119,714 125,579	Nil Nil	297,387 328,856
James Lapalme(6) Vice President Sales - Channels and Strategic Accounts	2009 2008	132,428 37,312	61,915 Nil	Nil Nil	13,474 28,524	Nil Nil	207,817 65,836

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended April 30, 2009, please review Note 8 to the financial statements included herein.

(2)	The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.

(3)	Mr. Jones was appointed as our President and Chief Operating Officer on April 24, 2006 and our President and Chief Executive Officer onApril 30, 2008.

(4)

Mr. Pelling was appointed Chief Executive Officer on August 2, 2007 and continued serving as such until April 30, 2008, when he wasappointed our Chief Strategy Officer. Mr. Pelling resigned on February 11, 2009. Pursuant to a Settlement Agreement entered into on November 1, 2008 between Mr. Pelling and our company, we paid Mr. Pelling $125,806 (CDN$142,500) in shares of common stock of ourcompany by the issuance of 279,412 shares.

(5)	Mr. Fischl resigned from our company on March 31, 2009.

(6)	Mr. Lapalme joined our company on February 1, 2008 and his employment with our company was terminated on June 3, 2009.

Employment Agreements with Named Executive Officers

             Donovan Jones entered into an employment agreement with our company dated September 13, 2007, as amended, whereby we pay to Mr. Jones CDN$297,000 per year. In addition, Mr. Jones may earn a bonus of up to $25,000 per fiscal quarter based upon the achievement of pre-determined objectives. Mr. Jones is also entitled to a bi-monthly expense allowance of CDN$1,000. If Mr. Jones’ employment agreement is terminated without cause, or there is a change of control (to the extent of at least 40.01% of the equity of our company), we, or Mr. Jones may, without cause, terminate his employment upon 6 months' written notice to our company. Following such notice, we will pay to Mr. Jones (i) CDN$675,000 (in addition to any applicable bonus and/or incentive in respect of the last pay periods in which such bonus and/or incentive has not yet been awarded with objectives being considered fully met); (ii) extended medical and dental insurance coverage for a period of 24 months from termination; and (iii) all options, which have not vested shall immediately vest and become exercisable.

             David Karp entered into an employment agreement with our company dated September 11, 2006, whereby we appointed Mr. Karp our Chief Financial Officer. Mr. Karp’s current annual salary is CDN$180,000. In addition, Mr. Karp may earn a bonus of up to 30% of his salary based upon the achievement of pre-determined objectives. Mr. Karp is also entitled to a monthly expense allowance of CDN$800. If we terminate the agreement for any reason other than for cause, we are required to pay Mr. Karp a sum equal to CDN$120,000 in addition to any applicable bonus or compensation as set out in the Employment Agreement. In addition, for each year of employment, our company is required to pay Mr. Karp an amount equal to one month of his total compensation for each year of employment. In addition, 1/24th of the number of stock options granted, multiplied by the number of months Mr. Karp is employed with us from the date of each respective grant, is immediately vested and exercisable. In the event of a change of control or greater than 50.01% of the issued and outstanding common shares of our company, all stock options granted to Mr. Karp will become immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year End
             The following table summarizes the outstanding equity awards held by each named executive officer of our company as of April 30, 2009: The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Donovan Jones	157,500(1) 19,013(2) 98,875(3) 57,292(4) —	22,500(1) 4,388(2) 36,725(3) 192,708(4) 600,000(5)	— — — — —	$1.95 $1.95 $3.05 $1.75 $0.62	October 10, 2015 January 10, 2016 May 23, 2016 May 14, 2013 April 17, 2014
Greg Pelling	200,000(6)	—	—	$2.00	December 31, 2014
David Karp	85,000(7) — —	155,000(7) 75,000(8) 250,000(9)	— — —	$2.15 $0.44 $0.62	September 7, 2016 December 15,2013 April 17, 2014
Jason Fischl	205,000(10) 24,700(11) 28,817(12)	205,000(8) 24,700(9) 28,817(10)	— — —	$1.95 $1.95 $3.05	October 10, 2015 January 10,2016 May 23,2016

Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James Lapalme	37,466(13) —	44,758(13) 25,000(14)	— —	$0.43 $0.44	February 24, 2016 December 15, 2013

(1)	Granted on October 10, 2005.
(2)	Granted on January 10, 2006.
(3)	Granted on May 23, 2006.
(4)	Granted on May 14, 2008.
(5)	Granted on April 17, 2009.
(6)	Granted on August 2, 2007.
(7)	Granted on September 7, 2006.
(8)	Granted on December 15, 2008.
(9)	Granted on April 17, 2009.
(10)	Granted on October 10, 2005. Employment terminated on March 31, 2009.
(11)	Granted on January 10, 2006. Employment terminated on March 31, 2009.
(12)	Granted on May 23, 2006. Employment terminated on March 31, 2009.
(13)	Granted on February 1, 2008. Employment terminated on June 3, 2009.
(14)	Granted on December 15, 2008. Employment terminated on June 3, 2009.

Compensation of Directors

             During the fiscal year ended April 30, 2009, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors. During the fiscal year ended April 30, 2009, there were no options granted to our directors except as set forth below. We plan to compensate directors for their services in fiscal year 2010 according to the following schedule: A retainer of CDN$15,000 for each board member; a retainer of CDN$15,000 for the chairman; a retainer of CDN$5,000 for the audit committee chair; and retainer of CDN$2,500 for the compensation committee chair; and a retainer of CDN$5,000 for each audit committee or compensation committee member. Directors may be paid the retainers in cash, or at the Board’s option, in a form of equity compensation under an existing equity compensation plan of our company.

             Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

             The following table summarizes compensation paid to all of our non-employee directors for the fiscal year ended April 30, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk(1)	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Peter Charbonneau	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Chris Cooper(2)	Nil	Nil	Nil	N/A	N/A	N/A	Nil
William Jin	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Terence Matthews(3)	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Owen Matthews	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Larry Timlick(4)	Nil	Nil	Nil	N/A	N/A	N/A	Nil

(1)	At April 30, 2009, Mr. Bruk held an aggregate of 339,000 stock options.
(2)	At April 30, 2009, Mr. Cooper held an aggregate of 40,000 stock options.
(3)	At April 30, 2009, Mr. Matthews held an aggregate of 18,000 stock options.
(4)	At April 30, 2009, Mr. Timlick held an aggregate of 40,000 stock options.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 23, 2009, by each person who is known by us to beneficially own more than 5% of our shares of common stock, by each of our officers and directors and by all of our officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of July 23, 2009, we had 29,409,420 shares of common stock issued and outstanding. In addition, as of July 23, 2009, there was one (1) series A special voting share and 219,841 exchangeable shares of 6789722 Canada Inc. outstanding. The voting share entitles the holder to one (1) vote for each exchangeable share of 6789722 Canada outstanding as of July 23, 2009. Each exchangeable share of 6789722 Canada is exchangeable at any time, at the election of the holder thereof, or in certain circumstances, our company, into one (1) share of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Terence Matthews 350 Legget Drive, P.O. Box 13089 Kanata, Ontario	6,125,950 (3)	20.6%
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	3,746,468 (4)	12.4%
Owen Matthews 2710 Thorpe Place Victoria, BC V8R 2W4	2,277,467	7.7%
Mark Bruk Suite 302, 738 Broughton Street Vancouver, British Columbia Canada V6G 3A7	1,447,889 (5)	4.9%
Donovan Jones 2266 – 1384 Street White Rock, British Columbia Canada V3C 2G7	447,868 (6)	1.5%
Greg Pelling Suite 908-360 Bloor Street East Toronto, Ontario, M4W 3M3	400,000 (7)	1.3%
David Karp 3780 Bayridge Ave. West Vancouver, British Columbia Canada V7V 3J2	211,024 (8)	**
Chris Cooper 5630 Olympic Street, Vancouver, British Columbia Canada V6N 1Z5	64,995 (9)	**
Larry Timlick 4750 The Glen West Vancouver, British Columbia Canada V7S 3C3	50,000 (10)	**
Peter Charbonneau Tower B, 830 – 555 Legget Drive Ottawa, Ontario Canada K2K 2X3	Nil (11)	Nil
William Jin 200 Front Street West, Suite 3003 P.O. Box 10 Toronto, Ontario Canada M5V 3K2	Nil (12)	Nil
Directors and Executive Officers as a Group	14,771,643	46.3%

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

(2)

Percentage based on 29,409,420 shares of common stock outstanding on July 23, 2009, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 23, 2009 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
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

(5)

Includes 310,748 shares of common stock subject to vested stock options of a total of 339,000 shares of common stock subject to stock options issued on January 10, 2006 and held by Mr. Bruk that will be vested within 60 days of July 23, 2009, and are exercisable at a price of $1.95 per share, expiring on January 10, 2011. Also includes 16,667 warrants, each warrant of which entitles Mr. Bruk to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(6)

Includes 394,035 shares of common stock subject to vested stock options of a total of 1,189,000 shares of common stock subject to stock options and held by Mr. Jones that are exercisable within 60 days of July 23, 2009, including 176,250 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $1.95 per share until October 7, 2010, 21,453 stock options issued on January 10, 2006 that are exercisable at $1.95 per share until January 10, 2016, 113,000 stock options issued on May 23, 2006 that are exercisable at $3.05 per share until May 23, 2016 and 83,332 stock options issued on May 14, 2008 that are exercisable at $1.75 per share until May 14, 2014. Also includes 16,667 warrants, each warrant of which entitles Mr. Jones to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(7)

Includes 200,000 shares of common stock subject to stock options issued on August 2, 2007 and held by Mr. Pelling that are vested and are exercisable at a price of $2.00 per share, expiring on December 31, 2014. Also includes 50,000 exchangeable shares, each exchangeable share of which entitles Mr. Pelling to exchange one exchangeable share for one share of common stock.

(8)

Includes 194,063 shares of common stock subject to vested stock options of a total of 565,000 shares of common stock subject to stock options and held by Mr. Karp that will be vested within 60 days of July 23, 2009, including 180,000 stock options issued on September 7, 2006 that are exercisable at a price of $2.15 per share, expiring on September 7, 2016 and 14,063 stock options issued on December 15, 2008 that are exercisable at a price of $0.44 per share, expiring on December 15, 2013. Also includes 5,000 warrants, each warrant of which entitles Mr. Karp to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010.

(9)

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

(11)	Mr. Charbonneau is a principal of the general partner of Skypoint Telecom Fund II, which holds 1,807,692 shares of common stock.
(12)

Mr. Jin is senior vice president of Covington Capital, a venture capital company which manages Covington Venture Fund Inc. which holds 3,140,240 shares of common stock and 666,274 warrants, each warrant of which entitles Covington Venture Fund Inc. to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010.

Changes in Control

             As of July 23, 2009, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

Transaction with related persons, promoters and certain control persons

             No director, nominee, executive officer, principal shareholder holding at least 5% of our shares of common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, since May 1, 2008, the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years other than the following:

             Our Chairman of the Board is the Chairman and founding shareholder of Mitel Networks Corporation. NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by our company on August 2, 2007 and was amalgamated on February 5, 2008 with our company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name CounterPath Technologies Inc. Under the terms of the distribution agreement, we earn a specified fee from Mitel based on the number of product licenses sold to Mitel. Our software revenue for the year ended April 30, 2009, pursuant to the terms of these agreements, was $1,225,757 (2008 - $2,026,557). On July 31, 2008 we entered into a source code license agreement whereby we licensed to Mitel the source code for our Your Assistant product in consideration of a payment of $650,000.

Associated with the agreement are ongoing license fees per copy deployed to be paid by Mitel over four years and declining from $12.00 to $7.50 per copy after two years and declining from $7.50 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

             In connection with a non-brokered private placement of 2,433,439 units which closed on July 31, 2008, Wesley Clover Corporation, a company controlled by the Chairman of our Board, purchased 666,274 units, at a price of $1.50 (CDN$1.54) per unit, for aggregate proceeds of $1,002,463 (CDN$1,026,062). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $2.25 for a period of two years from the closing of the private placement. As the unit price of $1.50 (CDN$1.54) per unit was below the closing market price of $1.60 (CDN$1.64) per share of our common stock on the date of the transaction and included one-half of one common share purchase warrant, our company recorded a compensatory charge to general and administrative expenses for the year ended April 30, 2009 of $171,308.

             During the year ended April 30, 2009, our wholly owned subsidiary, FirstHand Technologies Inc., paid $277,451 (2008 - $71,500) to Kanata Research Park Corporation for leased office space. Kanata Research Park is controlled by the Chairman of our Board.

Director Independence

             We currently act with nine directors, consisting of Donovan Jones, Greg Pelling, Terrence Mathews, Mark Bruk, Owen Matthews, Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin. We have determined that Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin are independent directors as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules and National Instrument 52-110, adopted by various Canadian securities commissions.

Item 14.      Principal Accountant Fees and Services.

             Audit fees and other services provided by our independent registered public accounting firms, BDO Dunwoody LLP during the years ended April 30, 2009 and 2008, were as follows:

	2009	2008
Audit Fees	$152,188	$229,798
Audit Related Fees	Nil	Nil
Tax Fees	$4,017	$42,277
All Other Fees	Nil	Nil
Total Fees	$156,205	$272,075

Audit Fees

             This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings including the Form S-8 and Form S-8/A in respect of registration of common shares of the Company pursuant to the Employee Share Purchase Plan and the 2004 Stock Option Plan and Amended and Restated 2005 Stock Option Plan during the year ended April 30, 2009.

Audit Related Fees

             There were no audited related fees paid to BDO Dunwoody LLP, during our fiscal years ended April 30, 2009 and April 30, 2008.

Tax Fees

             This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

             There were no fees paid to BDO Dunwoody LLP, that are not covered under the headings set out above during our fiscal years ended April 30, 2009 and April 30, 2008.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

             The following documents are filed as part of this report:

(a)(1)        Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations and Comprehensive Loss;

4.	Consolidated Statements of Cash Flows;

5.	Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit); and

6.	Notes to the Consolidated Financial Statements.

(a)(2)        Financial Statement Schedules:

             None.

(a)(3)	Exhibits:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and Jason Fischl dated August 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.2	Employment Agreement between CounterPath Solutions, Inc. and Donovan Jones dated June 1, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 31, 2006).

10.3	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.4	Form of Subscription Agreement dated November 30, 2006, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.5	Form of Subscription Agreement dated November 30, 2006, between our company and KMB Trac Two Holdings Ltd (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.6	Form of Convertible Note dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

10.7	Form of Warrant Certificate dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2006).

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

10.31

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.32	Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (continued into the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

BridgePort Networks K.K. (incorporated in Japan)

(23)	Consent of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer & Director
Date: July 27, 2009

             Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 27, 2009

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 27, 2009
Director
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 27, 2009
Secretary
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 27, 2009

/s/ Mark Bruk
Mark Bruk	Vice Chairman and Director	July 27, 2009

/s/ Peter Charbonneau
Peter Charbonneau	Director	July 27, 2009

/s/ Chris Cooper
Chris Cooper	Director	July 27, 2009

/s/ William Jin
William Jin	Director	July 27, 2009

/s/ Greg Pelling
Greg Pelling	Director	July 27, 2009

/s/ Larry Timlick
Larry Timlick	Director	July 27, 2009