Form 10-Q
period 2009-07-31
COUNTERPATH CORP
filed 2009-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

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
(Address, including zip code, of principal executive offices)

(604) 320-3344
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,409,420 shares of common stock issued and outstanding as of September 11, 2009.

COUNTERPATH CORPORATION
JULY 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash	$2,107,364	$2,931,932
Accounts receivable (net of allowance for doubtful accounts of
$625,065 and $755,114, respectively)	2,731,045	2,524,220
Investment tax credits recoverable	–	143,334
Other current assets	1,269,802	310,274
Total current assets	6,108,211	5,909,760

Deposits	99,958	114,267
Equipment	229,554	258,442
Intangible assets (net of accumulated amortization of $3,581,167 and
$3,375,195, respectively) – Note 2(e)	2,893,795	2,201,894
Goodwill – Note 2(e)	8,093,201	7,262,701
Other assets	86,065	92,101
Total Assets	$17,510,784	$15,839,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,835,803	$3,488,001
Unearned revenue	607,761	708,455
Customer deposits	4,079	9,443
Accrued warranty	123,212	137,378
Total current liabilities	4,570,855	4,343,277

Deferred lease inducements	17,466	55,016
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,686,896	4,496,868

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2009 – 1; April 30, 2009 – 1	–	–
Common stock, $0.001 par value – Note 5
Authorized: 83,076,900
Issued and outstanding:
July 31, 2009 – 29,409,420 April 30, 2009 – 28,832,050	29,409	28,832
Additional paid-in capital	49,330,897	48,718,443
Accumulated deficit	(35,560,531)	(34,318,195)
Accumulated other comprehensive loss – currency translation
adjustment	(975,887)	(3,086,783)
Total stockholders’ equity	12,823,888	11,342,297
Liabilities and Stockholders’ Equity	$17,510,784	$15,839,165

Going concern – Note 2
Commitments and contingent liability – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008
Revenue – Note 6:
Software	$1,141,343	$1,848,305
Service	909,114	764,455
Total revenue	2,050,457	2,612,760
Operating expenses:
Cost of sales (includes depreciation of $2,121 and $21,484 and amortization of intangible assets of $205,972 and $545,473 – Note
2(e))	642,728	1,377,843
Sales and marketing	759,005	1,481,951
Research and development	820,128	3,017,412
General and administrative	622,399	2,228,127
Restructuring costs – Note 9	44,912	190,961
Total operating expenses	2,889,172	8,296,294
Loss from operations	(838,715)	(5,683,534)
Interest and other income (expense), net
Interest income	27,758	18,068
Interest expense	(1,666)	(7,295)
Foreign exchange loss	(429,713)	(183,041)
Net loss for the period	$(1,242,336)	$(5,855,802)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,110,896	(20,450)
Comprehensive income (loss)	$868,560	$(5,835,352)
Loss per share:
Basic and diluted	$(0.04)	$(0.23)

Weighted average common shares outstanding:	28,968,332	25,948,247

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net loss for the period	$(1,242,336)	$(5,855,802)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	67,628	281,005
Amortization of intangible assets	205,972	545,473
Stock-based compensation – Note 5	219,615	507,988
Foreign exchange loss	429,713	183,041
Changes in assets and liabilities:
Accounts receivable	(28,979)	357,399
Other current assets	(948,309)	113,511
Accounts payable and accrued liabilities	510,778	(463,700)
Increase (decrease) in other assets	(6,464)	73,910
Unearned revenue	(97,029)	291,733
Customer deposits	(5,364)	(14,449)
Warranty payable	(14,168)	5,983
Net cash used in operating activities	(908,943)	(3,973,908)

Cash flows from investing activities:
Purchase of equipment	(36,753)	(51,953)
Deposits	28,395	1,117
Net cash used in investing activities	(8,358)	(50,836)

Cash flows from financing activities:
Common stock issued, net of transaction costs	–	3,628,775
Net cash provided by financing activities	–	3,628,775

Foreign exchange effect on cash	92,733	(58,459)

Decrease in cash	(824,568)	(454,428)

Cash, beginning of the period	2,931,932	6,223,613
Cash, end of the period	$2,107,364	$5,769,185

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,666	$7,282

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, May 1, 2009	28,832,050	$28,832	1	$–	$48,718,443	$(34,318,195)	$(3,086,783)	$11,342,297

Shares issued:
As part of debt settlement – Note 5	527,370	527	–	–	392,889	–	–	393,416
Exchange of subsidiary preferred shares	50,000	50	–	–	(50)	–	–	–
Stock-based compensation - Note 5	–	–	–	–	219,615	–	–	219,615
Net loss for the period	–	–	–	–	–	(1,242,336)	–	(1,242,336)
Foreign currency translation adjustment	–	–	–	–	–	–	2,110,896	2,110,896
Balance, July 31, 2009 (Unaudited)	29,409,420	$29,409	1	$–	$49,330,897	$(35,560,531)	$(975,887)	$12,823,888

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

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

The Company focuses on the design, development, marketing and sales of desktop and mobile communications application software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to carriers, original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2009, the Company has not yet achieved profitable operations and had an accumulated deficit of $35,560,531 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Under its current operating plan the Company will require approximately $11-$13 million to fund ongoing operations and working capital requirements through July 31, 2010. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations and to increase revenues and decrease costs from operations.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements have been properly prepared within the framework of the significant accounting policies as follows:

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual consolidated financial statements.

Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

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

This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any material impact on these financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of this standard did not have any material impact on these financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for financial statements issued for years beginning after November 15, 2008 and interim periods within those years. The adoption of this standard did not have any material impact on these financial statements.

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

FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share-based payment transactions addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described FAS 128, Earnings per Share. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard did not have any material impact on these financial statements.

d)	Derivative Instruments and Hedging Activities

The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS 161 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because SFAS 161 only requires additional disclosure, the adoption of SFAS 161 did not impact the Company’s financial position, results of operations, and cash flows (see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Interim Consolidated Financial Statements).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

e)	Goodwill and Intangible Assets

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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2009 was $6,174,586 (CDN$6,704,947) (April 30, 2009-$5,540,968) and $1,918,615 (CDN$2,083,752) (April 30, 2009-$1,721,733), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the three months ended July 31, 2009 (2008 - $nil).

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

A summary of the Company’s intangible assets, net, at July 31, 2009 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,409,119	$2,879,047	$1,636,114	$1,893,958
Customer assets	2,821,176	702,120	1,119,219	999,837
Intangible assets, July 31, 2009	$9,230,295	$3,581,167	$2,755,333	$2,893,795

f)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three months ended July 31, 2009 and 2008, the Company incurred the following lease expense to a company with a director in common with the Company:

	Three Months Ended
	July 31,
	2009	2008

Lease payment	$–	$3,446

The above transaction is in the normal course of operations and is recorded at amounts established and agreed to between the related parties.

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

The Company’s software license revenue for the three months ended July 31, 2009, pursuant to the terms of these agreements, was $134,238 (2008 - $650,000).

As at July 31, 2009, the Company has an accounts receivable balance from Mitel of $94,181 (April 30, 2009 - $155,208).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

During the three month ended July 31, 2009, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $18,404 (2008 - $81,691) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at July 31, 2009, the Company had an accounts payable balance to KRP of $34,113 (April 30, 2009 - $13,210).

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

On October 9, 2008, November 19, 2008, and May 11, 2009 the Company issued 50,000 shares each totaling to 150,000 shares of common stock pursuant to a holder of 150,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. There were 219,841 outstanding exchangeable shares as of July 31, 2009 (April 30, 2009 - 269,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On July 17, 2009, in connection with a research agreement and omnibus agreement under which the Company licensed certain technologies from Columbia University, the Company entered into a debt conversion agreement and an amended omnibus agreement with The Trustees of Columbia University (“Columbia”), whereby as a result of the restructuring of certain terms and obligations of the existing research and licensing agreements, the Company issued 527,370 shares of common stock to Columbia to settle all outstanding amounts due to Columbia under such agreements and rights to certain technologies have reverted back to Columbia. The common stock was issued at $0.75 (CDN$0.84) per share.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three month period ended July 31, 2009 and 2008 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the three months ended July 31, 2009 was $nil (2008 - $0.85). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended	Three Months Ended
	July 31, 2009	July 31, 2008
Risk-free interest rate	n/a	3.25%
Expected volatility	n/a	67.0%
Expected term	n/a	3.7 yrs
Dividend yield	n/a	0%
Weighted average fair value	n/a	$0.85

The following is a summary of the status of the Company’s stock options as of July 31, 2009 and the stock option activity during the three months ended July 31, 2009:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2009	4,650,768	$1.13
Forfeited / Cancelled	(382,270)	$1.70
Expired	(20,000)	$0.47
Outstanding at July 31, 2009	4,248,498	$1.09

Exercisable at July 31, 2009	2,325,354	$1.35
Exercisable at April 30, 2009	2,474,207	$1.41

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2009:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	586,500	$269,790	December 15, 2013	86,957	$40,000
$0.47	1,201,405	516,604	August 20, 2009 to September 26, 2016	959,688	412,666
$0.62	850,000	238,000	April 17, 2014	–	–
$1.75	250,000	–	May 14, 2013	72,917	–
$1.85	2,500	–	February 2, 2013	2,500	–
$1.90	70,210	–	March 8, 2015 to January 25, 2017	70,210	–
$1.95	582,400	–	September 7, 2010 to January 10, 2016	525,850	–
$2.00	329,883	–	January 1, 2010 to March 18, 2015	329,882	–
$2.15	240,000	–	September 7, 2016	170,000	–
$3.05	135,600	–	May 23, 2016	107,350	–

July 31, 2009	4,248,498	$1,024,394		2,325,354	$452,666

April 30, 2009	4,650,768	$494,764		2,474,207	$214,046

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.90 per share as of July 31, 2009 (April 30, 2009 – $0.69), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2009 was 1,046,645 (April 30, 2009 – 972,936). The total intrinsic value of options exercised during the three months ended July 31, 2009 was $nil (2008 – $nil). The grant date fair value of options vested during the three months ended July 31, 2009 was $208,931 (2008 – $3,511,509).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2009.

		Weighted Average
	Number of Options	Grant-Date Fair Value
Non-vested options at April 30, 2009	2,176,561	$0.64
Vested	(218,199)	$0.96
Forfeited	(35,218)	$0.42
Non-vested options at July 31, 2009	1,923,144	$0.58

As of July 31, 2009 there was $973,192 (2008 – $2,002,259) of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.16 years (2008 – 1.05 years).

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2009 and 2008 are as follows:

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

	Three Months Ended
	July 31,
	2009	2008

Cost of sales	$20,180	$19,916
Sales and marketing	31,373	28,249
Research and development	31,589	87,793
General and administrative	136,473	372,030
Total stock-based compensation	$219,615	$507,988

Warrants

During the three months ended July 31, 2009, the Company issued nil warrants (2008 – 1,216,720). The fair value of the stock purchase warrants granted was $nil (2008 – $391,831).

The following table summarizes information regarding the warrants outstanding as of July 31, 2009:

	Number of	Weighted Average
	Options	Exercise Price	Expiry Dates
			November 30, 2009
Warrants at July 31, 2009 and April 30, 2009	2,265,421	$3.04	to October 24, 2010

Employee Stock Purchase Plan

As of February 1, 2009 the Company offers an Employee Stock Purchase Plan (“ESPP”) to all regular salaried (non- probationary) employees. Shares of common stock issued to employees as a result of purchases or exercises under these plans will generally be issued from shares acquired in the market or shares issued from treasury.

Under the terms of the ESPP, all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company will match 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 1,500,000 shares have been reserved for issuance under the ESPP. As of July 31, 2009, a total of 1,500,000 shares were available for issuance under the ESPP. During the three months ended July 31, 2009, no shares were issued from treasury to employees under the ESPP.

Note 6	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2009 and 2008:

	Three Months Ended
	July 31,
	2009	2008
North America	$1,249,199	$1,721,543
Europe	441,968	576,569
Asia and Africa	239,260	74,021
Latin America	120,030	240,627
	$2,050,457	$2,612,760

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 6	Segmented Information – (cont’d)

Contained within the results of North America for the three months ended July 31, 2009 are revenues from the United States of $1,087,106 (2008 - $1,041,977) and from Canada of $162,093 (2008 - $679,566).

Contained within the results of Europe for the three months ended July 31, 2009 are revenues from Germany of $132,862 (2008 - $102,115), the Netherlands of $86,987 (2008 - $2,797), the United Kingdom of $58,277 (2008 - $172,871), and from Croatia of $37,776 (2008 - $22,748).

Contained within the results of Asia and Africa for the three months ended July 31, 2009 are revenues from Nigeria of $157,350 (2008 - $49), the Philippines of $20,685 (2008 - $nil), and Australia of $11,264 (2008 - $244).

Contained within the results of Latin America for the three months ended July 31, 2009 are revenues from Mexico of $71,741 (2008 - $122,231), Colombia of $20,626 (2008 - $6,209), and Argentina of $10,209 (2008 - $9,211).

All of the Company’s long-lived assets, which include equipment, intangible assets and other assets, are located in Canada and the United States as follows.

	As at
	July 31, 2009	April 30, 2009

Canada	$11,291,784	$9,793,247
United States	10,831	21,891
Total	$11,302,615	$9,815,138

Revenue from significant customers for the three months ended July 31, 2009 and 2008 is summarized as follows:

	Three Months Ended
	July 31,
	2009	2008

Customer A	16%	12%
Customer B	10%	1%
Customer C	7%	25%
	33%	38%

Accounts receivable balances for Customer A were $520,000 as at July 31, 2009 (April 30, 2009 - $323,285). Accounts receivable balances for Customer B were $436,550 as at July 31, 2009 (April 30, 2009 - $370,600). Accounts receivable balances for Customer C were $94,181 as at July 31, 2009 (April 30, 2009 - $155,208).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 7	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On February 5, 2009, the Company entered into an extension agreement on this lease which commences on April 1, 2009 and expires on February 28, 2010. The monthly lease payment under the extension agreement is $2,576.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,143 was made. The monthly lease payment under this agreement is $9,143 plus $7,302 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,327. The sublease commenced on August 1, 2007 and expires on September 30, 2012. Currently, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $2,962.

c)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commences on May 1, 2009 and expires on April 20, 2012. The total monthly lease payment under this agreement is $6,135.

d)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay at total of $409,068 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Sub Lease	Total Office	Settlement
	Related Party	Unrelated Party	Income	Leases	Agreement
2010	$55,213	$606,651	$(86,670)	$575,194	$91,169
2011	73,617	725,566	(123,457)	675,726	121,559
2012	73,617	405,932	(123,457)	356,092	121,559
2013	–	82,224	(51,440)	30,784	75,974
	$202,447	$1,820,373	$(385,024)	$1,637,796	$410,261

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $44,912 and $190,961 during the three months ended July 31, 2009 and 2008, respectively. Restructuring costs of $44,912 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 10	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended July 31, 2009 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollar. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Three Months Ended
In U.S. dollars	July 31,
	2009	2008

Canadian dollar	$1,000,000	$–
Total	$1,000,000	$–

The fair value of forward contracts as of July 31, 2009 was $1,046,439.

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

            On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 5,900,014 shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

            On March 19, 2008, our board of directors approved a five for one common stock consolidation. As a result, our authorized capital decreased from 415,384,500 shares of common stock to 83,076,900 shares of common stock.

Business of CounterPath

            Our business focuses on the design, development, marketing and sales of desktop and mobile application software, gateway server software and related professional services, such as pre and post sales technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

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

Operating Expenses

            Operating expenses consist of cost of sales, sales and marketing, research and development, general and administrative expenses, and restructuring costs. Personnel-related costs are generally the most significant component of each of these expense categories.

            Cost of sales primarily consists of: (a) salaries and related personnel costs including stock-based compensation, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer asset.

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

            General and administrative expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation related to our executive, finance, human resource and information technology functions, (b) accounting, legal and regulatory fees and (c) other related overhead.

            Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At July 31, 2009 we have a restructuring accrual for severance of $nil.

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

              These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2009 annual consolidated financial statements.

              Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2009 in determining the expense recorded in our consolidated statement of operations.

            Cost of sales and operating expenses include stock-based compensation expense. For the three months ended July 31, 2009, we recorded an expense of $219,615 in connection with share-based payment awards. A future expense of non-vested options of $973,192 is expected to be recognized over a weighted-average period of 1.16 years.

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

            Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $2.72 million consisting of $1.75 million for the intangible assets of NewHeights and $0.97 million for the intangible assets of FirstHand. During the most recent quarter ended July 31, 2009, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

              Our operating activities during the three months ended July 31, 2009 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

              The following tables set out selected consolidated financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2009 and 2008, and as at July 31, 2009 and April 30, 2009 has been derived from the consolidated financial statements and accompanying notes for the three months ended July 31, 2009 and 2008 and fiscal year ended April 30, 2009. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data	Three Months Ended July 31,
	2009			2008
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue

Revenue	$2,050,457	100%		$2,612,760	100%

Non-GAAP operating expenses[1]	2,463,585	120%		7,242,833	277%
Stock-based compensation	219,615	11%		507,988	19%
Amortization of intangible assets	205,972	10%		545,473	21%
GAAP operating expenses	2,889,172	141%		8,296,294	318%

Loss from operations	(838,715)	(41%	)	(5,683,534)	(218%	)
Interest income (expense), net	26,092	1%		10,773	–
Foreign exchange loss	(429,713)	(21%	)	(183,041)	(7%	)
Net loss	($1,242,336)	(61%	)	($5,855,802)	(224%	)

Loss per share	($0.04)			($0.23)

Weighted average common shares outstanding	28,968,332			25,948,247

__________________
             1.       Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Balance Sheet Data	July 31,	April 30,
	2009	2009

Cash	$2,107,364	$2,931,932
Current assets	6,108,211	5,909,760
Current liabilities	4,570,855	4,343,277
Total liabilities	4,686,896	4,496,868
Total assets	$17,510,784	$15,839,165

Revenue

	Three Months Ended July 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,141,343	56%	$1,848,305	71%	($706,962)	(38%	)
Service	909,114	44%	764,455	29%	144,659	19%
Total revenue	$2,050,457	100%	$2,612,760	100%	($562,303)	(22%	)

Revenue by Region
International	$801,258	39%	$891,217	34%	($89,959)	(10%	)
North America	1,249,199	61%	1,721,543	66%	(472,344)	(27%	)
Total revenue	$2,050,457	100%	$2,612,760	100%	($562,303)	(22%	)

          For the three months ended July 31, 2009, we generated $2,050,457 in revenue compared to $2,612,760 for the three months ended July 31, 2008. This represents a decrease of $562,303 or 22% from the same period last year. We generated $1,141,343 in software revenue for the three months ended July 31, 2009 compared to $1,848,305 for the three months ended July 31, 2008, representing a decrease of $706,962 or 38%. The decrease in software revenue was partially due to the $515,762 decrease in software sales to a significant customer for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. For the three months ended July 31, 2009, service revenue was $909,114 compared to $764,455 for the three months ended July 31, 2008. The increase of $144,659 in service revenue was primarily due to an increase in professional services and support related to software sales in prior periods. International revenue outside of North America decreased by 10% during the three months ended July 31, 2009 compared to the three months ended July 31, 2008, due to an overall decrease in sales in the period. North American revenue decreased by 27%, compared to the three months ended July 31, 2008, due principally to a decrease in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

          Cost of sales for the three months ended July 31, 2009 and 2008 were as follows:

	July 31, 2009		July 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$642,728	31%	$1,377,843	53%	($735,115)	(53%	)

          Cost of sales was $642,728 for the three months ended July 31, 2009 compared to $1,377,843 for the three months ended July 31, 2008. The decrease of $735,115 was primarily attributable to the decrease in amortization of intangible assets of approximately $340,000, the decrease in the cost of third-party royalties and hardware used with our products of approximately $198,000 and the decrease in personnel and associated wages of approximately $168,000.

Sales and Marketing

          Sales and marketing expenses for the three months ended July 31, 2009 and 2008 were as follows:

	July 31, 2009		July 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$759,005	37%	$1,481,951	57%	($722,946)	(49%	)

          Sales and marketing expenses were $759,005 for the three months ended July 31, 2009 compared to $1,481,951 for the three months ended July 31, 2008. The decrease of $722,946 was primarily attributable to decrease in sales and marketing personnel and associated wages and commissions as well as professional and consulting fees resulting from employee restructuring throughout fiscal year 2009. For the three months ended July 31, 2009 compared to the three months ended July 31, 2008, wages and commissions, and professional services and consulting fees related to sales and marketing expenses decreased by approximately $551,000 and $112,000, respectively.

Research and Development

          Research and development expenses for the three months ended July 31, 2009 and 2008 were as follows:

	July 31, 2009		July 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$820,128	40%	$3,017,412	115%	($2,197,284)	(73%	)

          Research and development expenses were $820,128 for the three months ended July 31, 2009 compared to $3,017,412 for the three months ended July 31, 2008. The decrease of $2,197,284 was primarily attributable to decrease in research and development personnel and associated wages and commissions as well as professional and consulting fees resulting from employee restructuring throughout fiscal year 2009. For the three months ended July 31, 2009 compared to the three months ended July 31, 2008, wages, decreased by approximately $1,460,000 and professional services and consulting fees related to research and development decreased by approximately $796,000, respectively.

General and Administrative

          General and administrative expenses for the three months ended July 31, 2009 and 2008 were as follows:

	July 31, 2009		July 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$622,399	30%	$2,228,127	85%	($1,605,728)	(72%	)

          General and administrative expenses for the three months ended July 31, 2009 were $622,399 compared to $2,228,127 for the three months ended July 31, 2008. The decrease of $1,605,728 in general and administrative expenses was primarily attributable to decreases in personnel related costs resulting from employee restructuring throughout fiscal year 2009. For the three months ended July 31, 2009 compared to the three months ended July 31,

2008, wages, stock-based compensation and professional fees related to general and administrative expenses decreased by approximately $350,000, $236,000 and $238,000, respectively.

Restructuring Charges

          Restructuring charges for the three months ended July 31, 2009 and 2008 were as follows:

	July 31, 2009		July 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$44,912	2%	$190,961	7%	($146,049)	(76%	)

          Restructuring charges for the three months ended July 31, 2009 were $44,912 compared to $190,961 for the three months ended July 31, 2008. The decrease of $146,049 in restructuring charges was due to lower restructuring activity related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

          Interest income for the three months ended July 31, 2009 was $27,758 compared to $18,068 for the three months ended July 31, 2008. Interest expense for the three months ended July 31, 2009 was $1,666 compared to $7,295 for the three months ended July 31, 2008.

          Foreign exchange loss for the three months ended July 31, 2009 was $429,713 compared to $183,041 for the three months ended July 31, 2008. The foreign exchange loss represents the loss on account of translation of the inter company accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

          As of July 31, 2009, we had $2,107,364 in cash compared to $2,931,932 at April 30, 2009, representing a decrease of $824,568. Our working capital was $1,537,356 at July 31, 2009 compared to $1,566,483 at April 30, 2009, representing a decrease of $29,127.

          Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At July 31, 2009, we had cash of approximately $2.1 million and working capital of $1.54 million; however, our management projects that under our current operating plan, we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization beyond the completed employee rationalization.

Operating Activities

          Our operating activities resulted in a net cash outflow of $908,943 for the three months ended July 31, 2009. This compares with a net cash outflow of $3,973,908 for the same period last year and represents a $3,064,965 decrease in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2009 was primarily a result of a net loss of $1,242,336, a $948,309 increase in other assets and a $97,029 decrease in unearned revenue partially offset by a $510,778 increase in accounts payable. The net cash outflow was further offset by adjustments for non-cash expenses including $429,713 for foreign exchange loss, $219,615 for stock-based compensation, $205,972 for amortization of intangible assets and $67,628 for depreciation and amortization.

          The net cash outflow of $3,973,908 from operating activities for the three months ended July 31, 2008 was primarily a result of a net loss of $5,855,802 and a decrease in accounts payable of $463,700. The net cash outflow was offset by an increase in accounts receivable of $357,399 and non-cash expenses including $545,473 for amortization of intangible assets, $507,988 for stock-based compensation and $281,005 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $8,358 for the three months ended July 31, 2009 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $50,836 for the same period last year which was primarily for purchases of equipment. At July 31, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $nil for the three months ended July 31, 2009 compared to a net cash inflow of $3,628,775 for the three months ended July 31, 2008.

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

          We intend to seek additional funding through public or private financings to fund our operations through fiscal 2010 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern. There is no assurance that we will be able to obtain financing on terms deemed acceptable to our company.

Off-Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This standard replaces SFAS141 and establishes principles and requirements for an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our financial statements.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 ("SFAS No. 160"). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of this standard did not have a material impact on our financial statements.

          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for financial statements issued for years beginning after November 15, 2008 and interim periods within those years. The adoption of this standard did not have a material impact on our financial statements.

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

          FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share-based payment transactions addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described FAS 128, Earnings per Share. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard did not have a material impact on our financial statements.

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

          In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that subject to the inherent limitations noted in Part II, Item 9A(T) of our annual report on Form 10-K filed with the SEC on July 28, 2009, for the year ended April 30, 2009, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

          If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our annual report on Form 10-K for the year ended April 30, 2009 filed with the SEC on July 28, 2009, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On July 17, 2009, we issued 527,370 shares of common stock to Columbia University at a price of $0.75 (CDN$0.84) per share. We issued the shares in connection with the restructuring of certain terms and obligations of existing research and licensing agreements, which included settling all outstanding amounts due to Columbia University under such agreements and rights to certain technologies reverting back to Columbia University. The 527,370 shares of common stock were issued to a U.S. person in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

10.2

Arrangement Agreement among CounterPath Solutions, Inc., 6789722 CANADA INC., a wholly owned subsidiary of CounterPath Solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2007).

10.3

Exchangeable Share Support Agreement between CounterPath Solutions, Inc. and 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.4

Voting and Exchange Trust Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and Valiant Trust Company dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.5	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.6	Installment Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.7	Loan Conversion Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.8

Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.9

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.10

Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.11

Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.12

Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.13	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.14	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (filed herewith).

10.15

Settlement Agreement amongst Greg Pelling, CounterPath Corporation and CounterPath Technologies Inc. dated October 31, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.16

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.17

Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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

Section 906 Certification of Donovan Jones (filed herewith).

Section 906 Certification of David Karp (filed herewith).

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
Date: September 14, 2009

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: September 14, 2009