Form 10-Q
period 2009-10-31
COUNTERPATH CORP
filed 2009-12-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.
405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,781,764 shares of common stock issued and outstanding as of December 14, 2009.

COUNTERPATH CORPORATION
OCTOBER 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash	$3,441,969	$2,931,932
Accounts receivable (net of allowance for doubtful accounts of
$1,028,269 and $755,114, respectively)	1,841,100	2,524,220
Investment tax credits recoverable	181,896	143,334
Other current assets	816,684	310,274
Total current assets	6,281,649	5,909,760

Deposits	101,912	114,267
Equipment	217,072	258,442
Intangible assets (net of accumulated amortization of $3,797,751
and $3,375,195, respectively) – Note 2(e)	2,790,277	2,201,894
Goodwill – Note 2(e)	8,197,782	7,262,701
Other assets	75,172	92,101
Total Assets	$17,663,864	$15,839,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,459,562	$3,488,001
Unearned revenue	513,956	708,455
Customer deposits	4,213	9,443
Accrued warranty	108,786	137,378
Total current liabilities	4,086,517	4,343,277

Deferred lease inducements	10,147	55,016
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,195,239	4,496,868

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: October 31, 2009 – 1; April 30, 2009 – 1	–	–
Common stock, $0.001 par value – Note 5
Authorized: 83,076,900
Issued and outstanding:
October 31, 2009 – 32,768,629 April 30, 2009 – 28,832,050	32,768	28,832
Additional paid-in capital	51,383,429	48,718,443
Accumulated deficit	(37,314,084)	(34,318,195)
Accumulated other comprehensive loss – currency translation	(633,488)	(3,086,783)
adjustment
Total stockholders’ equity	13,468,625	11,342,297
Liabilities and Stockholders’ Equity	$17,663,864	$15,839,165

Going concern – Note 2
Commitments and contingent liability – Notes 7 and 8
Subsequent events – Note 11

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenue – Note 6:
Software	$1,451,826	$2,113,617	$2,593,169	$3,961,922
Service	448,781	903,213	1,357,895	1,667,668
Total revenue	1,900,607	3,016,830	3,951,064	5,629,590
Operating expenses:
Cost of sales (includes depreciation of $2,925 and
$36,862 and amortization of intangible assets of
$422,556 and $1,055,644 for six months ended
October 31, 2009 and 2008 respectively – Note
2(e))	727,874	1,086,203	1,370,602	2,464,046
Sales and marketing	690,551	1,186,713	1,449,556	2,668,664
Research and development	1,004,594	2,103,685	1,824,722	5,121,097
General and administrative	1,272,904	1,559,672	1,895,303	3,787,799
Restructuring costs – Note 9	–	742,035	44,912	932,996
Total operating expenses	3,695,923	6,678,308	6,585,095	14,974,602
Loss from operations	(1,795,316)	(3,661,478)	(2,634,031)	(9,345,012)
Interest and other income (expense), net:
Interest income	33,816	32,198	61,574	50,266
Interest expense	(5)	(3,140)	(1,671)	(10,435)
Foreign exchange gain (loss)	7,952	108,346	(421,761)	(74,695)
Net loss for the period	$(1,753,553)	$(3,524,074)	$(2,995,889)	$(9,379,876)
Other comprehensive income (loss):

Foreign currency translation adjustments	342,399	(3,052,311)	2,453,295	(3,031,861)
Comprehensive loss	$(1,411,154)	$(6,576,385)	$(542,594)	$(12,411,737)
Net loss per share:
Basic and diluted	$(0.06)	$(0.12)	$(0.10)	$(0.35)

Weighted average common shares outstanding:	29,526,663	28,682,680	29,247,497	26,441,072

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net loss for the period	$(2,995,889)	$(9,379,876)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	154,209	411,273
Amortization of intangible assets	422,556	1,055,644
Stock-based compensation – Note 5	410,402	819,953
Foreign exchange loss	421,761	74,695
Changes in assets and liabilities:
Accounts receivable	687,217	539,443
Other current assets	(492,291)	178,715
Accounts payable and accrued liabilities	131,118	(255,459)
Other assets	(8,071)	76,777
Unearned revenue	(185,608)	129,063
Customer deposits	(5,230)	(79,366)
Accrued warranty	(28,594)	12,440
Net cash used in operating activities	(1,488,420)	(6,416,698)

Cash flows from investing activities:
Purchase of equipment	(43,725)	(81,308)
Deposits	26,517	(71,016)
Net cash used in investing activities	(17,208)	(152,324)

Cash flows from financing activities:
Common stock issued, net of transaction costs	1,865,104	3,752,835
Net cash provided by financing activities	1,865,104	3,752,835

Foreign exchange effect on cash	150,559	(162,685)

Increase/(Decrease) in cash	510,037	(2,972,872)

Cash, beginning of the period	2,931,932	6,223,613
Cash, end of the period	$3,441,969	$3,244,741

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$7,282

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, May 1, 2009	28,832,050	$28,832	1	$–	$48,718,443	$(34,318,195)	$(3,086,783)	$11,342,297

Shares issued:
Private Placements – Note 5	3,333,334	3,333	–	–	1,849,793	–	–	1,853,126
As part of debt settlement – Note 5	527,370	527	–	–	392,889	–	–	393,416
Exercise of stock options	25,875	26	–	–	11,952			11,978
Exchange of subsidiary preferred shares	50,000	50	–	–	(50)	–	–	–
Stock-based compensation – Note 5	–	–	–	–	410,402	–	–	410,402
Net loss for the period	–	–	–	–	–	(2,995,889)	–	(2,995,889)
Foreign currency translation adjustment	–	–	–	–	–	–	2,453,295	2,453,295
Balance, October 31, 2009 (Unaudited)	32,768,629	$32,768	1	$–	$51,383,429	$(37,314,084)	$(633,488)	$13,468,625

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America and on the TSX Venture Exchange in Canada.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2009, the Company has not yet achieved profitable operations and had an accumulated deficit of $37,314,084 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $11-$13 million to fund ongoing operations and working capital requirements through October 31, 2010. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 5, and to increase revenues and decrease costs from operations.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

c)	New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any material impact on these financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non- controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of this standard did not have any material impact on these financial statements.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning with the Company’s fiscal year ended June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated subsequent events as at December 15, 2009 for potential recognition and disclosure in the financial statements. This date represents the date the financial statements are available to be issued.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share- based payment transactions addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described FAS 128, Earnings per Share. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard did not have any material impact on these financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009- 13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2009 was $6,254,375 (CDN$6,704,947) (April 30, 2009-$5,540,968) and $1,943,407 (CDN$2,083,752) (April 30, 2009-$1,721,733), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the six months ended October 31, 2009 (2008 - $nil).

The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
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

A summary of the Company’s intangible assets, net, at October 31, 2009 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,486,265	$3,034,651	$1,636,114	$1,815,500
Customer assets	2,857,096	763,100	1,119,219	974,777
Intangible assets	$9,343,361	$3,797,751	$2,755,333	$2,790,277

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

f)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three and six months ended October 31, 2009 and 2008, the Company incurred the following lease expense to a company with a director in common with the Company:

		Three Months Ended				Six Months Ended
		October 31,				October 31,
		2009		2008		2009	2008

Lease payment	$	Nil	$	Nil	$	Nil	$3,446

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

On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

The Company’s software license revenue for the three and six months ended October 31, 2009, pursuant to the terms of these agreements, was $134,903 and $269,141 (2008 - $124,214 and $774,569) respectively.

As at October 31, 2009, the Company has an accounts receivable balance from Mitel of $117,388 (April 30, 2009 - $155,208).

During the three and six month ended October 31, 2009, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $18,642 and $37,284 (2008 - $69,199 and $138,398) respectively to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at October 31, 2009, the Company had an accounts payable balance to KRP of $17,277 (April 30, 2009 - $13,210).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

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

On October 9, 2008, November 19, 2008, and May 11, 2009 the Company issued 50,000 shares each totaling to 150,000 shares of common stock pursuant to a holder of 150,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. There were 219,841 outstanding exchangeable shares as of October 31, 2009 (April 30, 2009 - 269,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On October 29, 2009, the Company issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000). The Company incurred $14, 637 of transaction costs. Each unit consists of one share of common stock in the capital of CounterPath and one-half of one non- transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of CounterPath for a period of two years commencing from October 29, 2009 at an exercise price of $0.90 per warrant.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plans are 800,000 under the 2004 Stock option plan and 5,060,000 under the 2005 Stock option plan.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by SAB No. 110, Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of SFAS No. 123R the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the six month period ended October 31, 2009 and 2008 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the six months ended October 31, 2009 was $nil (2008 - $0.85). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2009	October 31, 2008
Risk-free interest rate	n/a	3.23%
Expected volatility	n/a	66.8%
Expected term	n/a	4.4 yrs
Dividend yield	n/a	0%
Weighted average fair value	n/a	$0.86

The following is a summary of the status of the Company’s stock options as of October 31, 2009 and the stock option activity during the six months ended October 31, 2009:

		Weighted-
		average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2009	4,650,768	$1.13
Forfeited / Cancelled	(579,849)	$1.43
Exercised	(25,875)	$0.46
Expired	(50,200)	$0.47
Outstanding at October 31, 2009	3,994,844	$1.11

Exercisable at October 31, 2009	2,451,542	$1.32
Exercisable at April 30, 2009	2,474,207	$1.41

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2009:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	542,667	$ 81,400	December 15, 2013	114,507	$ 17,176
$0.47	1,049,747	125,970	August 20, 2009 to September 26, 2016	937,237	112,468
$0.62	850,000		April 17, 2014	106,250	–
$1.75	250,000	–	May 14, 2013	88,542	–
$1.90	70,210	–	March 8, 2015 to January 25, 2017	70,210	–
$1.95	582,400	–	September 7, 2010 to January 10, 2016	559,751	–
$2.00	274,220	–	January 1, 2010 to March 18, 2015	274,220	–
$2.15	240,000	–	September 7, 2016	185,000	–
$3.05	135,600	–	May 23, 2016	115,825	–

October 31, 2009	3,994,844	$207,370		2,451,542	$129,644

April 30, 2009	4,650,768	$494,764		2,474,207	$214,046

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.59 per share as of October 31, 2009 (April 30, 2009 – $0.69), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2009 was 1,051,744 (April 30, 2009 – 972,936). The total intrinsic value of options exercised during the six months ended October 31, 2009 was $3,289 (2008 – $nil). The grant date fair value of options vested during the six months ended October 31, 2009 was $208,931 (2008 – $3,511,509).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2009.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value
Non-vested options at April 30, 2009	2,176,561	$0.64
Vested	(487,293)	$0.43
Forfeited	(145,966)	$0.65
Non-vested options at October 31, 2009	1,543,302	$0.58

As of October 31, 2009 there was $711,974 (2008 – $1,517,367) of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.15 years (2008 – 1.015 years).

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2009 and 2008 are as follows:

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Cost of sales	$17,411	18,601	$37,591	$38,517
Sales and marketing	17,724	40,702	49,097	68,951
Research and development	23,896	77,036	55,485	164,829
General and administrative	131,756	175,626	268,229	547,656
Total stock-based compensation	$190,787	$311,965	$410,402	$819,953

Warrants

During the six months ended October 31, 2009, the Company entered into a warrant surrender agreement with a warrant holder whereby the holder surrendered, and the Company cancelled 750,000 warrants. In addition, the Company issued 1,666,667 warrants as part of a unit offering which closed on October 29, 2009 (2008 – 1,216,720). The fair value of the stock purchase warrants issued was $412,414 (2008 – $391,831). The warrants enable the holders thereof the right to purchase up to 1,666,667 shares of the Company’s common stock, exercisable for two years from October 29, 2009. The assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2009	October 31, 2008

Risk-free interest rate	0.90%	1.58%-2.52%
Expected volatility	79.94%	48.54%-66.34%
Expected term	2 yrs	2 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.23	$0.31-$0.44

The following table summarizes information regarding the warrants outstanding as of October 31, 2009:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates

Warrants at April 30, 2009	2,265,421	$3.04	November 30, 2009 to October 24, 2010
Granted	1,666,667	$0.90	October 29, 2011
Cancelled	(750,000)	$4.00	November 30, 2009
Warrants at October 31, 2009	3,182,088	$1.69	November 30, 2009 to October 29, 2011

The warrant holder for 750,000 warrants due to expire on November 30, 2009 surrendered his warrants on September 30, 2009.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

As of February 1, 2009 the Company offers an Employee Stock Purchase Plan (“ESPP”) to all regular salaried (non-probationary) employees. Shares of common stock issued to employees as a result of purchases or exercises under these plans will generally be issued from shares acquired in the market or shares issued from treasury.

Under the terms of the ESPP, all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company will match 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP, as amended on October 22, 2009. As of October 31, 2009, a total of 700,000 shares were available for issuance under the ESPP. During the six months ended October 31, 2009, no shares were issued from treasury to employees under the ESPP.

Deferred Share Unit Plan

As of October 22, 2009 the Company offers a deferred share unit plan (“DSUP”) to non-employee directors and senior officers of the Company or any of our subsidiaries.

Under the terms of the DSUP, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date.

A total of 1,500,000 shares have been reserved for issuance under the DSUP. As of October 31, 2009, a total of 1,500,000 shares were available for issuance under the DSUP. During the six months ended October 31, 2009, no shares were issued under the DSUP.

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 6	Segmented Information – (cont’d)

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
North America	$1,147,134	$1,710,996	$2,396,333	$3,432,538
Europe	509,036	812,944	951,004	1,389,514
Asia and Africa	138,561	285,782	377,821	359,803
Latin America	105,876	207,108	225,906	447,735
	$1,900,607	$3,016,830	$3,951,064	$5,629,590

Contained within the results of North America for the three and six months ended October 31, 2009 are revenues from the United States of $992,735 and $2,079,841 (2008 - $1,628,016 and $2,669,992) respectively and from Canada of $154,399 and $316,492 (2008 - $82,980 and $762,546) respectively.

Contained within the results of Europe for the three and six months ended October 31, 2009 are revenues from Germany of $72,054 and $204,916 (2008 - $199,186 and $301,302) respectively, from the United Kingdom of $114,942 and $173,219 (2008 - $267,215 and $382,714) respectively, from the Netherlands of $48,669 and $135,656 (2008 - $11,281 and $14,078) respectively, and from Slovenia of $99,622 and $102,256 (2008 - $11,300 and $11,300) respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2009 are revenues from Nigeria of $6,450 and $163,800 (2008 - $49 and $97) respectively, from Israel of $60,830 and $64,761 (2008 - $39,161 and $50,375) respectively, from the Philippines of $11,559 and $32,244 (2008 - $nil and $nil) respectively, and from Australia of $14,917 and $26,181 (2008 - $4,910, and $5,153) respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2009 are revenues from Mexico of $49,689 and $121,431 (2008 - $78,840 and $202,203) respectively, from Colombia of $11,387 and $32,013 (2008 - $1,861 and $7,918) respectively, from Brazil of $20,250 and $27,582 (2008 - $97,500 and $113,688) respectively, and from Uruguay of $13,754 and $13,918 (2008 - $nil and $nil) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows.

	As at
	October 31, 2009	April 30, 2009

Canada	$11,262,932	$9,793,247
United States	17,371	21,891
Total	$11,280,303	$9,815,138

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three and six months ended October 31, 2009 and 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Customer A	2%	20%	9%	16%
Customer B	16%	–%	8%	–%
Customer C	7%	4%	7%	14%
	25%	24%	24%	30%

Accounts receivable balances for Customer A were $nil as at October 31, 2009 (April 30, 2009 - $323,285). Accounts receivable balances for Customer B were $353,550 as at October 31, 2009 (April 30, 2009 - $nil). Accounts receivable balances for Customer C were $117,388 as at October 31, 2009 (April 30, 2009 - $155,208).

Note 7	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On February 5, 2009, the Company entered into an extension agreement on this lease which commenced on April 1, 2009 and expired on September 30, 2009. On July 28, 2009, the Company entered into another extension agreement on this lease which commenced on October 1, 2009 and expires on March 31, 2010. The monthly lease payment under the new extension agreement is $2,225.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,261 was made. The monthly lease payment under this agreement is $9,261 plus $7,396 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,421. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,000 (CDN$3,216).

c)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,214.

d)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay at total of $461,736 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 7	Commitments – (cont’d)

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2010	$37,284	$419,818	$(62,526)	$394,576	$61,565
2011	74,568	734,586	(125,052)	684,102	123,130
2012	74,568	411,178	(125,052)	360,694	123,130
2013	–	83,286	(52,105)	31,181	76,956
	$186,420	$1,648,868	$(364,735)	$1,470,553	$384,781

Note 8	Contingent Liability

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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $44,912 and $932,996 during the six months ended October 31, 2009 and 2008, respectively. Restructuring costs of $44,912 were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 10	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended October 31, 2009 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 10	Derivative Instruments and Hedging Activities – (cont’d)

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Six Months Ended
In U.S. dollars	October 31,
	2009	2008

Canadian dollar	$500,000	$–
Total	$500,000	$–

The fair value of forward contracts as of October 31, 2009 was $521,654.

Note 11	Subsequent Events

a)

On December 14, 2009, the Company granted 520,161 deferred share units to eight non-officer directors and two officers pursuant to its DSUP. Each deferred share unit provides the holder thereof the right to exchange the unit into one share of common stock of the Company under the terms and conditions of the plan. 278,226 of the deferred share units vest immediately and 241,935 of the deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested.

b)

On December 14, 2009, the Company granted stock options to its employees to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.60 per share, exercisable for a period of five years pursuant to the Company’s 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

          Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At October 31, 2009 we have a restructuring accrual for severance of $nil.

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

          Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2009 in determining the expense recorded in our consolidated statement of operations.

          Cost of sales and operating expenses include stock-based compensation expense. For the six months ended October 31, 2009, we recorded an expense of $410,402 in connection with share-based payment awards. A future expense of non-vested options of $711,974 is expected to be recognized over a weighted-average period of 1.15 years.

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

          We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an other- than- temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

          Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $2.75 million consisting of $1.75 million for the intangible assets of NewHeights and $1.0 million for the intangible assets of FirstHand. During the most recent quarter ended October 31, 2009, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

          Our operating activities during the three and six months ended October 31, 2009 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

          The following tables set out selected consolidated financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2009 and 2008, and as at October 31, 2009 and April 30, 2009 has been derived from the consolidated financial statements and accompanying notes for the three and six months ended October 31, 2009 and 2008 and fiscal year ended April 30, 2009. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data	Three Months Ended October 31,
	2009			2008
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue

Revenue	$1,900,607	100%		$3,016,830	100%

Non-GAAP operating expenses[1]	3,288,552	173%		5,856,172	194%
Stock-based compensation	190,787	10%		311,965	10%
Amortization of intangible assets	216,584	11%		510,171	17%
GAAP operating expenses	3,695,923	194%		6,678,308	221%

Loss from operations	(1,795,316)	(94%	)	(3,661,478)	(121%	)
Interest income, net	33,811	2%		29,058	1%
Foreign exchange loss	7,952	-%		108,346	4%
Net loss	($1,753,553)	(92%	)	($3,524,074)	(117%	)

Loss per share	($0.06)			($0.12)

Weighted average common shares outstanding	29,526,663			28,682,680
_________________________

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Six Months Ended October 31,
	2009			2008
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue

Revenue	$3,951,064	100%		$5,629,590	100%

Non-GAAP operating expenses[1]	5,752,137	146%		13,099,005	233%
Stock-based compensation	410,402	10%		819,953	15%
Amortization of intangible assets	422,556	11%		1,055,644	19%
GAAP operating expenses	6,585,095	167%		14,974,602	266%

Loss from operations	(2,634,031)	(67%	)	(9,345,012)	(166%	)
Interest income (expense), net	59,903	2%		39,831	1%
Foreign exchange loss	(421,761)	(11%	)	(74,695)	(1%	)
Net loss	($2,995,889)	(76%	)	($9,379,876)	(167%	)

Loss per share	($0.10)			($0.35)

Weighted average common shares outstanding	29,247,497			26,441,072

__________________________

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	October 31,	April 30,
Selected Consolidated Balance Sheet Data	2009	2009

Cash	$3,441,969	$2,931,932
Current assets	6,281,649	5,909,760
Current liabilities	4,086,517	4,343,277
Total liabilities	4,195,239	4,496,868
Total assets	$17,663,864	$15,839,165

Revenue

	Three Months Ended October 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,451,826	76%	$2,113,617	70%	($661,791)	(31%	)
Service	448,781	24%	903,213	30%	(454,432)	(50%	)
Total revenue	$1,900,607	100%	$3,016,830	100%	($1,116,223)	(37%	)

Revenue by Region
International	$753,473	40%	$1,305,834	43%	($552,361)	(42%	)
North America	1,147,134	60%	1,710,996	57%	(563,862)	(33%	)
Total revenue	$1,900,607	100%	$3,016,830	100%	($1,116,223)	(37%	)

          For the three months ended October 31, 2009, we generated $1,900,607 in revenue compared to $3,016,830 for the three months ended October 31, 2008. This represents a decrease of $1,116,223 or 37% from the same period last year. We generated $1,451,826 in software revenue for the three months ended October 31, 2009 compared to $2,113,617 for the three months ended October 31, 2008, representing a decrease of $661,791 or 31%. The decrease in software revenue was primarily due to fewer large sales derived from our customer base, particularly among the original equipment manufacturer segment, during the three months ended October 31, 2009 compared to the three months ended October 31, 2008. For the three months ended October 31, 2009, service revenue was $448,781 compared to $903,213 for the three months ended October 31, 2008. The decrease of $454,432 in service revenue was primarily due to the decrease in software sales as service revenue is correlated to the amount of software sales in the period. International revenue outside of North America decreased by 42% during the three months ended October 31, 2009 compared to the three months ended October 31, 2008, due to an overall decrease in sales in the period. North American revenue decreased by 33%, compared to the three months ended October 31, 2008, due primarily to a decrease in sales of software and services to North American original equipment manufacturers.

	Six Months Ended October 31,
	2009		2008		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,593,169	66%	$3,961,922	70%	($1,368,753)	(35%	)
Service	1,357,895	34%	1,667,668	30%	(309,773)	(19%	)
Total revenue	$3,951,064	100%	$5,629,590	100%	($1,678,526)	(30%	)

Revenue by Region
International	$1,554,731	39%	$2,197,052	39%	($642,321)	(29%	)
North America	2,396,333	61%	3,432,538	61%	(1,036,205)	(30%	)
Total revenue	$3,951,064	100%	$5,629,590	100%	($1,678,526)	(30%	)

          For the six months ended October 31, 2009, we generated $3,951,064 in revenue compared to $5,629,590 for the six months ended October 31, 2008. This represents a decrease of $1,678,526 or 30% from the same period last year. We generated $2,593,169 in software revenue for the six months ended October 31, 2009 compared to $3,961,922 for the six months ended October 31, 2008, representing a decrease of $1,368,753 or 35%. The decrease in software revenue was primarily due to fewer large sales derived from our customer base, particularly among the original equipment manufacturer segment, during the six months ended October 31, 2009 compared to the six months ended October 31, 2008. For the six months ended October 31, 2009, service revenue was $1,357,895 compared to $1,667,668 for the six months ended October 31, 2008. The decrease of $309,773 in service revenue was primarily due to the decrease in software sales as service revenue is correlated to the amount of software sales in the period. International revenue outside of North America decreased by 29% during the six months ended October 31, 2009 compared to the six months ended October 31, 2008, primarily caused by lower software sales in Latin America and Europe. North American revenue decreased by 30% compared to the six months ended October 31, 2008, caused primarily by lower sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

          Cost of sales for the three and six months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009		October 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$727,874	38%	$1,086,203	36%	($358,329)	(33%)
Six months ended	$1,370,602	35%	$2,464,046	44%	($1,093,444)	(44%)

          Cost of sales was $727,874 for the three months ended October 31, 2009 compared to $1,086,203 for the three months ended October 31, 2008. The decrease of $358,329 was primarily attributable to a decrease in the amortization of intangible assets of approximately $294,000, a decrease in personnel and associated wages of approximately $100,000, a decrease in travel related expenses of approximately $18,000, and decrease in warranty expenses of approximately $31,000. The decrease was partially offset by an increase in the cost of third-party royalties and hardware used with our products of approximately $94,000.

          Cost of sales was $1,370,602 for the six months ended October 31, 2009 compared to $2,464,046 for the six months ended October 31, 2008. The decrease of $1,093,444 was primarily attributable to a decrease in the amortization of intangible assets of $633,000, a decrease in personnel and associated wages of approximately $269,000, a decrease in travel related expenses of approximately $29,000, and a net decrease in other expenses of approximately $162,000.

Sales and Marketing

          Sales and marketing expenses for the three and six months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009		October 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$690,551	36%	$1,186,713	39%	($496,162)	(42%)
Six months ended	$1,449,556	37%	$2,668,664	47%	($1,219,108)	(46%)

          Sales and marketing expenses were $690,551 for the three months ended October 31, 2009 compared to $1,186,713 for the three months ended October 31, 2008. The decrease of $496,162 was primarily attributable to an approximate decrease of $403,000 in sales and marketing personnel and associated wages and commissions as well as decreases in professional and consulting fees resulting from employee restructuring throughout fiscal year 2009. Travel expenses and stock based compensation also decreased by approximately $46,000 and $23,000, respectively.

          Sales and marketing expenses were $1,449,556 for the six months ended October 31, 2009 compared to $2,668,664 for the six months ended October 31, 2008. The decrease of $1,219,108 was primarily attributable to a decrease in sales and marketing personnel and associated wages and commissions of approximately $843,000 as well as decreases in professional and consulting fees of approximately $166,000 resulting from employee restructuring throughout fiscal year 2009. Travel expenses and stock based compensation also decreased by approximately $142,000 and $20,000, respectively.

Research and Development

          Research and development expenses for the three and six months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009		October 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,004,594	53%	$2,103,685	70%	($1,099,091)	(52%)
Six months ended	$1,824,722	46%	$5,121,097	91%	($3,296,375)	(64%)

          Research and development expenses were $1,004,594 for the three months ended October 31, 2009 compared to $2,103,685 for the three months ended October 31, 2008. The decrease of $1,099,091 was primarily attributable to a decrease in research and development personnel and associated wages and commissions as well as decreases in professional and consulting fees resulting from employee restructuring throughout fiscal year 2009. For the three months ended October 31, 2009, research and development related wages decreased by approximately $862,000 and professional services and consulting fees related to research and development decreased by approximately $186,000, compared to the three months ended October 31, 2008.

          Research and development expenses were $1,824,722 for the six months ended October 31, 2009 compared to $5,121,097 for the six months ended October 31, 2008. The decrease of $3,296,375 was primarily attributable to a decrease in research and development personnel and associated wages and commissions as well as decreases in professional and consulting fees resulting from employee restructuring throughout fiscal year 2009. For the six months ended October 31, 2009, research and development related wages decreased by approximately $2,750,000 and professional services and consulting fees related to research and development decreased by approximately $469,000, compared to the six months ended October 31, 2008.

General and Administrative

          General and administrative expenses for the three and six months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009		October 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,272,904	67%	$1,559,672	52%	($286,768)	(18%)
Six months ended	$1,895,303	48%	$3,787,799	67%	($1,892,496)	(50%)

          General and administrative expenses were $1,272,904 for the three months ended October 31, 2009 compared to $1,559,672 for the three months ended October 31, 2008. The decrease of $286,768 in general and administrative expenses was primarily attributable to decreases in personnel related costs resulting from employee restructuring throughout fiscal year 2009. This decrease was partially offset by an approximate increase of $371,000 in provision for bad debts related to the write-off of uncollectable accounts receivables. For the three months ended October 31, 2009 compared to the three months ended October 31, 2008, wages, stock-based compensation and professional fees related to general and administrative functions decreased by approximately $230,000, $44,000 and $243,000, respectively. In addition, rent and related insurance cost, travel and amortization expense decreased by approximately $46,000, $33,000, and $41,000 respectively.

          General and administrative expenses were $1,895,303 for the six months ended October 31, 2009 compared to $3,787,799 for the six months ended October 31, 2008. The decrease of $1,892,496 in general and administrative expenses was primarily attributable to decreases in personnel related costs resulting from employee restructuring throughout fiscal year 2009. This decrease was partially offset by an approximate increase of $92,000 in provision for bad debts related to the write-off of uncollectable accounts receivables. For the six months ended October 31, 2009 compared to the six months ended October 31, 2008, wages, stock-based compensation and professional fees related to general and administrative expenses decreased by approximately $602,000, $279,000 and $450,000, respectively. In addition, rent and related insurance cost decreased by $115,000 due to a reduction in office space required. Amortization of capital assets decreased by approximately $227,000 during the six months ended October 31, 2009 compared to the six months ended October 31, 2008 due to a charge taken to intangible assets at the end of fiscal 2009. Travel and communication expenses decreased by approximately $92,000 and $34,000, respectively, due to cost saving policies implemented during fiscal 2010, and other office expenses, which include supplies, utilities, office repairs, and maintenance decreased by approximately $130,000.

Restructuring Charges

          Restructuring charges for the three and six months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009		October 31, 2008		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	-	-	$742,035	25%	($742,035)	N/A
Six months ended	$44,912	1%	$932,996	17%	($888,084)	(95%)

          Restructuring charges for the three months ended October 31, 2009 were $nil compared to $742,035 for the three months ended October 31, 2008. The restructuring charges pertain to the employee restructuring activity for the three months ended October 31, 2008 as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

          Restructuring charges for the six months ended October 31, 2009 were $44,912 compared to $932,996 for the six months ended October 31, 2008. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

          Interest income for the three months ended October 31, 2009 was $33,816 compared to $32,198 for the three months ended October 31, 2008. Interest expense for the three months ended October 31, 2009 was $5 compared to $3,140 for the three months ended October 31, 2008.

          Interest income for the six months ended October 31, 2009 was $61,574 compared to $50,266 for the six months ended October 31, 2008. Interest expense for the six months ended October 31, 2009 was $1,671 compared to $10,435 for the six months ended October 31, 2008.

          Foreign exchange gain for the three months ended October 31, 2009 was $7,952 compared to $108,346 for the three months ended October 31, 2008. Foreign exchange loss for the six months ended October 31, 2009 was $421,761 compared to a loss of $74,695 for the six months ended October 31, 2008. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

          As of October 31, 2009, we had $3,441,969 in cash compared to $2,931,932 at April 30, 2009, representing an increase of $510,037. Our working capital was $2,195,132 at October 31, 2009 compared to $1,566,483 at April 30, 2009, representing an increase of $628,649.

          Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At October 31, 2009, we had cash of approximately $3.44 million and working capital of $2.20 million; however, our management projects that under our current operating plan, we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization beyond the completed employee rationalization.

Operating Activities

          Our operating activities resulted in a net cash outflow of $1,488,420 for the six months ended October 31, 2009. This compares with a net cash outflow of $6,416,698 for the same period last year and represents a $4,928,278 decrease in cash outflows from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2009 was primarily a result of a net loss of $2,995,889, a $492,291 increase in other assets related to a forward contract settlement and a $185,608 decrease in unearned revenue partially offset by a $131,118 increase in accounts payable and $687,217 decrease in accounts receivable. Included in the accounts payable was a $ 496,707 cash inflow related to a forward contract settlement. The net cash outflow was further offset by adjustments for non-cash expenses including $421,761 for foreign exchange loss, $410,402 for stock-based compensation, $422,556 for amortization of intangible assets and $154,209 for depreciation and amortization.

          The net cash outflow of $6,416,698 from operating activities for the six months ended October 31, 2008 was primarily a result of a net loss of $9,379,876 and a decrease in accounts payable of $255,459. The net cash outflow was offset by a decrease in accounts receivable of $539,443 and non-cash expenses including $1,055,644 for amortization of intangible assets, $819,953 for stock-based compensation and $411,273 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $17,208 for the six months ended October 31, 2009 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $152,324 for the same period last year from purchases of equipment and deposits. At October 31, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $1,865,104 for the six months ended October 31, 2009 compared to a net cash inflow of $3,752,835 for the six months ended October 31, 2008.

          On October 29, 2009 we issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from October 29, 2009 at an exercise price of US$0.90 per warrant.

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

New Accounting Pronouncements

          In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

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

          In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

          In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been partially financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On September 25, 2009, we issued an aggregate of 14,250 shares of common stock to an employee upon the exercise of stock options, of which 13,750 shares were at a price of $0.47 per share, and 500 shares were at a price of $0.44 per share. The shares were issued upon the exercise of stock options in accordance with the terms of the employee's stock option agreement, our 2004 Stock Option Plan and 2005 Amended and Restated Stock Option Plan, as applicable. We issued the 14,250 shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On October 1, 2009, we issued an aggregate of 7,875 shares of common stock to an employee upon the exercise of stock options, of which 6,000 shares were at a price of $0.47 per share, and 1,875 were at a price of $0.44 per share. The shares were issued upon the exercise of stock options in accordance with the terms of the employee's stock option agreement and our 2005 Amended and Restated Stock Option Plan. We issued the 7,875 shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On October 29, 2009, we issued 3,750 shares of common stock to an employee upon the exercise of stock options at a price of $0.44 per share. The shares were issued upon the exercise of stock options in accordance with the terms of the employee’s stock option agreement and our 2005 Amended and Restated Stock Option Plan. We issued the 3,750 shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On December 14, 2009, we granted 520,161 deferred share units to eight non-officer directors and two officers pursuant to our Deferred Share Unit Plan. Each deferred share unit provides the holder thereof the right to exchange the unit into an equivalent number of shares of our common stock under the terms and conditions of the Deferred Share Unit Plan. 278,226 of the deferred share units vest immediately and 241,935 of the deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested. We issued the deferred share units to ten non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On December 14, 2009, we granted stock options to our employees to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.60 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options are subject to vesting provisions as set forth in each employee's respective stock option agreement dated December 14, 2009. We issued the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 and/or U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          We held our annual and special meeting of shareholders on October 22, 2009 in Vancouver, British Columbia, Canada. There were 29,409,420 common shares of our company, and 219,481 series A exchangeable shares of our subsidiary, 6789722 Canada Inc., entitled to vote at the meeting, of which a total of 16,334,764 (55.13%) were represented at the meeting either in person or by proxy.

          Five proposals were approved by the shareholders at the annual and special meeting. The first resolution asked shareholders to elect Mark Bruk, Peter Charbonneau, Chris Cooper, William Jin, Donovan Jones, Owen Matthews, Terence Matthews, Greg Pelling and Larry Timlick as directors for a one-year term expiring on the day of the 2010 annual meeting of shareholders.

DIRECTORS	VOTES FOR	VOTES WITHHELD
Mark Bruk	16,229,860	104,904
Peter Charbonneau	16,234,949	99,815
Chris Cooper	16,229,417	105,347
William Jin	16,230,821	103,943
Donovan Jones	16,223,545	111,219
Owen Matthews	16,229,860	104,904
Terence Matthews	16,229,860	104,904
Greg Pelling	16,233,988	100,776
Larry Timlick	16,233,988	100,776

          The second proposal asked shareholders to ratify the appointment of BDO Dunwoody LLP, Chartered Accountants, as our independent registered public accounting firm for the year ending April 30, 2010 and to authorize the board of directors to fix the remuneration payable to the independent accountants.

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Ratify appointment	16,256,975	na	77,788
Fix remuneration	16,248,036	86,727	na

          The third proposal asked shareholders to confirm, ratify and approve the adoption of the Deferred Share Unit Plan and to confirm, ratify and approve the number of common shares that may be issued under the Deferred Share Unit Plan be 1,500,000 common shares of our company.

PROPOSAL	VOTES FOR	VOTES AGAINST
Approve the plan	5,044,643	44,435

          The fourth proposal asked shareholders to approve the increase in the number of shares of common stock issuable under our 2005 stock option plan by 800,000 shares.

PROPOSAL	VOTES FOR	VOTES AGAINST
Approve increase in plan	14,431,636	36,833

          The fifth proposal asked shareholders to approve the decrease in the number of shares of common stock issuable under our employee share purchase plan by 800,000 shares.

PROPOSAL	VOTES FOR	VOTES AGAINST
Approve decrease in plan	14,447,245	21,224

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

(10)	Material Contracts

10.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

10.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

10.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

10.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

10.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

10.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

10.7	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.8

Arrangement Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and NewHeights Software Corporation dated as of June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2007).

10.9

Exchangeable Share Support Agreement between CounterPath Solutions, Inc. and 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.10

Voting and Exchange Trust Agreement among CounterPath Solutions, Inc., 6789722 Canada Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. and Valiant Trust Company dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.11	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.12

Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.13

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.14

Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.15

Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.16

Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.17	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.18	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008) .

10.19

Settlement Agreement amongst Greg Pelling, CounterPath Corporation and CounterPath Technologies Inc. dated October 31, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.20

2005 Amended and Restated Stock Option Plan effective January 10, 2006 (incorporated by reference from our Post-Effective Amendment No.1 to the Registration Statement on Form S-8 filed on January 30, 2009).

10.21	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

10.22

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.23

Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

10.24	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

10.25	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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
Date: December 15, 2009

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 15, 2009