Form 10-Q
period 2010-01-31
COUNTERPATH CORP
filed 2010-03-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,983,806 shares of common stock issued and outstanding as of March 12, 2010.

COUNTERPATH CORPORATION
JANUARY 31, 2010 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash	$2,351,791	$2,931,932
Accounts receivable (net of allowance for doubtful accounts of $1,032,784 and $755,114, respectively)	1,546,144	2,524,220
Investment tax credits recoverable	102,817	143,334
Other current assets	854,816	310,274
Total current assets	4,855,568	5,909,760

Deposits	101,538	114,267
Equipment	202,638	258,442
Intangible assets (net of accumulated amortization of $4,018,121 and $3,375,195, respectively) – Note 2(e)	2,587,959	2,201,894
Goodwill – Note 2(e)	8,214,480	7,262,701
Other assets	67,912	92,101
Total Assets	$16,030,095	$15,839,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,191,821	$3,488,001
Unearned revenue	486,862	708,455
Customer deposits	4,213	9,443
Accrued warranty	108,786	137,378
Total current liabilities	3,791,682	4,343,277

Deferred lease inducements	9,619	55,016
Unrecognized tax benefit	98,575	98,575
Total liabilities	3,899,876	4,496,868

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2010 – 1; April 30, 2009 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 83,076,900 Issued and outstanding: January 31, 2010 – 32,949,835 April 30, 2009 – 28,832,050	32,949	28,832
Additional paid-in capital	51,743,434	48,718,443
Accumulated deficit	(39,095,668)	(34,318,195)
Accumulated other comprehensive loss – currency translation adjustment	(550,496)	(3,086,783)
Total stockholders’ equity	12,130,219	11,342,297
Liabilities and Stockholders’ Equity	$16,030,095	$15,839,165

Going concern – Note 2
Commitments and contingent liability – Notes 7 and 8
Subsequent events – Note 11

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenue – Note 6:
Software	$1,030,004	$1,305,303	$3,623,173	$5,267,225
Service	333,414	724,758	1,691,309	2,392,426
Total revenue	1,363,418	2,030,061	5,314,482	7,659,651
Operating expenses:
Cost of sales (includes depreciation of $4,911 and $48,490 and amortization of intangible assets of $642,925 and $1,514,515 for nine months ended January 31, 2010 and 2009 respectively – Note 2(e))	794,364	863,573	2,164,966	3,327,619
Sales and marketing	644,212	762,398	2,093,768	3,431,062
Research and development	797,162	1,142,497	2,621,884	6,263,594
General and administrative	915,302	1,524,559	2,810,605	5,312,358
Restructuring costs – Note 9	-	26,268	44,912	959,264
Total operating expenses	3,151,040	4,319,295	9,736,135	19,293,897
Loss from operations	(1,787,622)	(2,289,234)	(4,421,653)	(11,634,246)
Interest and other income (expense), net:
Interest income	53,239	33,627	114,813	83,893
Interest expense	(685)	(1,278)	(2,356)	(11,713)
Foreign exchange gain (loss)	(46,516)	19,360	(468,277)	(55,335)
Net loss for the period	$(1,781,584)	$(2,237,525)	$(4,777,473)	$(11,617,401)
Other comprehensive income (loss):

Foreign currency translation adjustments	82,992	(282,407)	2,536,287	(3,314,268)
Comprehensive loss	$(1,698,592)	$(2,519,932)	$(2,241,186)	$(14,931,669)
Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.16)	$(0.42)

Weighted average common shares outstanding:	30,710,069	28,542,855	30,395,799	27,721,110

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net loss for the period	$(4,777,473)	$(11,617,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,219	510,907
Amortization of intangible assets	642,925	1,514,515
Stock-based compensation – Note 5	747,198	1,077,085
Foreign exchange loss	468,277	55,335
Changes in assets and liabilities:
Accounts receivable	1,066,118	2,827,038
Other current assets	(529,867)	272,773
Accounts payable and accrued liabilities	(151,112)	(765,453)
Unearned revenue	(207,339)	(63,024)
Customer deposits	(5,230)	(74,608)
Accrued warranty	(28,594)	(457)
Net cash used in operating activities	(2,554,878)	(6,263,290)

Cash flows from investing activities:
Purchase of equipment	(53,641)	(82,083)
Deposits	25,740	(28,396)
Decrease (increase) in other assets	24,189	79,625
Net cash used in investing activities	(3,712)	(30,854)

Cash flows from financing activities:
Common stock issued, net of transaction costs	1,881,854	3,752,835
Net cash provided by financing activities	1,881,854	3,752,835

Foreign exchange effect on cash	96,595	(298,194)

Decrease in cash	(580,141)	(2,839,503)

Cash, beginning of the period	2,931,932	6,223,613
Cash, end of the period	$2,351,791	$3,384,110

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,356	$11,713
Taxes	–	–
Non cash transactions – Notes 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, May 1, 2009	28,832,050	$28,832	1	$–	$48,718,443	$(34,318,195)	$(3,086,783)	$11,342,297

Shares issued:
Private Placements – Note 5	3,333,334	3,333	–	–	1,849,793	–	–	1,853,126
As part of debt settlement – Note 5	527,370	527	–	–	392,889	–	–	393,416
Exercise of stock options	25,875	26	–	–	11,952	-	-	11,978
Employee share purchase plan	26,660	26	-	-	23,365	-	-	23,391
Exchange of subsidiary preferred shares	204,546	205	–	–	(205)	–	–	–
Stock-based compensation – Note 5	–	–	–	–	747,198	–	–	747,198
Net loss for the period	–	–	–	–	–	(4,777,473)	–	(4,777,473)
Foreign currency translation adjustment	–	–	–	–	–	–	2,536,287	2,536,287
Balance, January 31, 2010 (Unaudited)	32,949,835	$32,949	1	$–	$51,743,434	$(39,095,668)	$(550,496)	$12,130,219

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
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
January 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $39,095,668 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $11-$13 million to fund ongoing operations and working capital requirements through January 31, 2011. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 5, and to increase revenues and decrease costs from operations.

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
January 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

c)	New Accounting Pronouncements

ASC 805. FASB statement No 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codifications. ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any material impact on these financial statements.

ASC 810. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). SFAS No. 160 was incorporated into ASC 810. ASC 810 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of this standard did not have any material impact on these financial statements.

ASC 815: In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for financial statements issued for years beginning after November 15, 2008 and interim periods within those years. The adoption of this standard did not have any material impact on these financial statements.

ASC 855: In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard was in effect for the Company’s interim and annual periods beginning with the interim three month period ended July 31, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated subsequent events as at March 12, 2010 for potential recognition and disclosure in the financial statements. This date represents the date the financial statements are available to be issued.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

ASC 105: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company has updated its financial reporting process of providing Codification references in its public filings and the Codification references are reflected in these consolidated interim financial statements.

ASC 260. FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share-based payment transactions. Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described. ASC 260 is effective for years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard did not have any material impact on these financial statements.

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
January 31, 2010
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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

d)	Derivative Instruments and Hedging Activities

ASC 815. The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because ASC 815 only requires additional disclosure, the adoption of ASC 815 did not impact the Company’s financial position, results of operations, and cash flows (see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Interim Consolidated Financial Statements).

e)	Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Statement of Financial Accounting Standards ASC 350, “Goodwill and Other Intangible Assets” (“SFAS ASC 350”) ASC 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level which is CounterPath Corporation.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2010 was $6,267,114 (CDN$6,704,947) (April 30, 2009-$5,540,968) and $1,947,366 (CDN$2,083,752) (April 30, 2009-$1,721,733), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded to the nine months ended January 31, 2010 (2009 - $nil).

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
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

A summary of the Company’s intangible assets, net, at January 31, 2010 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,498,582	$3,192,888	$1,636,114	$1,669,580
Customer assets	2,862,831	825,233	1,119,219	918,379
Intangible assets	$9,361,413	$4,018,121	$2,755,333	$2,587,959

f)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 3	Related Party Transactions

During the three and nine months ended January 31, 2010 and 2009, the Company incurred the following lease expense to a company with a director in common with the Company:

		Three Months Ended			Nine Months Ended
		January 31,			January 31,
		2010	2009		2010	2009

Lease payment	$	Nil $	Nil	$	Nil $	3,446

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
January 31, 2010
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

The Company’s software license revenue for the three and nine months ended January 31, 2010, pursuant to the terms of these agreements, was $138,346 and $407,487 (2009 - $221,748 and $909,256), respectively.

As at January 31, 2010, the Company had an accounts receivable balance from Mitel of $122,156 (April 30, 2009 - $155,208).

During the three and nine months ended January 31, 2010, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $18,680 and $56,040 (2009 - $67,970 and $200,910) respectively to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at January 31, 2010, the Company had an accounts payable balance to KRP of $18,250 (April 30, 2009 -$13,210).

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

On May 11, 2009 the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On December 16, 2009 the Company issued 154,546 shares of common stock pursuant to a holder of 154,546 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights There were 65,295 outstanding exchangeable shares as of January 31, 2010 (April 30, 2009 - 269,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 5	Common Stock – (cont’d)

On October 29, 2009, the Company issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000). The Company incurred $14,636 of transaction costs. Each unit consists of one share of common stock in the capital of the Company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of the Company for a period of two years commencing from October 29, 2009 at an exercise price of $0.90 per warrant.

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

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under ASC 178 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by SAB No. 110, Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the nine month period ended January 31, 2010 and 2009 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair value of options granted during the nine months ended January 31, 2010 was $0.35 (2009 - $0.50) . The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2010	January 31, 2009
Risk-free interest rate	2.30%	2.26%
Expected volatility	84.6%	68.8%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.35	$0.50

The following is a summary of the status of the Company’s stock options as of January 31, 2010 and the stock option activity during the nine months ended January 31, 2010:

		Weighted-
		average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2009	4,650,768	$1.13
Granted	800,000	$0.60
Forfeited / Cancelled	(802,894)	$1.23
Exercised	(25,875)	$0.46
Expired	(66,400)	$0.81
Outstanding at January 31, 2010	4,555,599	$1.04

Exercisable at January 31, 2010	2,613,581	$1.29
Exercisable at April 30, 2009	2,474,207	$1.41

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2010:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	536,333	$32,180	December 15, 2013	147,809	$8,869
$0.47	1,048,547	31,456	February 22, 2010 to September 26, 2016	962,811	28,884
$0.60	600,000	–	December 14, 2014	20,000	–
$0.62	850,000	–	April 17, 2014	159,375	–
$1.75	250,000	–	May 14, 2013	104,167	–
$1.90	66,719	–	March 8, 2015	66,719	–
$1.95	582,400	–	September 7, 2010 to January 10, 2016	582,400	–
$2.00	246,000	–	January 1, 2011 to February 28, 2015	246,000	–
$2.15	240,000	–	September 7, 2016	200,000	–
$3.05	135,600	–	May 23, 2016	124,300	–

January 31, 2010	4,555,599	$63,636		2,613,581	$37,753

April 30, 2009	4,650,768	$494,764		2,474,207	$214,046

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.50 per share as of January 31, 2010 (April 30, 2009 – $0.69), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2010 was 1,110,620 (April 30, 2009 – 972,936). The total intrinsic value of options exercised during the nine months ended January 31, 2010 was $960 (2009 –$nil). The grant date fair value of options vested during the nine months ended January 31, 2010 was $597,022 (2009 – $938,301).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2010.

		Weighted Average
	Number of	Grant-Date Fair
	Options	Value
Non-vested options at April 30, 2009	2,176,561	$0.64
Granted	800,000	$0.35
Vested	(682,242)	$0.88
Forfeited	(352,301)	$0.47
Non-vested options at January 31, 2010	1,942,018	$0.44

As of January 31, 2010 there was $736,752 (2009 – $1,278,035) of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.65 years (2009 – 0.96 years).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Cost of sales	$9,748	$18,305	$47,339	$56,822
Sales and marketing	18,590	27,465	67,687	96,416
Research and development	12,962	41,448	68,447	206,277
General and administrative	116,897	169,914	385,125	717,570
Total stock-based compensation	$158,197	$257,132	$568,598	$1,077,085

Warrants

During the nine months ended January 31, 2010, the Company entered into a warrant surrender agreement with a warrant holder whereby the holder surrendered, and the Company cancelled 750, 000 warrants. In addition, the Company issued 1,666,667 warrants as part of a unit offering which closed on October 29, 2009 (2008 –1,216,720). The fair value of the stock purchase warrants issued was $412,414 (2008 – $391,831). The warrants enable the holders thereof the right to purchase up to 1,666,667 shares of the Company’s common stock, exercisable for two years from October 29, 2009. The assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2010	January 31, 2009

Risk-free interest rate	0.90%	1.58% - 2.52%
Expected volatility	79.94%	48.54% - 66.34%
Expected term	2 yrs	2 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.23	$0.31-$0.44

The following table summarizes information regarding the warrants outstanding as of January 31, 2010:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates

			November 30, 2009 to
Warrants at April 30, 2009	2,265,421	$3.04	October 24, 2010
Granted	1,666,667	$0.90	October 29, 2011
Forfeited / Cancelled	(750,000)	$4.00	November 30, 2009
Expired	(250,000)	$4.00	November 30, 2009
Warrants at January 31, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011

The warrant holder for 750,000 warrants due to expire on November 30, 2009 surrendered his warrants on September 30, 2009.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
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

A total of 700,000 shares have been reserved for issuance under the ESPP, as amended on October 22, 2009. As of January 31, 2010, a total of 673,340 shares were available for issuance under the ESPP. During the nine months ended January 31, 2010, 26,660 shares were issued from treasury to employees under the ESPP.

Deferred Share Unit Plan

As of October 22, 2009 the Company offers a deferred share unit plan (“DSUP”) to non-employee directors and senior officers of the Company or any of our subsidiaries.

Under the terms of the DSUP, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense in the period of grant.

A total of 1,500,000 shares have been reserved for issuance under the DSUP. During the nine months ended January 31, 2010, 520,161 deferred share units were issued under the DSUP, of which 241,935 were granted to officers and 278,226 were granted to directors. As of January 31, 2010, a total of 1,500,000 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2010, and changes during the period then ended:

		Weighted Average
		grant date Fair
	Number of DSU’s	value per unit

DSU’s at April 30, 2009	–	$ –
Granted	520,161	$ 0.35
Conversions	–	$ –
Outstanding at January 31, 2010	520,161	$ 0.35

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

As of January 31, 2010 there was $133,497 (2009 – $nil) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.87 years (2009 – nil).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

General and administrative	$178,600	$–	$178,600	$–
Total deferred share unit-based compensation	$178,600	$–	$178,600	$–

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
North America	$676,666	$1,106,684	$3,072,998	$4,312,501
Europe	399,652	556,985	1,350,655	2,173,221
Asia and Africa	110,580	214,739	488,403	574,542
Latin America	176,520	151,653	402,426	599,387
	$1,363,418	$2,030,061	$5,314,482	$7,659,651

Contained within the results of North America for the three and nine months ended January 31, 2010 are revenues from the United States of $508,416 and $2,588,256 (2009 - $709,371 and $3,201,514) respectively and from Canada of $168,250 and $484,742 (2009 - $397,313 and $1,110,987) respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2010 are revenues from the United Kingdom of $102,057 and $275,276 (2009 - $131,991 and $514,706) respectively, from Germany of $40,837 and $245,753 (2009 - $210,753 and $512,055) respectively, from the Netherlands of $10,601 and $146,257 (2009 - $34,193 and $48,271) respectively, from Switzerland of $89,767 and $125,865 (2009 -$6,710 and $17,596) respectively, and from Slovenia of $9,563 and $111,819 (2009 - $Nil and $Nil) respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 6	Segmented Information – (cont’d)

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2010 are revenues from Nigeria of $6,450 and $170,250 (2009 - $Nil and $Nil) respectively, from Israel of $24,796 and $89,558 (2009 - $2,517and $52,892) respectively, from Australia of $25,221 and $51,402 (2009 - $Nil and $5,594) respectively, from the Philippines of $1,107 and $33,351 (2009 - $Nil and $Nil) respectively, and from Japan of $5,873 and $30,730 (2009 - $138,692 and $220,751) respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2010 are revenues from Mexico of $166,829 and $288,259 (2009 - $22,381 and $225,584) respectively, from Colombia of $5,899 and $37,912 (2009 - $42,053 and $50,123) respectively, from Brazil of $3,607 and $31,189 (2009 -$14,521 and $117,983) respectively, from Argentina of $1,898 and $14,859 (2009 - $8,279 and $26,228) respectively, and from Chile of $4,087 and $13,095 (2009 - $Nil and $25,181) respectively,.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31,	April 30,
	2010	2009

Canada	$11,061,982	$9,793,247
United States	11,007	21,891
Total	$11,072,989	$9,815,138

Revenue from significant customers for the three and nine months ended January 31, 2010 and 2009 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Customer A	10%	19%	8%	15%
Customer B	1%	10%	7%	14%
Customer C	10%	-%	3%	-%
	21%	29%	18%	29%

Accounts receivable balances for Customer A were $122,156 as at January 31, 2010 (April 30, 2009 -$155,208). Accounts receivable balances for Customer B were $Nil as at January 31, 2010 (April 30, 2009 -$323,285). Accounts receivable balances for Customer C were $Nil as at January 31, 2010 (April 30, 2009 -$7,025).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 7	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On February 5, 2009, the Company entered into an extension agreement on this lease which commenced on April 1, 2009 and expired on September 30, 2009. On July 28, 2009, the Company entered into another extension agreement on this lease which commenced on October 1, 2009 and expires on March 31, 2010. The monthly lease payment under the new extension agreement is $2,225. On January 14, 2010, the Company entered into another extension agreement on this lease which commences on April 1, 2010 and expires March 31, 2011. The monthly lease payment under the new extension agreement is $2,339.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,280 was made. The monthly lease payment under this agreement is $9,280 plus $7,411 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,436. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,006 (CDN$3,216) plus $2,964 (CDN$3,171) in operating costs.

c)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,227.

d)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay at total of $462,677 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office	Office Leases
	Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2010	$18,680	$218,170	$(40,219)	$196,631	$30,845
2011	74,720	761,755	(160,878)	675,597	123,380
2012	74,720	412,015	(160,878)	325,857	123,380
2013	–	83,456	(67,032)	16,424	77,113
	$168,120	$1,475,396	$(429,007)	$1,214,509	$354,718

Note 8	Contingent Liability

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 9	Restructuring

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $nil (2009 – $26,268) and $44,912 (2009 – $959,264) during the three and nine months ended January 31, 2010, respectively. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 10	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended January 31, 2010 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Nine Months Ended
In U.S. dollars	January 31,
	2010	2009

Canadian dollar	$500,000	$-
Total	$500,000	$-

The fair value of forward contracts as of January 31, 2010 was $521,654.

Note 11	Subsequent Events

a)

On February 9, 2010, the Company granted stock options to an employee to purchase 200,000 shares of common stock at an exercise price of $0.45 per share. On March 11, 2010, the Company granted stock options to an employee to purchase 20,000 shares of common stock at an exercise price of $0.49 per share. The stock options are exercisable for a period of five years pursuant to the Company’s 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At January 31, 2010 we have a restructuring accrual for severance of $nil.

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

     Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

Revenue Recognition

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) ASC 985-605 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.

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

     For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force Issue ASC 605-25, “Revenue Arrangements with Multiple Deliverables” and revenues are recognized under ASC 605-35, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, generally using the percentage-of-completion method.

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

Stock-Based Compensation

     Stock options granted are accounted for under ASC 718 “Share-Based Payment” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 178 replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2010 in determining the expense recorded in our consolidated statement of operations.

     Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2010, we recorded an expense of $747,198 in connection with share-based payment awards. A future expense of non-vested options of $736,752 is expected to be recognized over a weighted-average period of 2.65 years. A future expense of non-vested deferred share units of $133,497 is expected to be recognized over a weighted-average period of 2.87 years.

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

Goodwill and Intangible Assets

     We have a significant amount of goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Goodwill and Intangible Assets—Impairment Assessments

     We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Goodwill and Other Intangible Assets. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2009, did not result in an impairment charge, nor did we record any goodwill impairment for the nine months ending January 31, 2010.

     We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an other- than- temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $2.75 million consisting of $1.75 million for the intangible assets of NewHeights and $1.0 million for the intangible assets of FirstHand. During the most recent quarter ended January 31, 2010, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

     Our operating activities during the three and nine months ended January 31, 2010 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2010 and 2009, and as at January 31, 2010 and April 30, 2009 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2010 and 2009 and fiscal year ended April 30, 2009. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of Non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize Non-GAAP operating expenses to CounterPath Corporation internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended January 31,
	2010			2009
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue

Revenue	$1,363,418	100%		$2,030,061	100%

Non-GAAP operating expenses[1]	2,593,875	190%		3,603,293	177%
Stock-based compensation	336,796	25%		257,132	13%
Amortization of intangible assets	220,369	16%		458,870	23%
GAAP operating expenses	3,151,040	231%		4,319,295	213%

Loss from operations	(1,787,622)	(131%	)	(2,289,234)	(113%	)
Interest income, net	52,554	4%		32,349	2%
Foreign exchange gain (loss)	(46,516)	(3%	)	19,360	1%
Net loss	($1,781,584)	(131%	)	($2,237,525)	(110%	)

Loss per share	($0.06)			($0.08)

Weighted average common shares outstanding	30,710,069			28,542,855

______________

1. Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Nine Months Ended January 31,
	2010			2009
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue

Revenue	$5,314,482	100%		$7,659,651	100%

Non-GAAP operating expenses[1]	8,346,012	157%		16,702,297	218%
Stock-based compensation	747,198	14%		1,077,085	14%
Amortization of intangible assets	642,925	12%		1,514,515	20%
GAAP operating expenses	9,736,135	183%		19,293,897	252%

Loss from operations	(4,421,653)	(83%	)	(11,634,246)	(152%	)
Interest income (expense), net	112,457	2%		72,180	1%
Foreign exchange loss	(468,277)	(9%	)	(55,335)	(1%	)
Net loss	($4,777,473)	(90%	)	($11,617,401)	(152%	)

Loss per share	($0.16)			($0.42)

Weighted average common shares outstanding	30,395,799			27,721,110

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	January 31,	April 30,
Selected Consolidated Balance Sheet Data	2010	2009

Cash	$2,351,791	$2,931,932
Current assets	4,855,568	5,909,760
Current liabilities	3,791,682	4,343,277
Total liabilities	3,899,876	4,496,868
Total assets	$16,030,095	$15,839,165

Revenue

	Three Months Ended January 31,
	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,030,004	76%	$1,305,303	64%	($275,299)	(21%	)
Service	333,414	24%	724,758	36%	(391,344)	(54%	)
Total revenue	$1,363,418	100%	$2,030,061	100%	($666,643)	(33%	)

	Three Months Ended January 31,
	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
International	$686,752	50%	$923,377	45%	($236,625)	(26%	)
North America	676,666	50%	1,106,684	55%	(430,018)	(39%	)
Total revenue	$1,363,418	100%	$2,030,061	100%	($666,643)	(33%	)

     For the three months ended January 31, 2010, we generated $1,363,418 in revenue compared to $2,030,061 for the three months ended January 31, 2009. This represents a decrease of $666,643 or 33% from the same period last year. We generated $1,030,004 in software revenue for the three months ended January 31, 2010 compared to $1,305,303 for the three months ended January 31, 2009, representing a decrease of $275,299 or 21%. The decrease in software revenue was primarily due to fewer large sales derived from our customer base, particularly among the original equipment manufacturer segment, during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. For the three months ended January 31, 2010, service revenue was $333,414 compared to $724,758 for the three months ended January 31, 2009. The decrease of $391,344 in service revenue was primarily due to the decrease in software sales as service revenue is typically correlated to the amount of software sales in the period. International revenue outside of North America decreased by 26% during the three months ended January 31, 2010 compared to the three months ended January 31, 2009, due to an overall decrease in sales in the period. North American revenue decreased by 39%, compared to the three months ended January 31, 2009, due primarily to a decrease in sales of software and services to North American original equipment manufacturers.

	Nine Months Ended January 31,
	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,623,173	68%	$5,267,225	69%	($1,644,052)	(31%	)
Service	1,691,309	32%	2,392,426	31%	(701,117)	(29%	)
Total revenue	$5,314,482	100%	$7,659,651	100%	($2,345,169)	(31%	)

Revenue by Region
International	$2,241,484	42%	$3,347,151	44%	($1,105,667)	(33%	)
North America	3,072,998	58%	4,312,500	56%	(1,239,502)	(29%	)
Total revenue	$5,314,482	100%	$7,659,651	100%	($2,345,169)	(31%	)

     For the nine months ended January 31, 2010, we generated $5,314,482 in revenue compared to $7,659,651 for the nine months ended January 31, 2009. This represents a decrease of $2,345,169 or 31% from the same period last year. We generated $3,623,172 in software revenue for the nine months ended January 31, 2010 compared to $5,267,225 for the nine months ended January 31, 2009, representing a decrease of $1,644,052 or 31%. The decrease in software revenue was primarily due to fewer large sales derived from our customer base, particularly among the original equipment manufacturer segment, during the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009. For the nine months ended January 31, 2010, service revenue was $1,691,309 compared to $2,392,426 for the nine months ended January 31, 2009. The decrease of $701,117 in service revenue was primarily due to the decrease in software sales as service revenue is typically correlated to the amount of software sales in the period. International revenue outside of North America decreased by 33% during the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009, primarily caused by lower software sales in Latin America and Europe. North American revenue decreased by 29% compared to the nine months ended January 31, 2009, caused primarily by lower sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2010 and 2009 were as follows:

	January 31, 2010		January 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$794,364	58%	$863,573	43%	($69,209)	(8%	)
Nine months ended	$2,164,966	41%	$3,327,619	43%	($1,162,653)	(35%	)

     Cost of sales was $794,364 for the three months ended January 31, 2010 compared to $863,573 for the three months ended January 31, 2009. The decrease of $69,209 was primarily attributable to a decrease in the amortization of intangible assets of approximately $239,000. The decrease was partially offset by an increase in personnel and associated wages of approximately $24,000 and an increase in third-party royalties and hardware used with our products of approximately $150,000.

     Cost of sales was $2,164,966 for the nine months ended January 31, 2010 compared to $3,327,619 for the nine months ended January 31, 2009. The decrease of $1,162,653 was primarily attributable to a decrease in the amortization of intangible assets of approximately $871,000, a decrease in personnel and associated wages of approximately $257,000 as a result of restructuring in the second quarter of fiscal year 2009, a decrease in travel related expenses of approximately $27,000, and a net decrease in other expenses of approximately $133,000. The decrease was partially offset by an increase in the cost of third-party royalties and hardware used with our products of approximately $126,000.

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended January 31, 2010 and 2009 were as follows:

	January 31, 2010		January 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$644,212	47%	$762,398	38%	($118,186)	(16%	)
Nine months ended	$2,093,768	39%	$3,431,062	45%	($1,337,294)	(39%	)

     Sales and marketing expenses were $644,212 for the three months ended January 31, 2010 compared to $762,398 for the three months ended January 31, 2009. The decrease of $118,186 was primarily attributable to an approximate decrease of $110,000 in sales and marketing personnel and associated wages and commissions as well as decreases in professional and consulting fees resulting from employee restructuring during fiscal year 2010. Other expenses decreased by a net amount of approximately $8,000.

     Sales and marketing expenses were $2,093,768 for the nine months ended January 31, 2010 compared to $3,431,062 for the nine months ended January 31, 2009. The decrease of $1,337,294 was primarily attributable to a decrease in sales and marketing personnel and associated wages and commissions of approximately $1,178,000 resulting from employee restructuring during fiscal year 2009. Travel expenses and stock based compensation also decreased by approximately $130,000 and $28,000, respectively.

Research and Development

     Research and development expenses for the three and nine months ended January 31, 2010 and 2009 were as follows:

	January 31, 2010		January 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$797,162	58%	$1,142,497	56%	($345,335)	(30%	)
Nine months ended	$2,621,884	49%	$6,263,594	82%	($3,641,710)	(58%	)

     Research and development expenses were $797,162 for the three months ended January 31, 2010 compared to $1,142,497 for the three months ended January 31, 2009. The decrease of $345,335 was primarily attributable to a decrease in research and development personnel and associated wages resulting from employee restructuring during fiscal year 2009. For the three months ended January 31, 2010, research and development related wages decreased by approximately $247,000, stock based compensation decreased by approximately $28,000 and other expenses decreased by approximately $67,000.

     Research and development expenses were $2,621,884 for the nine months ended January 31, 2010 compared to $6,263,594 for the nine months ended January 31, 2009. The decrease of $3,641,710 was primarily attributable to a decrease in research and development personnel and associated wages as well as decreases in professional and consulting fees resulting from employee restructuring during fiscal year 2009. For the nine months ended January 31, 2010, research and development related wages decreased by approximately $3,000,000, professional services and consulting fees related to research and development decreased by approximately $460,000, stock based compensation decreased by approximately $138,000, and other expenses decreased by approximately $44,000 compared to the nine months ended January 31, 2009.

General and Administrative

     General and administrative expenses for the three and nine months ended January 31, 2010 and 2009 were as follows:

	January 31, 2010		January 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$915,302	67%	$1,524,559	75%	($609,257)	(40%	)
Nine months ended	$2,810,605	53%	$5,312,358	69%	($2,501,753)	(47%	)

     General and administrative expenses were $915,302 for the three months ended January 31, 2010 compared to $1,524,559 for the three months ended January 31, 2009. The decrease of $609,257 in general and administrative expenses was primarily attributable to a decrease in personnel related costs of approximately $230,000 resulting from employee restructuring during fiscal year 2009, a decrease in provision for bad debts of approximately $346,000, a decrease in professional fees of approximately $100,000, a decrease in other expenses of approximately $52,000, partially offset by an increase of approximately $118,000 in stock based compensation expense.

     General and administrative expenses were $2,810,605 for the nine months ended January 31, 2010 compared to $5,312,358 for the nine months ended January 31, 2009. The decrease of $ 2,501,753 in general and administrative expenses was primarily attributable to decreases in personnel related costs resulting from employee restructuring during fiscal year 2009. For the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009, wages, stock-based compensation, provision for bad debts, and professional fees related to general and administrative expenses decreased by approximately $804,000, $162,000, $254,000 and $587,000, respectively. In addition, rent and related insurance cost decreased by approximately $104,000 due to a reduction in office space required. Amortization of capital assets decreased by approximately $255,000 during the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009 due to a charge taken to intangible assets at the end of fiscal year 2009. Travel , patent related costs and communication expenses decreased by approximately $91,000, $145,000 and $41,000, respectively, due to cost saving policies implemented during fiscal 2010, and other office expenses, which include supplies, utilities, office repairs, and maintenance decreased by approximately $68,000.

Restructuring Charges

Restructuring charges for the three and nine months ended January 31, 2010 and 2009 were as follows:

		January 31, 2010		January 31, 2009		Period-to-Period Change
			Percent		Percent		Percent
			of		of		Increase/
		Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$	Nil	Nil%	$26,268	1%	($26,268)	(100%	)
Nine months ended		$44,912	1%	$959,264	13%	($914,352)	(95%	)

     Restructuring charges for the three months ended January 31, 2010 were $Nil compared to $26,268 for the three months ended January 31, 2009. The restructuring charges pertain to the employee restructuring activity for the three months ended January 31, 2009 as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

     Restructuring charges for the nine months ended January 31, 2010 were $44,912 compared to $959,264 for the nine months ended January 31, 2009. These costs were related to employee severance arrangements as a result of the consolidation of administrative, sales and marketing, and research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

     Interest income for the three months ended January 31, 2010 was $53,239 compared to $33,627 for the three months ended January 31, 2009. Interest expense for the three months ended January 31, 2010 was $685 compared to $1,278 for the three months ended January 31, 2009.

     Interest income for the nine months ended January 31, 2010 was $114,813 compared to $83,893 for the nine months ended January 31, 2009. Interest expense for the nine months ended January 31, 2010 was $2,356 compared to $11,713 for the nine months ended January 31, 2009.

     Foreign exchange loss for the three months ended January 31, 2010 was $46,516 compared to a foreign exchange gain of $19,360 for the three months ended January 31, 2009. Foreign exchange loss for the nine months ended January 31, 2010 was $468,277 compared to a loss of $55,335 for the nine months ended January 31, 2009. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of January 31, 2010, we had $2,351,791 in cash compared to $2,931,932 at April 30, 2009, representing a decrease of $580,141. Our working capital was $1,063,886 at January 31, 2010 compared to $1,566,483 at April 30, 2009, representing a decrease of $502,597.

     Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At January 31, 2010, we had cash of approximately $2.35 million and working capital of approximately $1.06 million; however, our management projects that under our current operating plan, we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization.

Operating Activities

     Our operating activities resulted in a net cash outflow of $2,554,878 for the nine months ended January 31, 2010. This compares with a net cash outflow of $6,263,290 for the same period last year and represents a $3,708,412 decrease in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2010 was primarily a result of a net loss of $4,777,473, a $529,867 decrease in other current assets related to a forward contract settlement, a $151,112 decrease in accounts payable, and a $207,339 decrease in unearned revenue partially offset by a $1,066,118 decrease in accounts receivable. The net cash outflow was further offset by adjustments for non-cash expenses including $468,277 for foreign exchange loss, $568,598 for stock-based compensation, $642,925 for amortization of intangible assets, and $220,219 for depreciation and amortization.

     The net cash outflow of $6,263,290 from operating activities for the nine months ended January 31, 2009 was primarily a result of a net loss of $11,617,401 partially offset by non-cash charges including stock-based compensation under ASC 718 of $1,077,085, depreciation of $510,907, and amortization of intangible assets of $1,514,515. A decrease in accounts payable of $765,453 due to the payout of accrued legal and professional fees consumed cash. This use of cash was partially offset by cash provided by a decrease in accounts receivable of $2,827,038 that includes receipt of investment tax credits of $1,061,133.

Investing Activities

     Investing activities resulted in a net cash outflow of $3,712 for the nine months ended January 31, 2010 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $30,854 for the same period last year from purchases of equipment and deposits. At January 31, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,881,854 for the nine months ended January 31, 2010 compared to a net cash inflow of $3,752,835 for the nine months ended January 31, 2009.

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

New Accounting Pronouncements

ASC 855. In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). This statement was incorporate into ASC 855, Subsequent Events (“ASC 855”). ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard was in effect for our interim and annual periods beginning with the interim three month period ended July 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

     ASC 860. In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. This statement was incorporated into ASC 860, Accounting for Transfers of Financial Assets (“ASC 860”). Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement ASC 860 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. ASC 860 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. We have no current involvement with transferred assets but will comply should the situation arise.

     ASC 105. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our company’s financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

     ASC 260. FASB Staff Position (“FSP”) EITF 03-06-1, Participating securities and instruments granted in share-based payment transactions. Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting that should be included in the earnings allocation in computing earnings per share under the two-class method described, Earnings per Share. ASC 260 is effective for years beginning after December 15, 2008, and interim periods within those years. The adoption of this standard did not have a material impact on our financial statements.

     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. We are currently assessing the impact of adoption of ASU 2009-13 and do not currently plan to early adopt.

     In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU

2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. We are currently assessing the impact of adoption of ASU 2009-14 and do not currently plan to early adopt.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On February 9, 2010, we granted stock options to an employee to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.45 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

     On March 11, 2010, we granted stock options to an employee to purchase 20,000 shares of our common stock at an exercise price of $0.49 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

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
Date: March 12, 2010

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: March 12, 2010