Form 10-K
period 2010-04-30
COUNTERPATH CORP
filed 2010-07-27
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Approximately $8,441,464 based on a price of $0.59 per share, being the average of bid and ask prices on October 30, 2009 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,080,645 shares of common stock issued and outstanding as of July 23, 2010.

COUNTERPATH CORPORATION
APRIL 30, 2010 ANNUAL REPORT ON FORM 10-K

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

     Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Telecommunication service providers deploy a VoIP or fixed-mobile convergence service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Original equipment manufacturers combine our applications with additional software and/or services as part of their solution offerings for their customers. Businesses deploy our desktop and mobile applications to enable their workforces to communicate via VoIP and extend their business phone system's features to desktop and mobile devices. End users purchase our desktop applications through our website and are then responsible for selecting their own Internet telephony service provider to allow them to communicate via VoIP.

     Our software uses the session initiation protocol which is a protocol standard for voice, video, instant messaging and presence communication. Certain of our desktop applications can operate on personal computers running, but not limited to Windows XP, Windows Vista, Windows 7, Mac OS X and Linux operating systems as well as on mobile devices running Symbian, RIM, Apple iOS and Google’s Android operating systems.

     We began selling our desktop applications in 2003 and our mobile applications and gateway software in 2008. Since that time, over 250 customers, in over 50 countries, have purchased our software products where the value of the purchase is at least $10,000. This list includes several of the largest service providers and original equipment manufacturers in the world.

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

     On February 1, 2008, we acquired FirstHand Technologies Inc. FirstHand's products include an enterprise gateway software application and related mobile applications to enable mobile unified communications by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices.

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

Our Software Applications

CounterPath Multi-Media Communicator Product Suite

     The CounterPath Multimedia Communicator product suite includes five softphone applications: (1) Bria; (2) eyeBeam; (3) Bria for Microsoft Outlook®; (4) Bria iPhone Edition; and (5) X-Lite. Bria, Bria for Microsoft Outlook, Bria iPhone Edition and eyeBeam are commercial products which we sell on a per seat or subscription basis, while X-Lite is a free version of our desktop softphone application that can be downloaded from our website and connected to any SIP-compliant VoIP service or network and is used by end users wishing to test our product quality at no charge or evaluate a VoIP service or network.

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

     Bria

     Bria has a number of usability and customization features designed to enable customers to present a flexible, user-friendly high definition VoIP, messaging and presence, and high definition video softphone solution for consumer and enterprise markets. Bria has a contact-focused, versus a dialpad-focused, graphical user interface which highlights a user's address book rather than the more traditional telephone dialpad. Bria can also be minimized to a computer screen deskbar, enabling a user to manage their desktop space while still being able to make and receive calls. Bria is built on the same software code platform as eyeBeam and has many of the same interoperability and compatibility features of eyeBeam.

Bria's multiple panel layout enables our customers to specify areas for customer branding or revenue generating advertisements such as banner ads, click-to-call and interactive video messaging, as well as custom integration with network infrastructure.

*  Bria for Microsoft Outlook®

Bria Add-in for Microsoft Outlook offers a standards-based softphone application with audio which is fully integrated into Microsoft’s widely used Outlook application. The Bria Add-in is easy to install and enables users to expand on Outlook's contact and email features to receive and make calls and use phone features directly from their contact list within the Outlook application.

*  eyeBeam

eyeBeam is our original flagship softphone application. The graphical user interface of eyeBeam is designed to look like a cellular telephone handset and it has generally been targeted at early adopters of softphone technology due to its graphical familiarity.

*  Bria iPhone Edition

Bria iPhone Edition is a secure, standards-based VoIP softphone that works over both 3G and Wi-Fi networks on the Apple iPhone, iPad and iPod Touch. Bria iPhone Edition works seamlessly with other CounterPath desktop and convergence solutions, as well as with enterprise and carrier infrastructure equipment from major vendors. The Bria iPhone Edition is compatible with Apple’s iPhone 3.0 and new iOS 4, and uses the iPhone’s native address book and its embedded Bluetooth Technology.

We plan to support other mobile platforms, such as Android, in the future.

* X-Lite

X-Lite is a free softphone available for download on our website and intended for non-commercial, demonstration and evaluation purposes. Some of the key elements that are not included in X-Lite compared to our commercial products are the ability to brand, automatic or network based provisioning, royalty bearing codecs, multiple account support, and enhanced security and encryption.

The X-Lite graphical user interface has an area available for advertising although we have not attempted to generate advertising revenue with this feature to date. As well, X-Lite is only available with CounterPath branding and may not be redistributed by third parties.

We believe that our free X-Lite softphone serves as a marketing tool for our company as it allows potential customers to evaluate our software. In addition, we believe that making our free softphone widely available to companies which make session initiation protocol (SIP) compliant devices such as Internet based phones, public switched telephone network gateways, softphones, video phones, multipoint conference units, and conference servers, improves our interoperability with these products.

Mobility Suite

     The Mobility Suite offers enterprise mobile unified communications and fixed mobile convergence capabilities for consumer and business users. Enterprise mobile unified communications makes it possible for a smartphone to seamlessly roam between mobile and corporate Wi-Fi networks, and support unified communications tools such as e-mail, presence, instant messaging and contacts, and office desk-phone functions such as extension dialling, call forwarding and call transfer.

     The Mobility Suite is comprised of: (1) a mobile operator targeted offering called the Network Convergence Gateway (NCG); (2) a VoIP operator targeted offering called the Message Convergence Gateway (MCG); and (3) an enterprise targeted, business user offering called the Enterprise Mobility Gateway (EMG) and Bria Mobile client. The NCG was the flagship product of BridgePort Networks which we acquired in February 2008. The MCG was built by the NCG team and released in April 2009 and the EMG was the flagship product of FirstHand Technologies which we acquired in February 2008.

* Network Convergence Gateway (NCG)

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

NomadicPBX

NomadicPBX is a telecommunications application which combines mobile and VoIP network elements to enable the delivery of a unified presence-based, fixed and mobile voice, and instant messaging/short message service (IM/SMS) communications experience across multiple endpoints, including desktop computers and mobile phones.

Based on our Network Convergence Gateway (NCG) platform and our Bria softphone application, NomadicPBX enables wireless operators and other service providers to extend their offerings to small and medium enterprises. The service providers that we are targeting for the NomadicPBX are mobile network operators and mobile virtual network operators.

* Messaging Convergence Gateway (MCG)

The MCG is a server application that enables VoIP service providers to provide SMS services (receiving and sending of short text messages) for their end users via the mobile network without the need for the VoIP service provider to enter into any agreement with any mobile operator. The MCG application enables end users to send and receive SMS messages from within a SIP enabled phone, specifically our Bria and eyeBeam softphones. This means that VoIP service providers and/or VoIP end users can publish VoIP phone numbers as SMS enabled numbers. This allows the receiving party of an SMS message to be able to identify the sender of the message by the sending party’s VoIP phone number. This caller identification feature is a feature that we believe is unique to our MCG product.

*  Enterprise Mobility Gateway (EMG) and Bria Mobile Client

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

* C++ Edition

The C++ Edition SDK is a programming kit that forms the basis for our eyeBeam and Bria applications on Windows, Mac and Linux operating systems. Typically, customers that license the C++ Edition SDK prefer to build their own graphical user interface and applications. The SDK has components for managing audio and video media, as well as signalling and call control.

* COM Edition

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

* ActiveX – Web Edition

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

     We focus on selling our software products to companies which provide Internet protocol telephony or mobile services to end users and enterprises. Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to over 250 customers in more than 50 countries where the value of the sale has exceeded $10,000.

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

Significant Customers

     Our largest customer during the year ended April 30, 2010 was Cisco Systems, Inc., from whom we generated approximately 15% of our total revenue. Our largest customers during the year ended April 30, 2009 were Cisco Systems, Inc. and Mitel Networks Corporation, from whom we generated approximately 13% and 12%, respectively, of our total revenue. No other customers exceeded 10% of our total revenue for the years ended April 30, 2010 and 2009.

Marketing

Our products are marketed through a variety of means including:

  Advertising on our website;

  Co-marketing with our partners, suppliers and customers;

  Offering X-Lite 3.0, a free softphone with fewer features than our commercial versions;

  Attending industry trade shows; and

  Attending developer conferences.

End User Sales

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

     As of April 30, 2010, we own or hold the exclusive license to six granted patents. In addition, we are pursuing 16 in house developed patent applications and six licensed patent applications from Columbia University. Combined, the 22 U.S. patent applications are pending, as well as counterparts pending in other jurisdictions around the world. In February 2010, Openwave Systems Inc. was granted patent No. 7,656,864: Data network computing device call processing, to which we hold the exclusive license. This patent describes fundamental fixed mobile convergence concept, which enables seamless transition of voice, data and multimedia sessions across disparate fixed and mobile networks.

     We also hold a number of registered trademarks in the United States.

     In addition to the protections described above, we generally control access to, and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and certain international copyright laws.

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

Research and Development

     Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2010 were $3,586,425 (2009: $7,075,640).

After Sales Service and Support

     We sell our software on an as-is or limited warranty basis to end users, and we are not required to update or upgrade the software nor are we responsible for failure of our software to work on our customer's computer network; however, we offer three levels of renewable annual support to our non-end user customers for a specified percentage of the software license fees. Basic support includes product bug-fixes, nine (9) a.m. to five (5) p.m. Pacific Time (-8GMT), telephone support and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades and our premium support includes extended support and twenty-four hour, seven days per week telephone support. Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in designing, deploying and implementing their solutions. We currently maintain a support forum on the Internet at www.counterpath.com/support.html and product user manuals are available online at www.counterpath.com.

Warranty

     In circumstances where we provide a warranty on our software, we warrant that our software will perform substantially in accordance with the materials accompanying the software for periods of up to three months from the date of sale to cover defects in workmanship.

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

Competition

     There are numerous developers which compete with our company for market share. To the best of our knowledge, the following describes some of our main competitors:

Related CounterPath Products	Competitor	Target Market
Softphones	Microsoft Corp.	Enterprise, Service provider, mobile
Softphones	Eyeball Networks	Service provider offering instant messaging services
Softphones	Movial Corp.	Service provider offering instant messaging services
Softphones	eyeP Media SA	Service provider, mobile
Softphones/EMG	Avaya Inc.	Enterprise
Softphones/EMG	Siemens AG	Enterprise
EMG	DiVitas Networks, Inc.	Enterprise mobile unified communications providers
EMG	Cisco Systems, Inc.	Enterprise
EMG	Agito Networks, Inc.	Enterprise mobile unified communications providers
EMG	OnRelay Limited	Enterprise mobile unified communications providers
EMG & NCG	Tango Networks, Inc.	Mobile operators and network equipment providers
NCG	VocalTec Communications, Ltd.	Fixed mobile convergence providers
NCG	Alcatel-Lucent	Fixed mobile convergence providers
NCG	Mavenir Systems	Fixed mobile convergence providers

Government Approval

     We have obtained approval from the United States government to export our software that contains encryption technology to certain approved foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

     As of April 30, 2010, we employed 69 people full-time, 20 of whom are engaged in marketing and sales, 25 in research and development, 15 in services and support, 9 in general and administration, and 19 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

     We hire full-time employees and contractors who are authorized to work in the United States through our company as well as our wholly-owned subsidiary, BridgePort Networks, Inc. Our wholly-owned subsidiaries, CounterPath Technologies Inc. and FirstHand Technologies Inc. employ full-time employees and contractors who are authorized to work in Canada.

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

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in this annual report for the year ended April 30, 2010, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this annual report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

     The current economic environment has adversely affected business spending patterns, which has and may continue to have an adverse effect on our business.

     The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs are and may continue to put pressure on global economic conditions. Our operating results in one or more segments have been and may continue to be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The challenges we have seen in the United States have expanded overseas. If our customers continue to delay or cancel spending on their IT infrastructure, that decision could result in further reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

     Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyeBeam and X-Lite, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

Item 1B.      Unresolved Staff Comments.

     Not Applicable.

Item 2.      Properties.

     We do not own any property. Our Canadian operations are conducted in two leased offices located in Vancouver, British Columbia and Kanata, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Charlestown, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On July 10, 2006, we entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,757 was made. The monthly lease payment under this agreement is $23,210 plus $21,843 in operating costs. Our office space is adequate for the operations of our company for the foreseeable future.

Item 3.      Legal Proceedings.

     None.

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the OTC Bulletin Board and the TSX Venture Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004 and trading on the TSX Venture Exchange on August 25, 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board and the TSX Venture Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC Bulletin Board and the TSX Venture Exchange, respectively.

Quarter Ended	OTC Bulletin Board (U.S. dollars)		TSX Venture Exchange(2) (Cdn dollars)
	High	Low	High	Low
July 31, 2008(1)	$1.80	$1.35	N/A	N/A
October 31, 2008(1)	$1.91	$0.60	$1.95	$0.90
January 31, 2009(1)	$0.87	$0.30	$1.01	$0.32
April 30, 2009(1)	$0.70	$0.10	$0.85	$0.25
July 31, 2009	$0.82	$0.45	$0.98	$0.60
October 31, 2009	$0.83	$0.53	$0.90	$0.68
January 31, 2010	$0.65	$0.53	$0.70	$0.50
April 30, 2010	$0.70	$0.35	$0.83	$0.40

(1)	Since March 19, 2008, our stock has been quoted on the OTC Bulletin Board under the trading symbol "CPAH".

(2)	Since August 25, 2008, our stock has been quoted on the TSX Venture Exchange under the trading symbol "CCV".

     Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

     On July 23, 2010, the shareholders' list of our shares of common stock showed 77 registered shareholders and 33,080,645 shares outstanding.

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

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,617,707 (1)	$1.03	1,242,293 (2)
Total	4,616,707	$1.03	1,242,293

(1)

As of April 30, 2010, we had issued stock options to purchase 474,000 shares of our common stock pursuant to our 2004 Stock Option Plan and stock options to purchase 4,143,707 shares of our common stock pursuant to our 2005 Stock Option Plan.

(2)

As of April 30, 2010, there were 326,000 underlying shares of our common stock remaining and available to be issued under our 2004 Stock Option Plan and 916,293 underlying shares of our common stock remaining and available to be issued under our 2005 Stock Option Plan.

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

Date	Number of Shares Issuable	Increased Number of Shares Issuable
January 10, 2006	1,200,000 shares	1,800,000 shares
September 5, 2006	1,800,000 shares	2,400,000 shares
August 2, 2007	2,400,000 shares	3,000,000 shares
February 1, 2008	3,000,000 shares	4,260,000 shares
October 22, 2009(1)	4,260,000 shares	5,060,000 shares

(1)

On October 22, 2009, our shareholders approved the increase in the number of shares of common stock issuable under our 2005 Stock Option Plan by 800,000 shares, from 4,260,000 shares to 5,060,000 shares.

Employee Share Purchase Plan

     On October 1, 2008, our shareholders approved the employee share purchase plan for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the plan is voluntary. Within the limits of the plan, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the plan. As of April 30, 2010, we issued 88,028 shares of our common stock under the plan.

Deferred Share Unit Plan

     Under the terms of the deferred share unit plan (the “DSUP”); approved by the shareholders on October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of our company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. As of April 30, 2010, we issued 520,161 deferred share units under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

Recent Sales of Unregistered Securities

     On December 16, 2009, we issued 154,546 shares of our common stock to a holder of 154,546 exchangeable preferred shares of our subsidiary, 6789722 Canada Inc., exercising the exchange right. The exchangeable preferred shares of 6789722 Canada Inc. were issued in connection with the closing of the Arrangement Agreement among our company, 6789722 Canada Inc. and NewHeights Software Corporation on August 2, 2007. Each exchangeable preferred share of 6789722 Canada Inc. is exchangeable into one share of our common stock at the election of the holder, or, in certain circumstances, our company. The 154,546 shares of common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On April 27, 2009, we issued 4,424 shares of our common stock to a holder of 4,424 exchangeable preferred shares of our subsidiary, 6789722 Canada Inc., exercising the exchange right. The exchangeable preferred shares of 6789722 Canada Inc. were issued in connection with the closing of the Arrangement Agreement among our company, 6789722 Canada Inc. and NewHeights Software Corporation on August 2, 2007. Each exchangeable preferred share of 6789722 Canada Inc. is exchangeable into one share of our common stock at the election of the holder, or, in certain circumstances, our company. The 4,424 shares of common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On May 14, 2010, we issued 50,000 shares of our common stock to a holder of 50,000 exchangeable preferred shares of our subsidiary, 6789722 Canada Inc., exercising the exchange right. The exchangeable preferred shares of 6789722 Canada Inc. were issued in connection with the closing of the Arrangement Agreement among our company, 6789722 Canada Inc. and NewHeights Software Corporation on August 2, 2007. Each exchangeable preferred share of 6789722 Canada Inc. is exchangeable into one share of our common stock at the election of the holder, or, in certain circumstances, our company. The 50,000 shares of common stock were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Customers that we are targeting include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers, (2) original equipment manufacturers serving the telecommunication market, (3) small, medium and large sized businesses and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. in February 2008, expanded the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At April 30, 2010 we had a restructuring accrual for severance of $350,520.

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

Revenue Recognition

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) ASC 985-605 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."

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

     For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force Issue ASC 605-25, "Revenue Arrangements with Multiple Deliverables" and revenues are recognized under ASC 605-35, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", generally using the percentage-of-completion method.

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

Stock-Based Compensation

     Stock options granted are accounted for under ASC 718 (prior authoritative literature: SFAS No. 123R) "Share-Based Payment" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the year ended April 30, 2010 was 84.5% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107 Share-Based Payment, and SAB 110 Share-Based Payment, beginning January 1, 2008. The expected term of options granted during the year ended April 30, 2010 was 3.7 years. For the year ended April 30, 2010, the weighted-average risk-free interest rate used was 2.31% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15% in the year ended April 30, 2010 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense. For the year ended April, 2010, we recorded an expense of $883,225 in connection with share-based payment awards. A future expense of non-vested options of $681,413 and non-vested deferred share units of $121,400 is expected to be recognized over a weighted-average period of 2.72 years and 2.63 years respectively.

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

Goodwill and Intangible Assets

     We have a significant amount of goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of Management's estimate of the future cash flows from this asset over approximately five years, which is Management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Goodwill and Intangible Assets—Impairment Assessments

     We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2010, did not result in an impairment charge for fiscal year 2010, nor did we record any goodwill impairment in fiscal 2010.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the current year (2009-$2.72 million consisting of $1.75 million for the intangible assets of NewHeights and $0.97 million for the intangible assets of FirstHand).

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

Results of Operations

     Our operating activities during the year ended April 30, 2010 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

     Revenue for the year ended April 30, 2010 and 2009 were as follows:

	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,974,712	75%	$6,868,980	70%	($894,268)	(13%	)
Service	2,042,145	25%	2,964,121	30%	(921,976)	(31%	)
Total revenue	$8,016,857	100%	$9,833,101	100%	($1,816,244)	(18%	)

Revenue by Region
International	$3,055,952	38%	$4,141,583	42%	($1,085,631)	(26%	)
North America	4,960,905	62%	5,691,518	58%	(730,613)	(13%	)
Total revenue	$8,016,857	100%	$9,833,101	100%	($1,816,244)	(18%	)

     For the year ended April 30, 2010, we generated $8,016,857 in revenue compared to $9,833,101 for the year ended April 30, 2009, representing a decrease of $1,816,244. We generated $5,974,712 in software revenue for the year ended April 30, 2010 compared to $6,868,980 for the year ended April 30, 2009, representing a decrease of $894,268. The decrease in software revenue was partially due to a decrease of approximately $675,000 in software revenue from a significant customer, as well as a general decrease in sales to original equipment manufacturers. For the year ended April 30, 2010, service revenue was $2,042,145 compared to $2,964,121 for the year ended April 30, 2009. The decrease of $921,976 in service revenue was partially due to lower service revenue generated on the applications acquired in the acquisitions of BridgePort and FirstHand. International revenue outside of North America represented 38% of total revenue for the year ended April 30, 2010 compared to 62% for North American revenues. This compares to international revenues representing 42% of total revenue for the year ending April 30, 2009 compared to 58% for North American revenues. Revenue from Asia and Africa, Central and South America, and Europe for the year ended April 30, 2010 decreased by approximately $246,000, $205,000, and $634,000 respectively.

Operating Expenses

Cost of Sales

Cost of sales for the year ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,933,749	37%	$4,183,626	43%	($1,249,877)	(30%	)

     Cost of sales was $2,933,749 for the year ended April 30, 2010 compared to $4,183,626 for the year ended April 30, 2009. The decrease of $1,249,877 was mainly due to a $1,142,384 reduction in amortization of intangible assets as well as decreases in personnel and associated wages and benefits of approximately $181,000.

Sales and Marketing

          Sales and marketing expenses for the year ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,063,523	38%	$4,147,626	42%	($1,084,103)	(26%	)

     Sales and marketing expenses were $3,063,523 for the year ended April 30, 2010 compared to $4,147,626 for the year ended April 30, 2009. The decrease of $1,084,103 was primarily attributable to decreases in sales and marketing personnel and associated wages and commissions of approximately $1,205,000 partially offset by an increase of approximately $60,000 in consultancy services.

Research and Development

          Research and development expenses for the year ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,586,425	45%	$7,075,640	72%	($3,489,215)	(49%	)

     Research and development expenses were $3,586,425 for the year ended April 30, 2010 compared to $7,075,640 for the year ended April 30, 2009. The decrease of $3,489,215 was primarily attributable to decreases in research and development personnel and associated wages of approximately $3,180,000. Additionally, there were decreases in professional services of approximately $90,000 and office rent and related office expenses of approximately $115,000 and $104,000, respectively.

General and Administrative

          General and administrative expenses for the years ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,689,900	46%	$6,507,332	66%	$2,817,432	(43%	)

     General and administrative expenses for the year ended April 30, 2010 were $3,689,900 compared to $6,507,332 for the year ended April 30, 2009. The decrease of $2,817,432 in general and administrative expenses was primarily attributable to decreases in general and administrative personnel and associated wages of approximately $1,660,000 and in professional services of approximately $840,000. There was also a reduction in bad debt expenses of approximately $390,000.

Restructuring Charges

          Restructuring charges for the years ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase/
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$44,912	1%	$1,565,347	16%	($1,520,435)	(97%	)

     Restructuring charges for the year ended April 30, 2010 were $44,912 compared to $1,565,347 for the year ended April 30, 2009. Restructuring charges in fiscal year 2010 and 2009 were attributable to the one time employee termination costs due to the integration of FirstHand and BridgePort which were acquired on February 1, 2008 as well as the settlement amounts with two former officers of our company. Included in the $1,565,347 of restructuring costs were $258,234 paid to one former officer, representing a cash termination cost of $132,428 (CDN$150,000) and non-cash termination cost $125,806 (CDN$142,500) paid by way of the issuance of 279,412 common shares of our company, as well as restructuring costs of $409,068 representing a termination cost related to a settlement agreement entered into with a former officer to be paid out equally over 45 months commencing on March 2009.

Interest and Other Income

     Interest income for the year ended April 30, 2010 was $221,493 compared to $107,931 for the year ended April 30, 2009. The increase in interest income from the prior year was due to reversal of prior accruals and higher average cash balances during the year ended April 30, 2010. Interest expense for the year ended April 30, 2010 was $2,599 compared to $11,676 for the year ended April 30, 2009. Interest expense during the year ended April 30, 2010 pertains to all cash interest expense.

     Foreign exchange loss for the year ended April 30, 2010 was $378,828 compared to a foreign exchange gain of $466,836 for the year ended April 30, 2009. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of April 30, 2010, we had $1,556,813 in cash compared to $2,931,932 at April 30, 2009, representing a decrease of $1,375,119. Our working capital was $876,293 at April 30, 2010 compared to $1,566,483 at April 30, 2009, representing a decrease of $690,190.

     Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At April 30, 2010, we had cash of approximately $1.6 million and working capital of approximately $0.9 million; however, our management projects that under our current operating plan we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements through April 30, 2011. We anticipate that this will be funded through cash flow generated from operations, working capital, potential rationalization beyond the completed employee rationalization and external financing. On October 29, 2009, we issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000). We incurred $14,637 of transaction costs. Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from October 29, 2009 at an exercise price of $0.90 per share.

Operating Activities

     Our operating activities resulted in a net cash outflow of $3,503,080 for the year ended April 30, 2010. This compares with a net cash outflow of $6,535,523 for the year ended April 30, 2009, representing a $3,032,443 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2010 was primarily a result of a net loss of $5,461,586 and a decrease in accounts payable of $760,403, partially offset by a decrease in accounts receivable of $262,894. The decrease in accounts receivable is attributable to lower year over year revenues and collection of a number of outstanding large receivables during fiscal 2010. The net cash outflow was further offset by adjustment for non-cash expenses including $378,828 for foreign exchange loss, $883,225 for stock-based compensation, $868,446 for amortization of intangible assets, and $276,410 for depreciation and amortization.

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

Investing Activities

     Investing activities resulted in a net cash outflow of $17,173 for the year ended April 30, 2010 primarily due to purchase of equipment and lease hold improvements during the year. This compares with a net cash outflow of $99,425 primarily due to purchase of equipment during the year ended April 30, 2009. At April 30, 2010 we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,896,082 for the year ended April 30, 2010 compared to a net cash inflow of $3,752,835 for the year ended April 30, 2009.

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

     We intend to seek additional funding through public or private financings to fund our operations through fiscal 2011 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

     We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In December 2007, the FASB issued ASC 805 (prior authoritative literature: SFAS No. 141(R),”Business Combinations”). ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. ASC 805 was effective for fiscal periods beginning after December 15, 2008. ASC 805 was adopted by our company effective May 1, 2009 and did not have a significant effect on our company’s financial statements.

     In December 2007, the FASB issued ASC 810-10-65 (prior authoritative literature: FAS No. 160, “Non-controlling Interests in Financial Statements—an amendment of ARB No. 51”). ASC 810-10-65 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. ASC 810-10-65 was adopted by our company effective May 1, 2009 and did not have a significant effect on our company’s financial statements.

     In February 2008, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The adoption as of May 1, 2009 of the provisions did not have a material effect on our company’s financial position and results of operations.

     In March 2008, the FASB issued ASC 815-10-50 (prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10-50 amends and expands the disclosure requirements of ASC 815 (prior authoritative literature SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. ASC 815-10-50 was adopted by our company as of May 1, 2009, and did not have an impact on our company’s results of operations, cash flows or financial positions. However, we were required to expand our disclosures around the use of and purpose for our derivative instruments.

     In April 2009, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-4), which is effective for interim or annual reporting ending after June 15, 2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on our company’s financial statements.

     In May 2009, the FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our company adopted ASC 855 during the first quarter of fiscal 2010, and its application had no impact on our company’s condensed consolidated financial statements.

     In June 2009, the FASB issued ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105-10-65 was adopted by our company as of August 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, our company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This Standard amends ASC 820, Fair Value Measurements (ASC 820). The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This Standard is effective the first reporting period, including interim periods, beginning after issuance. Our company adopted this Standard effective November 1, 2009. The adoption did not have a material impact on the consolidated financial statements.

     In September 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and our company is required to adopt this guidance in its first quarter of fiscal 2012. Our company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

     In September 2009, FASB’s Emerging Issues Task Force issued EITF 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and our company is required to adopt this guidance in its first quarter of fiscal 2012. Our company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for us in the first quarter of fiscal 2011 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

     In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our company’s financial statements.

     In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. Early adoption is permitted. Our company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable.

Item 8.      Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
vancouver@bdo.ca	925 West Georgia Street
www.bdo.ca	Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
CounterPath Corporation

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $39,779,781 at April 30, 2010 and incurred a net loss for the year then ended of $5,461,586. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 27, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2010	2009
Assets
Current assets:
Cash	$1,556,813	$2,931,932
Accounts receivable (net of allowance for doubtful accounts of $1,116,119 (2009 - $755,114))	2,345,633	2,524,220
Investment tax credits recoverable	129,285	143,334
Prepaid expenses and deposits	221,041	310,274
Total current assets	4,252,772	5,909,760

Deposits	101,994	114,267
Equipment – Note 3	111,150	258,442
Intangible assets (net of accumulated amortization of $4,243,641 (2009 - $3,375,195) – Note 2(b)	2,930,616	2,201,894
Goodwill – Note 2(b)	8,740,025	7,262,701
Other assets	58,817	92,101
Total Assets	$16,195,374	$15,839,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,667,997	$3,488,001
Unearned revenue	655,361	708,455
Customer deposits	5,127	9,443
Accrued warranty – Note 2(b)	120,963	137,378
Total current liabilities	3,449,448	4,343,277

Deferred lease inducements	4,677	55,016
Unrecognized tax benefit – Notes 2(b) and 8	98,575	98,575
Total liabilities	3,552,700	4,496,868

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 6 Authorized: 100,000,000 Issued and outstanding: April 30, 2010 – 1; April 30, 2009 – 1	–	–
Common stock, $0.001 par value – Note 7 Authorized: 83,076,900 Issued and outstanding: April 30, 2010 – 33,015,627; April 30, 2009 – 28,832,050	33,016	28,831
Additional paid-in capital	51,902,471	48,718,444
Accumulated deficit	(39,779,781)	(34,318,195)
Accumulated other comprehensive income (loss) – currency translation adjustment	486,968	(3,086,783)
Total stockholders’ equity	12,642,674	11,342,297
Liabilities and Stockholders’ Equity	$16,195,374	$15,839,165

Going concern – Note 2
Commitments and contingent liability – Notes 10 and 11

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2010	2009
Revenue – Note 9:
Software	$5,974,712	$6,868,980
Service	2,042,145	2,964,121
Total revenue	8,016,857	9,833,101
Operating expenses:
Cost of sales (includes depreciation of $6,361 (2009 - $50,743) and amortization of intangible assets of $868,446 (2009 - $2,010,830)) – Note 2(b)	2,933,749	4,183,626
Sales and marketing	3,063,523	4,147,626
Research and development	3,586,425	7,075,640
General and administrative	3,689,900	6,507,332
Impairment of intangible assets – Note 2(b)	–	2,755,333
Restructuring costs – Note 12	44,912	1,565,347
Total operating expenses	13,318,509	26,234,904
Loss from operations	(5,301,652)	(16,401,803)
Interest and other income (expense), net
Interest income	221,493	107,931
Interest expense	(2,599)	(11,676)
Foreign exchange gain (loss)	(378,828)	466,836
Net loss for the year	(5,461,586)	(15,838,712)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,573,751	(3,818,372)
Comprehensive loss	$(1,887,835)	$(19,657,084)
Net loss per share:
Basic and diluted	$(0.18)	$(0. 57)

Weighted average common shares outstanding:	31,067,445	27,886,194

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net loss for the year	$(5,461,586)	$(15,838,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,410	590,349
Amortization of intangible assets	868,446	2,010,830
Impairment of intangible assets	–	2,755,333
Severance paid by issuance of common stock	–	125,806
Shares issued as part of share purchase plan	15,489	-
Stock-based compensation	883,225	1,443,864
Foreign exchange (gain) loss	378,828	(466,836)
Changes in assets and liabilities:
Accounts receivable	262,894	3,463,001
Prepaid expenses and deposits	109,906	306,706
Accounts payable and accrued liabilities	(760,403)	(636,562)
Other assets	(16,716)	35,648
Unearned revenue	(38,840)	(242,141)
Customer deposits	(4,316)	(75,840)
Warranty payable	(16,417)	(6,969)
Net cash used in operating activities	(3,503,080)	(6,535,523)

Cash flows from investing activities:
Purchase of equipment	(53,641)	(71,145)
Deposits	36,468	(28,280)
Net cash used in investing activities	(17,173)	(99,425)

Cash flows from financing activities:
Common stock issued	1,896,082	3,752,835
Decrease in due to related parties	–	–
Net cash provided by financing activities	1,896,082	3,752,835

Foreign exchange effect on cash	249,052	(409,568)

Increase (decrease) in cash	(1,375,119)	(3,291,681)

Cash, beginning of the year	2,931,932	6,223,613
Cash, end of the year	$1,556,813	$2,931,932

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,599	$11,676
Taxes	$–	$–

Common stock issued for severance	$–	$125,806
Non cash transactions – Notes 6 and 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2010 and 2009
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance May 1, 2008	25,921,797	$25,922	1	$–	$43,398,848	$(18,479,483)	$731,589	$25,676,876

Shares issued:
Private placements – Note 7	2,530,841	2,531	–	–	3,750,304	–	–	3,752,835
Issued for severance – Note 7	279,412	279	–	–	125,527	–	–	125,806
Exchange of subsidiary preferred shares – Note 6	100,000	100	–	–	(100)	–	–	–
Stock-based compensation - Note 7	–	–	–	–	1,443,864	–	–	1,443,864
Net loss for the year	–	–	–	–	–	(15,838,712)	–	(15,838,712)
Foreign currency translation adjustment	–	–	–	–	–	–	(3,818,372)	(3,818,372)

Balance, April 30, 2009	28,832,050	28,832	1	–	48,718,443	(34,318,195)	(3,086,783)	11,342,297

Shares issued:
Private placements – Note 7	3,333,334	3,333	–	–	1,849,793	–	–	1,853,126
Issued as part of debt settlement	527,370	527	–	–	392,889	–	–	393,416
Exercise of stock options	25,875	26	–	–	11,952	–	–	11,978
Employee Share Purchase Plan	88,028	89	–	–	46,378	–	–	46,467
Exchange of subsidiary preferred shares – Note 6	208,970	209	–	–	(209)	–	–	–
Stock-based compensation - Note 7	–	–	–	–	883,225	–	–	883,225
Net loss for the year	–	–	–	–	–	(5,461,586)	–	(5,461,586)
Foreign currency translation adjustment	–	–	–	–	–	–	3,573,751	3,573,751
Balance, April 30, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,779,781)	$486,968	$12,642,674

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $39,779,781 since incorporation and incurred a net loss for the year ended April 30, 2010 totalling $5,461,586. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

Under its current operating plan the Company will require approximately $11-13 million to fund ongoing operations and working capital requirements through April 30, 2011. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2011 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 7, and to increase revenues and decrease costs from operations.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the ASC 985-605 (prior authoritative literature: American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Accounting Standards Codification (“ASC”) Subtopic 605-25 (Prior authoritative literature: Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables") and revenues are recognized under ASC 605-35 (prior authoritative literature: SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production- Type Contracts"), generally using the percentage-of-completion method.

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

Stock-Based Compensation:

The Company adopted ASC 718 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”), using the modified prospective method on May 1, 2006. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period.

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 (prior authoritative literature: EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non- employees for the years ended April 30, 2010 and April 30, 2009 using the assumptions more fully described in Note 7.

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

Restructuring Costs:

The Company accounts for our restructuring activities in accordance with ASC 420 (prior authoritative literature: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities). In accordance with ASC 420, a business restructuring is defined as an exit activity that includes but is not limited to a program that is planned and controlled by management, and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other costs associated with consolidating or closing of facilities The Company’s restructuring costs for its post acquisition activities are more fully described in Note 12.

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350-40 (pior authoritative literature: the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350-50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”).

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

Impairment of Long-Lived Assets:

In accordance with ASC Topic 360-10-15 (prior authoritative literature: Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”), the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

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

The expected amortization to be recorded for years ended April 30, 2011 to 2013 of the acquired technologies and customer asset is as follows:

	NewHeights	FirstHand	BridgePort	Total

2011	$1,012,740	$518,043	$93,777	$1,624,560
2012	441,947	715,598	70,560	1,228,105
2013	$77,951	$–	$–	$77,951

The above intangible assets are expected to be fully amortized as at April 30, 2013.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of April 30, 2010 and determined that there was no impairment of its intangible assets (2009 - $2,755,333). The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For the Company this asset grouping is deemed to be at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of FirstHand and NewHeights), and equipment. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. For the year ended April 30, 2010, the carrying value of the asset group was less than the undiscounted cash flows, indicating no impairment.

For the year ended April 30, 2009 the Company determined that the significant adverse change in the business climate in the last six months of 2009 affected the value of the Company’s intangible assets acquired through the acquisitions of FirstHand and NewHeights. In addition the cash flow losses as at April 30, 2009 had exceeded expectations for both of the groups of long-lived assets originating from those acquisitions. The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit,, was greater than the undiscounted cash flows, indicating impairment. The Company performed step two of the impairment test and determined there was a partial impairment of its intangible assets reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets using discounted cash-flow analysis. As a result, the Company recorded an impairment charge in fiscal 2009 of $2,755,333 related to the intangible assets.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

A summary of the Company’s intangible assets, net, at April 30, 2010 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,886,253	$3,354,708	$1,636,114	$1,895,431
Customer assets	3,043,337	888,933	1,119,219	1,035,185
Intangible assets, April 30, 2010	$9,929,590	$4,243,641	$2,755,333	$2,930,616

A summary of the Company’s intangible assets, net at April 30, 2009 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$5,796,494	$2,751,326	$1,636,114	$1,409,054
Customer assets	2,535,928	623,869	1,119,219	792,840
Intangible assets, April 30, 2009	$8,332,422	$3,375,195	$2,755,333	$2,201,894

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $1,116,119 at April 30, 2010 (2009 - $755,114). Bad debt expense for the year ended April 30, 2010 was $296,887 (2009 - $594,589).

The Company evaluates, on a periodic basis, the collectability of its accounts receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company.

When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific bad debt provision to reduce the customer’s related accounts.

Foreign Currency Translation:

The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar translate amounts to the reporting currency, United States dollars, in accordance with ASC Topic 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss. For transactions undertaken by the Company in foreign currencies, monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2010 and 2009 were as follows:

	Years Ended April 30,
	2010	2009

Balance, beginning of year	$137,378	$144,347
Change	(16,415)	(6,969)
Balance, end of year	$120,963	$137,378

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Fair Value of Financial Instruments:

The Company applies the provisions of ASC 820 (prior authoritative literature: Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”)). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash, accounts receivables, accounts payable and accrued liabilities, customer deposits and accrued warranty approximate. The carrying values of the majority of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. We measure certain financial assets, including our foreign currency forward contracts at fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The fair value of forward contracts as of April 30, 2010 was $nil (2009 - $nil), as all forward contracts have since been settled. The forward contracts were considered as Level 2 inputs during the year ended April 30, 2010. The Company did not have any Level 1 or Level 3 inputs as at April 30, 2010.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

Income Taxes:

The Company accounts for income taxes by the asset and liability method in accordance with ASC Topic 740 (prior authoritative literature: SFAS 109, “Accounting for Income Taxes”). Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB ASC Topic 740). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

The cumulative effect of adopting FIN 48 of $72,413 was recorded as an increase to accumulated deficit on May 1, 2007.

Comprehensive Loss:

The Company has adopted ASC Topic 220 (prior authoritative literature: SFAS No. 130 “Reporting Comprehensive Income”). Comprehensive loss is comprised of foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10 (prior authoritative literature: SFAS No. 128, "Earnings Per Share", and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, respectively). Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable shares of common stock of the Company (Note 7) for the period or portion of the period that this security is outstanding.

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2010, loss per share excludes 7,549,795 (April 30, 2009 – 6,916,189) potentially dilutive common shares (related to stock options and warrants) as their effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

Investment tax credits:

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely not that the tax credits will be realized.

Goodwill:

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. ASC Topic 350 (prior authoritative literature: Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). ASC 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2010 was $6,668,070 (CDN$6,704,947) (April 30, 2009-$5,540,968) and $2,071,955 (CDN$2,083,752) (April 30, 2009 - $1,721,733), respectively. During the fourth quarter of its fiscal year ended April 30, 2010, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the Company’s market capitalization and transaction values of comparable companies as at April 30, 2010. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2010 (2009 - $nil).

Derivative Instruments and Hedging Activities:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in our balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company manages foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses recorded from the revaluation of our non-functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

We record our foreign currency forward contracts on our Consolidated Balance Sheets as other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction (see Note 10 “Derivative Instruments and Hedging Activities,” of the Notes to the Consolidated Financial Statements).

c)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

d)	New Accounting Pronouncements

In December 2007, the FASB issued ASC 805 (prior authoritative literature: SFAS No. 141(R),”Business Combinations”). ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. ASC 805 was effective for fiscal periods beginning after December 15, 2008. ASC 805 was adopted by the Company effective May 1, 2009 and did not have a significant effect on the Company‘s financial statements.

In December 2007, the FASB issued ASC 810-10-65 (prior authoritative literature: FAS No. 160, “Non-controlling Interests in Financial Statements—an amendment of ARB No. 51”). ASC 810-10-65 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. ASC 810- 10-65 was adopted by the Company effective May 1, 2009 and did not have a significant effect on the Company‘s financial statements.

In February 2008, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The adoption as of May 1, 2009 of the provisions did not have a material effect on the Company‘s financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50 (prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10-50 amends and expands the disclosure requirements of ASC 815 (prior authoritative literature SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk- related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. ASC 815-10-50 was adopted by the Company as of May 1, 2009, and did not have an impact on the Company‘s results of operations, cash flows or financial positions. However, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments.

In April 2009, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-4), which is effective for interim or annual reporting ending after June 15, 2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on the Company‘s financial statements.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	New Accounting Pronouncements – (cont’d)

In May 2009, the FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the first quarter of fiscal 2010, and its application had no impact on our company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105-10-65 was adopted by the Company as of August 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross- reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This Standard amends ASC 820, Fair Value Measurements (ASC 820). The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This Standard is effective the first reporting period, including interim periods, beginning after issuance. The Company adopted this Standard effective November 1, 2009. The adoption did not have a material impact on the consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

In September 2009, FASB’s Emerging Issues Task Force issued EITF 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for us in fiscal 2011 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	New Accounting Pronouncements – (cont’d)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

Note 3	Equipment

	April 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$686,844	$686,468	$376
Computer software	734,769	726,378	8,391
Leasehold improvements	206,941	175,305	31,636
Office furniture	228,422	166,008	62,414
Websites	49,915	41,582	8,333
	$1,906,891	$1,795,741	$111,150

	April 30, 2009
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$636,993	$623,735	$13,258
Computer software	726,908	696,252	30,656
Leasehold improvements	183,498	108,824	74,674
Office furniture	230,459	107,554	122,905
Websites	49,915	32,966	16,949
	$1,827,773	$1,569,331	$258,442

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2010 and 2009 are comprised of the following:

	April 30,
	2010	2009
Accounts payable – trade	$499,900	$1,024,719
Accrued commissions	158,343	38,554
Accrued vacation	362,618	377,357
Codec royalties	848,177	709,290
Research fees	246,706	626,941
Accrued severance – Note 12	344,433	395,432
Other accrued liabilities	207,820	315,708
	$2,667,997	$3,488,001

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions

During the years ended April 30, 2010 and 2009, the Company incurred the following lease expense to a company with a director in common with the Company:

	Years Ended
	April 30,
	2010	2009
Lease payment	$Nil	$3,446

The above transaction is in the normal course of operations and is recorded at amounts established and agreed to between the related parties.

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by the Company on August 2, 2007 and was amalgamated on February 5, 2008 with the Company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name CounterPath Technologies Inc. The distribution agreement with Mitel renews automatically for one year periods and contains termination rights of both parties. Under the terms of the distribution agreement, the Company earns a specified fee from Mitel based on the number of product licenses sold to Mitel.

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

The Company’s software license revenue for the year ended April 30, 2010, pursuant to the terms of these agreements, was $560,636 (2009 - $1,225,757).

As at April 30, 2010, the Company had an accounts receivable balance from Mitel of $170,802 (April 30, 2009 - $155,208).

During the year ended April 30, 2010, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $79,500 (2009 - $277,451) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman. As at April 30, 2010, the Company had an accounts payable balance to KRP of $nil (April 30, 2009 - $13,210).

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation, a company controlled by the Chairman of the Company’s Board, purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $0.90 for a period of two years from the closing of the private placement.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Exchangeable Shares

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

On May 11, 2009, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On December 16, 2009, the Company issued 154,546 shares of common stock pursuant to a holder of 154,546 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On April 27, 2010, the Company issued 4,424 shares of common stock pursuant to a holder of 4,424 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. There were 60,871 outstanding exchangeable shares as of April 30, 2010 (April 30, 2009 - 269,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

Note 7	Common Stock

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

On April 11, 2008, certain officers, directors and affiliates of the Company entered into an escrow agreement with the TSX-V whereby a total of 11,481,635 shares of common stock in the Company were deposited into escrow with Valiant Trust acting as escrow agent as a condition to listing of the Company’s shares of common stock on the TSX-V. The shares were released as to 25% upon entering in to the agreement and 25% on each date that is 6, 12 and 18 months from the date of the escrow agreement. As of April 30, 2009, 8,611,226 shares of common stock had been released from escrow and as of April 30, 2010, all shares of common stock had been released from escrow.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Common Stock – (cont’d)

On July 17, 2009, in connection with a research agreement and omnibus agreement under which the Company licensed certain technologies from Columbia University, the Company entered into a debt conversion agreement and an amended omnibus agreement with The Trustees of Columbia University (“Columbia”), whereby as a result of the restructuring of certain terms and obligations of the existing research and licensing agreements, the Company issued 527,370 shares of common stock to Columbia to settle all outstanding amounts due to Columbia under such agreements and rights to certain technologies have reverted back to Columbia. The fair value of the common stock was deemed equal the value of the liability The common stock was issued at $0.75 (CDN$0.84) per share, and was calculated as the average daily actual sales price of the common stock on the TSX-V on each of the ten trading days immediately preceding July 17, 2009.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model. The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment, as amended by SAB No. 110 on January 1, 2008. The simplified method was used because the Company does not have sufficient detailed information about employee exercise behavior. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2010 and 2009 in determining the expense recorded in the accompanying consolidated statement of operations.

On March 12, 2009, the Company reduced the exercise price of 1,282,711 employee incentive stock options to $0.47 (CDN $0.60) per common share for all of its employees and contractors holding stock options, other than for its officers and directors. In accordance with ASC 718 the Company measured the new fair value of the repriced options and also revalued the original options as of the date of modification. The excess fair value of the repriced options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the repriced options is approximately $191,425 of which $139,281 has been recognized to the statement of operations on the transaction date with $52,144 to recognize over the remaining service period of the repriced options.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair values of options granted during the year ended April 30, 2010 and 2009 were $0.34 and $0.44 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2010	April 30, 2009
Risk-free interest rate	2.31%	2.12%
Expected volatility	84.5%	71.9%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.34	$0.44

The following is a summary of the status of the Company’s stock options as of April 30, 2010 and the stock option activity during the year ended April 30, 2010:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2008	3,794,263	$2.20
Granted	2,146,000	$0.85
Exercised	–	$ -
Forfeited / Cancelled	(1,116,440)	$1.84
Expired	(173,055)	$2.00
Outstanding at April 30, 2009	4,650,768	$1.13
Granted	1,050,000	$0.57
Exercised	(25,875)	$0.46
Forfeited / Cancelled	(904,144)	$1.14
Expired	(153,042)	$0.62
Outstanding at April 30, 2010	4,617,707	$1.03

Exercisable at April 30, 2010	2,602,619	$1.32
Exercisable at April 30, 2009	2,474,207	$1.41

The following table summarizes information regarding stock options outstanding as of April 30, 2010:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	527,125	$200,308	December 15, 2013	178,568	$67,856
$0.45	200,000	74,000	February 9, 2015	–	–
$0.47	889,863	311,452	June 13, 2010 to September 26, 2016	828,865	290,103
$0.49	20,000	6,600	March 11, 2015	–	–
$0.60	580,000	127,600	December 14, 2014	20,000	4,400
$0.62	850,000	170,000	April 17, 2014	212,500	42,500
$0.65	30,000	5,100	April 27, 2015	–	–
$1.75	250,000	–	May 14, 2013	119,792	–
$1.90	66,719	–	March 8, 2015	66,719	–
$1.95	582,400	–	September 7, 2010 to January 10, 2016	582,400	–
$2.00	246,000	–	January 1, 2011 to February 28, 2015	246,000	–
$2.15	240,000	–	September 7, 2016	215,000	–
$3.05	135,600	–	May 23, 2016	132,775	–

April 30, 2010	4,617,707	$895,060		2,602,619	$404,859

April 30, 2009	4,650,768	$494,764		2,474,207	$214,046

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.82 per share as of April 30, 2010 (April 30, 2009 – $0.69), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2010 was 1,239,933 (April 30, 2009 – 972,936). The total intrinsic value of options exercised during the year ended April 30, 2010 was $6,135 (2009 – $nil). The grant date fair value of options vested during the year ended April 30, 2010 was $3,711,399 (April 30, 2009 – $3,511,509).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2010:

		Weighted Average
	Number of Options	Grant-Date Fair Value

Non-vested options at April 30, 2008	1,433,284	$1.48
Granted	2,146,000	$0.45
Vested	(876,511)	$1.47
Forfeited	(526,212)	$1.04
Non-vested options at April 30, 2009	2,176,561	$0.64
Granted	1,050,000	$0.34
Vested	(828,797)	$0.86
Forfeited	(382,676)	$0.47
Non-vested options at April 30, 2010	2,015,088	$0.39

As of April 30, 2010 there was $681,413 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.72 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2010 and 2009 are as follows:

	Years Ended
	April 30,
	2010	2009

Cost of sales	$55,494	$84,586
Sales and marketing	91,346	143,693
Research and development	78,535	273,441
General and administrative	657,850	942,144
Total stock-based compensation	$883,225	$1,443,864

Warrants

During the year ended April 30, 2010, the Company issued 1,666,667 (2009- 1,265,421) warrants on October 22, 2009 as a part of unit offering. The fair value of the stock purchase warrants granted was $412,414 (2009-$394,372). The warrants enable the holders the right to purchase up to 1,666,667 shares of the Company’s common stock, exercisable for two years from the date of issue. During the year ended April 30, 2009, the Company issued 1,216,720 warrants on July 31, 2008 and 48,701 warrants on October 28, 2008 as part of a unit offering. The fair value of the stock purchase warrants granted was $394,372. The warrants enable the holders the right to purchase up to 1,265,421 shares of the Company’s common stock, exercisable for two years from the date of issue. The assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2010	April 30, 2009

Risk-free interest rate	0.90%	1.58% - 2.52%
Expected volatility	79.94%	48.54% - 66.34%
Expected term	2 yrs	2 yrs
Dividend yield	0%	0%
Weighted average fair value per warrant	$0.23	$0.31 - $0.44

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of April 30, 2010 and April 30, 2009.

	Number of	Weighted Average
	Options	Exercise Price	Expiry Dates
Warrants at April 30, 2008	1,000,000	$4.00	November 30, 2009
Granted	1,265,421	$2.25	July 31, 2010 to October 24, 2010
Warrants at April 30, 2009	2,265,421	$3.04	November 30, 2009 to October 24, 2010
Granted	1,666,667	$0.90	October 29, 2011
Forfeited/Cancelled	(750,000)	$4.00	November 30, 2009
Expired	(250,000)	$4.00	November 30, 2009
Warrants at April 30, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011

Employee Stock Purchase Plan

Under the terms of the ESPP all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2010, a total of 611,972 shares were available for issuance under the ESPP. During the years ended April 30, 2010 and 2009, 88,028 and nil shares were sold or issued to employees under the ESPP.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense in the period of grant.

A total of 1,500,000 shares have been reserved for issuance under the DSUP. During the year ended April 30, 2010, 520,161 deferred share units were issued under the DSUP, of which 241,935 were granted to officers and 278,226 were granted to directors. For the year ended April 30, 2010, a total of 979,839 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2010, and changes during the period then ended:

		Weighted Average
		grant date Fair
	Number of DSU’s	value per unit

DSU’s at April 30, 2009	–	$-
Granted	520,161	$0.60
Conversions	–	$-
Outstanding at April 30, 2010	520,161	$0.60

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

As of April 30, 2010 there was $121,400 (2009 – $nil) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.62 years (2009 – nil).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2010 and 2009 are as follows:

	Year Ended
	April 30,
	2010	2009

General and administrative	$190,697	$–
Total deferred share unit-based compensation	$190,697	$–

Note 8	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2010	2009
Tax loss carry forwards	$12,894,000	$10,975,000
Equipment	1,123,000	871,000
Undeducted research and development expenses	2,645,000	2,199,000
Investment tax credits	1,322,000	951,000
Undeducted financing costs	–	24,000
Cumulative unrealized foreign exchange gain	(159,000)	(251,000)
Acquired technology and other intangibles	(706,000)	(487,000)
Valuation allowance established by management	(17,119,000)	(14,282,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the US federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2010	2009
Benefit from net loss, at US rates	$(1,857,000)	$(5,385,000)
Foreign loss at other than US rates	28,000	205,000
Non-deductible expenses	8,000	17,000
Non-deductible stock option compensation	300,000	491,000
Non-deductible loss on extinguishment of debt	–	–
Adjustment of valuation allowance	–	–
Effect of reduction in foreign statutory rates	46,000	832,000
Foreign exchange losses on revaluation of deferred tax balances	(1,777,000)	1,851,000
Expiry of non-operating losses	415,000	410,000
Increase in valuation allowance	2,837,000	1,579,000
Income tax expense for year	$–	$–

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Income Taxes – (cont’d)

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

As at April 30, 2010, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – US$	$20,170,000	2026 – 2030
Canada – CDN$	$24,000,000*	2010 – 2030

*These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement”, (codified in FASB ASC Topic 740). The Company is subject to taxation in the U.S., Canada, U.K. and Japan. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2010 and April 30, 2009 were as follows:

	Years Ended
	April 30,
	2010	2009
Balance at beginning of year	$98,575	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	–
Balance at end of year	$98,575	$98,575

Note 9	Segmented Information

Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable operating segment. The Company has determined that it is impracticable to report the revenues from external customers for each product and service or each group of similar products and services.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2010 and 2009:

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Segmented Information – (cont’d)

	Years Ended
	April 30,
	2010	2009
North America	$4,960,905	$5,691,518
Europe	1,960,691	2,594,871
Asia and Africa	571,471	817,987
Central and South America	523,790	728,725
	$8,016,857	$9,833,101

Contained within the results of North America for the year ended April 30, 2010 are revenues from the United States of $4,281,828 (2009 - $4,373,763) and from Canada of $679,077 (2009 - $1,317,755).

Contained within the results of Europe for the year ended April 30, 2010 are revenues from the United Kingdom of $461,470 (2009 - $659,637), from Germany of $320,039 (2009 - $663,609), from the Netherlands of $233,095 (2009 - $100,216), from Switzerland $146,375 (2009 - $21,899), and from Slovenia $112,454 (2009 - $135,570).

Contained within the results of Central and South America for the year ended April 30, 2010 are revenues from Mexico of $313,436 (2009 - $238,730), from Brazil of $70,952 (2009 - $176,168), from Chile of $52,203 (2009 - $26,063), from Colombia of $47,689 (2009 - $54,886), and from Argentina of $16,774 (2009 - $73,124).

Contained within the results of Asia and Africa for the year ended April 30, 2010 are revenues from Nigeria of $176,700 (2009 - $nil), from Israel of $94,320 (2009 - $61,999), from Australia of $68,427 (2009 - $5,791), from Philippines of $36,503 (2009 -$nil), and from Japan of $34,548 (2009 - $249,806).

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	April 30,
	2010	2009
Canada	$11,825,188	$9,793,247
United States	15,420	21,891
	$11,840,608	$9,815,138

Revenue from significant customers for the years ended April 30, 2010 and 2009 is summarized as follows:

	Years Ended
	April 30,
	2010	2009
Customer A	15%	13%
Customer B	7%	12%
	22%	25%

Accounts receivable balance for Customer A was $1,000,975 as at April 30, 2010 (April 30, 2009 - $323,285). Accounts receivable balance for Customer B was $170,802 as at April 30, 2010 (April 30, 2009 - $155,208).

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

Foreign Currency Exchange Rate Risk

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in our balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the year ended April 30, 2010 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Years Ended
	April 30,
	2010	2009

Canadian Dollar	$1,000,000	–
Total	$1,000,000	–

The fair value of forward contracts as of April 30, 2010 was $nil, as all forward contracts have since been settled.

Note 11	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On January 14, 2010, the Company entered into extension agreement on this lease for the third time which commences on April 1, 2010 and expires March 31, 2011. The monthly lease payment under the new extension agreement is $2,339.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,874 was made. The monthly lease payment under this agreement is $9,874 plus $8,652 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,464. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,198 (CDN$3,216) plus $3,154 (CDN$3,171) in operating costs.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Commitments – (cont’d)

c)

On July 10, 2006, we entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,757 was made. The monthly lease payment under this agreement is $23,210 plus $21,843 in operating costs. Our office space is adequate for the operations of our company for the foreseeable future.

d)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,625. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $492,278 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

The total payable over the term of the agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Sub Lease	Total Office	Settlement
	Related Party	Unrelated Party	Income	Leases	Agreement
2011	$79,500	$816,275	$(165,796)	$729,979	$131,274
2012	79,500	447,572	(165,796)	361,276	131,274
2013	–	92,627	(69,082)	23,545	82,046
	$159,000	$1,356,474	$(400,674)	$1,114,800	$344,594

Note 12	Contingent Liability

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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $44,912 (2009 – $1,565,347). Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the completion of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

	Years Ended April 30,
	2010	2009
Balance, beginning of year	$395,432	$–
Provision	–	1,565,347
Settlement	44,912	1,169,915
Balance, end of year	$350,520	$395,432

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 14	Subsequent Events

	(a)	On May 14, 2010, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange will be $nil.

	(b)	On June 18, 2010, the Company granted 322,500 deferred share units to eight non-employee directors and two officers pursuant to its deferred share unit plan. Each deferred share unit provides the holder thereof the right to exchange the unit into one share of common stock of the Company under the terms and conditions of the plan. 172,500 of the deferred share units vest immediately and 150,000 of the deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested.

	(c)	On July 23, 2010, the Company granted stock options to an employee to purchase an aggregate of 20,000 shares of common stock at an exercise price of $1.10 per share, exercisable for a period of five years pursuant to the Company’s 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

     In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2010, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2010.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Donovan Jones(1) British Columbia, Canada	President, Chief Executive Officer, Director	41	April 24, 2006
David Karp British Columbia, Canada	Chief Financial Officer, Treasurer, Secretary	45	September 7, 2006
Terence Matthews Ontario, Canada	Chairman of the Board, Director	67	August 2, 2007
Mark Bruk(2) British Columbia, Canada	Vice-Chairman of the Board, Director	51	April 27, 2004
Owen Matthews(3) British Columbia, Canada	Vice-Chairman of the Board, Director	38	August 2, 2007
Peter Charbonneau(4) Ontario, Canada	Director	56	October 1, 2008
Chris Cooper(3)(4) British Columbia, Canada	Director	40	August 17, 2005
William Jin(4) Ontario, Canada	Director	41	October 1, 2008
Greg Pelling(5) Ontario, Canada	Director	51	August 2, 2007
Larry Timlick(3)(6) British Columbia, Canada	Director	53	June 17, 2005

(1)	Appointed President and Chief Operating Officer on April 24, 2006, Director on June 1, 2007 and President and Chief Executive Officer on April 30, 2008.
(2)	Chief Executive Officer between April 27, 2004 and August 2, 2007.
(3)	Member of our Compensation Committee.
(4)	Member of our Audit Committee.
(5)	Appointed Chief Executive Officer on August 2, 2007 until April 30, 2008 and Chief Strategy Officer between April 30, 2008 and February 11, 2009.
(6)	Appointed interim President between June 2005 and August 2005.

Business Experience

     The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Donovan Jones

     Mr. Jones is a director of our company, has been our President and Chief Executive Officer since April 30, 2008 and was President and Chief Operating Officer since April 2006. Between May 2005 and April 2006, he was our company’s Vice President of Sales. Prior to this, from February 2005 and June 2006, Mr. Jones was with a boutique investment banking firm, where he was responsible for sourcing and executing transactions for mid-market private companies. From May 1996 to October 2004, with TELUS Communications, Canada’s second largest telecommunications company, Mr. Jones held increasingly senior positions in corporate development and client solutions, which had him involved in planning and executing a series of merger, acquisition and divestiture activities in the telecommunications, application development and data network integration space. Additionally, Mr. Jones was involved with the strategic planning process for businesses focused on application and web development, hosting, human resources, supply operations and sales efficiency. Mr. Jones’ efforts with TELUS culminated in his position of Director/Chief Operating Officer Marketing with responsibility for a business unit focused on the selling, implementing and management of enterprise voice, data and IP infrastructure. Prior to this, Mr. Jones consulted on strategy, process improvement, human resource strategy, and funding for several software and high technology companies. Mr. Jones holds a Masters in Business Administration from the University of Calgary and an Economics degree from the University of Alberta.

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

     Terence Matthews

          Sir Terence Matthews is our Chairman of the Board and a director of our company. He is the founder and Chairman of Wesley Clover Corporation, an investment vehicle and holding company. Mr. Matthews has either founded or funded over 80 companies since 1972 including Newbridge Networks, a company he founded in 1986 and which became a leader in the worldwide data networking industry. Prior to Newbridge, Mr. Matthews co-founded Mitel, a world leader in the design and manufacture of enterprise communications solutions. Wesley Clover now has interests in a broad range of next-generation technology companies, real estate, hotels and resorts. In addition to being the Chairman of Wesley Clover, Mr. Matthews is also Chairman of a number of private and publicly traded companies such as Mitel, March Networks, Bridgewater Systems and Solace Systems and sits as a director on the Boards of several others. Mr. Matthews holds an honours degree in electronics from the University of Wales and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen's Birthday Honours, he was awarded a Knighthood.

     Mark Bruk

          Mr. Bruk is a founder and a director of our company, our Vice-Chairman of the Board, and was the Chief Executive Officer from October 2002 to August 2007. Mr. Bruk is an entrepreneur and technologist who has worked in the software industry for the past 25 years. His primary focus is the design of new software technologies which deliver significant benefits to end users and affect their daily lives. Prior to founding CounterPath, Mr. Bruk founded, and was Chairman and Chief Executive Officer of eduverse.com. eduverse.com developed English as a Second Language (ESL) phonetic instruction solutions and partnered with Ministries of Education to deliver this advertising embedded educational software to students. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, Acer, AOL, Proctor and Gamble, Sina.com, and StarTV. Prior to founding eduverse.com, Mr. Bruk served as Vice President of Applications and Research & Development for PNI Digital Media Inc., a multimedia software company, which developed image management software included with digital cameras manufactured by Casio, Nikon, Olympus and Kodak. Under Mr. Bruk’s initiative and management PNI developed industry leading multimedia software.

     Owen Matthews

          Mr. Matthews is our Vice-Chairman of the Board and a director of our company. Mr. Matthews also currently serves as the Executive Vice-President of Wesley Clover Corporation, an investment management company. Between October 1998 and August 2, 2007, Mr. Matthews was Chief Executive Officer of NewHeights Software Inc. In this capacity, Mr. Matthews was responsible for NewHeights’ overall corporate growth and ensuring that the company delivers the most evolved personal communications management solutions in the industry. Mr. Matthews was active in driving the NewHeights’ sales process, both domestically and internationally, and regularly engaged in technology strategy sessions with carriers, customer-premise equipment vendors and PC equipment manufacturers. In 1998, Mr. Matthews co-founded NewHeights in response to the emerging shift towards the development of commercial IP Telephony systems. Foreseeing the widespread adoption of IP PBXs and hosted IP Centrex, Mr. Matthews launched NewHeights to develop an intuitive, next-generation software client that would bring together the power of both the telephony and data networks in an intuitive graphic interface. Mr. Matthews has been extensively involved in the business of telecommunications and delivering innovation to market for over a decade and is also the son of Terence Matthews, founder of Mitel Networks and NewBridge Networks. Mr. Matthew’s business and technology acumen was in part seasoned under various Matthews’ business holdings, including NewBridge Networks and Wesley Clover and its portfolio of technology corporations.

     Peter Charbonneau

          Mr. Charbonneau is a director of our company. Mr. Charbonneau is a principal of the general partner of SkyPoint Telecom Fund II. Mr. Charbonneau joined the general partner, a venture capital company focused on communications and information technology, in 2001. He also sits on the boards of Mitel Networks Corporation, March Networks Corporation, Teradici Corporation, Trellia Networks Inc., and TrueContext Corporation, as well as, the board of directors and audit committee of CBC/Radio Canada. Prior to Skypoint, Mr. Charbonneau was a senior executive with Newbridge Networks Corporation, where he played a key role during the company's period of growth. He joined Newbridge in its early days as chief financial officer and over the next 13 years was promoted to the positions of Executive Vice-President, President and Chief Operating Officer, and Vice-Chairman. He was also a member of the company's board of directors from 1996 until 2000. As the Chief Financial Officer of Newbridge, he led the company's successful cross-border IPO in 1989 and its second cross-border offering three years later. As Vice-Chairman, he focused on enhancing the company's relations with key external stakeholders. While at Newbridge, Mr. Charbonneau was instrumental in establishing the company's Affiliates Program and was involved in the funding of more than 40 affiliate companies and representing Newbridge as a board member for many of these affiliates. Mr. Charbonneau is a member of the Institute of Chartered Accountants of Ontario. In June 2003, he was elected a Fellow of the Institute in recognition of his outstanding career achievements and leadership contributions to the community and his profession. He holds a Bachelor of Science from the University of Ottawa and a Master's in Business Administration degree from the Richard Ivey School of Business. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors' Education Program of the Institute of Corporate Directors of Canada.

     Chris Cooper

          Mr. Cooper is a director of our company. Mr. Cooper has 14 years of experience in management and finance in the oil and gas industry. Over the past several years Mr. Cooper has successfully raised funds primarily through brokered and non-brokered equity issues as well as debt financing. Since April 2003, Mr. Cooper has been the President, Chief Executive Officer and founder of Northern Sun Exploration Company Inc., a junior oil and gas issuer. In 2000, Mr. Cooper co-founded Choice Resources Corp., an intermediate oil and gas producer that has since been acquired by Buffalo Resources Corp. He is a co-founder and member of the board of directors of Watch Resources Ltd., a public gas producer that was acquired by Pearl Exploration. He acted as the Chief Financial Officer and Treasurer for Velvet Exploration Ltd. in its start-up phase, and assisted it in raising early stage financing. Mr. Cooper received his Bachelor of Arts from Hofstra University and his Master’s in Business Administration from Dowling College, both in New York State.

     William Jin

          Mr. Jin is a director of our company. Mr. Jin is Senior Vice-President of Covington Capital, a venture capital investment company, based in Toronto. Covington Capital is one of Canada’s largest providers of venture capital investment funds Mr. Jin joined Covington Capital in November 2002 and his responsibilities include the assessment, execution and management of existing investments and management of exit investment opportunities. Mr. Jin focuses on transactions in the service, distribution, manufacturing, and software sectors. He represents Covington on the board of directors of a number of investee companies. Prior to joining Covington, Mr. Jin was a partner with a Toronto based investment banking boutique, with over 11 years financial industry experience specializing in M&A advisory and valuations. There he was responsible for providing fairness opinions and formal OSC 9.1 valuations for public and private companies. He holds an HBA and an MBA degree from the Richard Ivey School of Business. Mr. Jin is a Chartered Financial Analyst and a member of the Toronto Society of Financial Analysts.

     Greg Pelling

          Mr. Pelling is a director of our company. Mr. Pelling is a 20-year technology and IT industry veteran, whose career includes Senior Industry Partner at PricewaterhouseCoopers (“PwC”) and as part of Cisco Systems, Inc.’s strategic leadership team. Between August 2007 and April 2008, Mr. Pelling acted as our Chief Executive Officer and between May 2008 and February 2009, he acted as our Chief Strategy Officer. Prior to joining our company in August 2007 as Chief Executive Officer, Mr. Pelling was the President of NewHeights Software Corporation and was responsible for leading the company in corporate strategy – M&A based growth, business development, product innovation, market gains and profitability commitments. Prior to joining NewHeights, Mr. Pelling was Global Managing Director, Advanced IT and Global Development Services of Cisco Systems, Inc., responsible for building out the company’s Global Development Centers; prior to which he was Managing Director, Asia Pacific/Japan, Internet Business Solutions Group of Cisco Systems from January 2001 to August 2004, where he was responsible for delivering $200 million in annual new business. As the Managing Director Asia Pacific and Japan for Cisco Systems Internet Business Solutions Group, he was also an advisor to governments and Fortune 500 corporations where he provided strategic advice on creating competitive advantage from IT and the Internet to the top corporations and governments in the region. Prior to Cisco, he was a senior leader with PwC from 1995 to 2001 and was Asia’s Senior Partner for PwC’s Technology Consulting practice. Prior to joining PwC, Mr. Pelling held management positions in several Canadian companies including Intergraph, SHL Systemhouse, Wang Labs and Richmond Technologies. Considered a thought leader, Mr. Pelling is also the author of “Cisco Net Impact: Competitive Advantage from Internet Innovators in Asia Pacific and Japan.” Mr. Pelling is a graduate of the University of British Columbia and holds an Executive Master’s in Business Administration in International Management.

     Larry Timlick

          Mr. Timlick is a director of our company. Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 23 years of technical sales and management experience and has been a director of our company since June 2005. Mr. Timlick has been Vice President of Corporate Planning since November 2006 for the Kingsway Group of Companies, a corporate vehicle for real estate investments. Mr. Timlick acted as interim President of our company between June 2005 and August 2005. Between 1991 and 2004, Mr. Timlick was with Cisco Systems Canada. While with Cisco Systems Canada, Mr. Timlick was responsible for developing a sales region for TELUS, a major telecommunications carrier in Canada, which was named Region of the Year, Americas International in FY 2004. Mr. Timlick gained many accomplishments with Cisco Systems including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002. As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg. Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products. Mr. Timlick is also a director of Kensington Court Ventures Inc., a publicly traded investment vehicle and a Territory Manager for Aruba Networks.

Family Relationships

          Except as set forth below, there are no family relationships among our directors or our executive officers.

          Owen Matthews, our Vice-Chairman of the Board, is the son of Terence Matthews, our Chairman of the Board.

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

     Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended April 30, 2010 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Terence Matthews	2(2)	3	Nil
Mark Bruk	1(2)	1	Nil
Chris Cooper	1(2)	1	Nil
David Karp	8(2)	8	Nil
Donovan Jones	9(2)	9	Nil
Greg Pelling	2(2)	8	Nil
Peter Charbonneau	1(1) 1(2)	0 1	Nil
William Jin	1(1) 1(2)	0 1	Nil
Covington Venture Fund	1(2)	2	Nil
Larry Timlick	1(2)	1	Nil
Owen Matthews	1(2)	1	Nil

(1)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

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

Audit Committee

     The Audit Committee was formed in September 2007. During the year ended April 30, 2010, the Audit Committee held four meetings. The Audit Committee currently consists of Peter Charbonneau, Chris Cooper and William Jin. Mr. Cooper acts as the Audit Committee Chairman. Messrs. Charbonneau, Cooper and Jin are also non-employee directors of our company. Messrs. Charbonneau, Cooper and Jin are considered independent directors as defined by Rule 5605 (a)(2) of the NASDAQ Listing Rules and National Instrument 52-110, adopted by various Canadian securities commissions. Each of the members of the Audit Committee are financially literate as defined by National Instrument 52-110. For a description of Messrs. Charbonneau, Cooper and Jin’s education and experience, see Item 10 of this annual report under section entitled “Business Experience”.

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

Audit Committee Financial Expert

     The Securities Exchange Act requires the board of directors to determine if a member of its Audit Committee is an “audit committee financial expert” as defined in Item 407 (d)(5)(ii) of Regulation S-K. According to these requirements, an Audit Committee member can be designated an Audit Committee financial expert only when the Audit Committee member satisfies specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our company's financial statements. Such qualifications may be acquired through specified means of experience or education. The board of directors has determined that Mr. Charbonneau qualifies as an Audit Committee financial expert.

Item 11. Executive Compensation.

     The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2010; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2010, who we will collectively refer to as our “named executive officers”, of our company for the years ended April 30, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Other Annual Compen- sation ($)(3)	Total ($)
Donovan Jones (4) President, Chief Executive Officer and Director	2010 2009	279,466 223,560	46,671 92,394	96,774 Nil	Nil 421,645	25,762 22,689	448,673 760,288
David Karp Chief Financial Officer, Treasurer and Secretary	2010 2009	159,055 160,326	25,202 33,999	48,387 Nil	Nil 101,117	10,096 Nil	242,740 295,442
Michael Hryb VP, Carrier Sales	2010 2009	114,251 107,355	47,497 60,483	Nil Nil	8,833 43,497	Nil Nil	173,445 176,690
Jim O’Brien Director, NCG Customer Engineering	2010 2009	148,342 147,779	Nil Nil	Nil Nil	353 7,766	Nil Nil	152,994 152,326
Todd Carothers (5) VP, Product Management	2010 2009	137,621 162,000	Nil 8,809	Nil Nil	52,996 97,575	Nil Nil	190,617 268,384

(1)

The amount in this column reflects the grant date fair value of the deferred share units granted to named executive officers in each fiscal year listed. For a description of the methodology and assumptions used in valuing the deferred share units granted to our officers and directors during the year ended April 30, 2010, please review Note 7 to the financial statements included herein.

(2)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended April 30, 2010, please review Note 7 to the financial statements included herein.

(3)	The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.

(4)	Mr. Jones was appointed as our President and Chief Operating Officer on April 24, 2006 and our President and Chief Executive Officer on April 30, 2008.

(5)	Mr. Carothers was not employed by our company between July 30, 2009 and October 11, 2009.

Employment Agreements with Named Executive Officers

     Donovan Jones entered into an employment agreement with our company dated September 13, 2007, as amended, whereby we pay to Mr. Jones CDN$299,400 per year. In addition, Mr. Jones may earn a bonus of up to $25,000 per fiscal quarter based upon the achievement of pre-determined objectives. Mr. Jones is also entitled to a bi-monthly expense allowance of CDN$1,000. If Mr. Jones’ employment agreement is terminated without cause, or there is a change of control (to the extent of at least 40.01% of the equity of our company), we, or Mr. Jones may, without cause, terminate his employment upon 6 months' written notice to our company. Following such notice, we will pay to Mr. Jones (i) CDN$675,000 (in addition to any applicable bonus and/or incentive in respect of the last pay periods in which such bonus and/or incentive has not yet been awarded with objectives being considered fully met); (ii) extended medical and dental insurance coverage for a period of 24 months from termination; and (iii) all options, which have not vested shall immediately vest and become exercisable.

     David Karp entered into an employment agreement with our company dated September 11, 2006, whereby we appointed Mr. Karp our Chief Financial Officer. Mr. Karp’s current annual salary is CDN$182,400. In addition, Mr. Karp may earn a bonus of up to 30% of his salary based upon the achievement of pre-determined objectives. Mr. Karp is also entitled to a monthly expense allowance of CDN$800. If we terminate the agreement for any reason other than for cause, we are required to pay Mr. Karp a sum equal to CDN$120,000 in addition to any applicable bonus or compensation as set out in the Employment Agreement. In addition, for each year of employment, our company is required to pay Mr. Karp an amount equal to one month of his total compensation for each year of employment. In addition, 1/24th of the number of stock options granted, multiplied by the number of months Mr. Karp is employed with us from the date of each respective grant, is immediately vested and exercisable. In the event of a change of control or greater than 50.01% of the issued and outstanding common shares of our company, all stock options granted to Mr. Karp will become immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of April 30, 2010. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. The deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Donovan Jones	180,000(1)	—	—	$1.95	October 10, 2015	161,290(16)	$132,258	—	—
	23,400(2)	—	—	$1.95	January 10, 2016
	132,775(3)	2,825(3)	—	$3.05	May 23, 2016
	119,792(4)	130,208(4)	—	$1.75	May 14, 2013
	150,000(5)	450,000(5)	—	$0.62	April 17, 2014
David Karp	215,000(6)	25,000(6)	—	$2.15	September 7, 2016	80,645(17)	$66,129	—	—
	25,000(7)	50,000(7)	—	$0.44	December 15,2013
	62,500(8)	187,500(8)	—	$0.62	April 17, 2014
Michael Hryb	18,333(9)	21,667(9)	—	$0.47	June 3, 2013	—	—	—	—
	9,127(10)	15,873(10)	—	$0.44	December 15, 2013
	—	25,000(11)	—	$0.60	December 14, 2014
Jim O’Brien	14,555(12)	—	—	$0.47	February 2, 2013	—	—	—	—
	11,667(13)	23,333(13)	—	$0.44	December 15, 2013
	—	1,000(14)	—	$0.60	December 14, 2014
Todd Carothers	—	150,000(15)	—	$0.60	December 14, 2014	—	—	—	—

(1)	Granted on October 10, 2005.
(2)	Granted on January 10, 2006.
(3)	Granted on May 23, 2006.
(4)	Granted on May 14, 2008.
(5)	Granted on April 17, 2009.
(6)	Granted on September 7, 2006.
(7)	Granted on December 15, 2008.
(8)	Granted on April 17, 2009.
(9)	Granted on June 3, 2008.
(10)	Granted on December 15, 2008.
(11)	Granted on December 14, 2009.
(12)	Granted on February 2, 2008.
(13)	Granted on December 15, 2008.
(14)	Granted on December 14, 2009.
(15)	Granted on December 14, 2009.
(16)	Granted on December 14, 2009
(17)	Granted on December 14, 2009

Compensation of Directors

     During the fiscal year ended April 30, 2010, we introduced compensation for our non-employee directors for their services in fiscal year 2010 and thereafter according to the following schedule: A retainer of CDN$15,000 for each board member; a retainer of CDN$15,000 for the chairman; a retainer of CDN$5,000 for the audit committee chair; and retainer of CDN$2,500 for the compensation committee chair; and a retainer of CDN$5,000 for each audit committee or compensation committee member. Directors may be paid the retainers in cash, or at the Board’s option, in a form of equity compensation under an existing equity compensation plan of our company. During the fiscal year ended April 30, 2010, we issued 278,226 deferred share units in lieu of cash to our directors.

     Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

     The following table summarizes compensation paid to all of our non-employee directors for the fiscal year ended April 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(9)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk(1)	Nil	14,516	Nil	N/A	N/A	Nil	14,516
Peter Charbonneau(2)	Nil	19,355	Nil	N/A	N/A	Nil	19,355
Chris Cooper(3)	Nil	29,032	Nil	N/A	N/A	Nil	29,032
William Jin(4)	Nil	19,355	Nil	N/A	N/A	Nil	19,355
Terence Matthews(5)	Nil	29,032	Nil	N/A	N/A	Nil	29,032l
Owen Matthews(6)	Nil	21,774	Nil	N/A	N/A	Nil	21,774
Greg Pelling(7)	Nil	14,516	Nil	N/A	N/A	Nil	14,516
Larry Timlick(8)	Nil	19,355	Nil	N/A	N/A	Nil	19,355

(1)	At April 30, 2010, Mr. Bruk held an aggregate of 339,000 stock options and 24,194 deferred share units.
(2)	At April 30, 2010, Mr. Charbonneau held an aggregate of 32,258 deferred share units.
(3)	At April 30, 2010, Mr. Cooper held an aggregate of 40,000 stock options and 48,387 deferred share units.
(4)	At April 30, 2010, Mr. Jin held an aggregate of 32,258 deferred share units.
(5)	At April 30, 2010, Mr. Terence Matthews held an aggregate of 18,000 stock options and 48,387 deferred share units.
(6)	At April 30, 2010, Mr. Owen Matthews held an aggregate of 36,290 deferred share units.
(7)	At April 30, 2010, Mr. Pelling held an aggregate of 200,000 stock options and 24,194 deferred share units.
(8)	At April 30, 2010, Mr. Timlick held an aggregate of 40,000 stock options and 32,258 deferred share units.
(9)	Represents value on grant date of vested deferred share units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 27, 2010, by each person who is known by us to beneficially own more than 5% of our shares of common stock, by each of our officers and directors and by all of our officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of July 27, 2010, we had 33,073,926 shares of common stock issued and outstanding. In addition, as of July 27, 2010, there was one (1) series A special voting share and 60,871 exchangeable shares of 6789722 Canada Inc. outstanding. The voting share entitles the holder to one (1) vote for each exchangeable share of 6789722 Canada outstanding as of July 27, 2010. Each exchangeable share of 6789722 Canada is exchangeable at any time, at the election of the holder thereof, or in certain circumstances, our company, into one (1) share of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Terence Matthews 350 Legget Drive, P.O. Box 13089 Kanata, Ontario	8,704,338 (3)	25.4%
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	2,496,468 (4)	7.5%
Owen Matthews Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	2,336,257	7.1%
Mark Bruk Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	1,515,335 (5)	4.5%
Donovan Jones Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	767,588 (6)	2.3%
Greg Pelling Suite 908-360 Bloor Street East Toronto, Ontario, M4W 3M3	722,836 (7)	2.2%
David Karp Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	383,111 (8)	1.1%
Chris Cooper 1910-1055 West Hastings Street, Vancouver, British Columbia Canada V6E 2E9	143,372 (9)	**
Larry Timlick Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	102,258 (10)	**

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Peter Charbonneau Tower B, 830 – 555 Legget Drive Ottawa, Ontario Canada K2K 2X3	52,258 (11)	**
William Jin 200 Front Street West, Suite 3003 P.O. Box 10 Toronto, Ontario Canada M5V 3K2	52,258 (12)	**
Michael Hryb Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	57,589 (13)	**
Jim O’Brien 40 Warren Street, 3rd Floor Charlestown, MA 02129 USA	30,663 (14)	**
Todd Carothers 651 W. Washington Blvd., Suite 500 Chicago, IL 60661 USA	30,595 (15)	**
Directors and Executive Officers as a Group	17,394,926	46.3%

**	Less than 1%
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

(2)
Percentage based on 33,080,645 shares of common stock outstanding on July 27, 2010, including shares of common stock subject to options, deferred share units, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 27, 2010 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 7,441,408 shares of common stock held by Wesley Clover Corporation. Also includes shares subject to stock options of a total of 18,000 shares of common stock issued on August 2, 2007 and held by Mr. Matthews that are vested and are exercisable at a price of $2.00 per common share, expiring between October 1, 2012 and February 28, 2015. Also includes 333,137 warrants held by Wesley Clover Corporation, each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010, and 833,334 warrants held by Wesley Clover Corporation, each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $0.90 per share on or before October 29, 2011. Also includes 48,387 shares subject to deferred share units.

(4)
Includes 146,000 shares of common stock held by the spouse of Mr. Bruk and 2,000,000 shares of common stock held by KMB Trac Two Holdings Ltd. (“KMB”). Mr. Bruk’s spouse is the sole shareholder of KMB.

(5)
Includes 339,000 shares of common stock issued on January 10, 2006 and held by Mr. Bruk that are vested and are exercisable at a price of $1.95 per share, expiring on January 10, 2011. Also includes 16,667 warrants, each warrant of which entitles Mr. Bruk to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010. Also includes 24,194 shares subject to deferred share units.

(6)
Includes 697,333 shares of common stock subject to vested stock options of a total of 1,189,000 shares of common stock subject to stock options and held by Mr. Jones that are exercisable within 60 days of July 27, 2010, including 180,000 stock options issued on June 1, 2005 and repriced on October 10, 2005 that are exercisable at $1.95 per share until October 7, 2010, 23,400 stock options issued on January 10, 2006 that are exercisable at $1.95 per share until January 10, 2016, 135,600 stock options issued on May 23, 2006 that are exercisable at $3.05 per share until May 23, 2016, 145,833 stock options issued on May 14, 2008 that are exercisable at $1.75 per share until May 14, 2014 and 212,500 shares of common stock subject to stock options issued on April 17, 2009 that are exercisable at a price of $0.62 per share, expiring on April 17, 2014 . Also includes 16,667 warrants, each warrant of which entitles Mr. Jones to purchase one share of common stock at the exercise price of $2.25 per share on or before July 31, 2010.

(7)
Includes 200,000 shares of common stock subject to stock options issued on August 2, 2007 and held by Mr. Pelling that are vested and are exercisable at a price of $2.00 per share, expiring on December 31, 2014. Also includes 50,000 exchangeable shares, each exchangeable share of which entitles Mr. Pelling to exchange one exchangeable share for one share of common stock. Also includes 24,194 shares subject to deferred share units.

(8)
Includes 361,354 shares of common stock subject to vested stock options of a total of 565,000 shares of common stock subject to stock options and held by Mr. Karp that will be vested within 60 days of July 27, 2010, including 240,000 stock options issued on September 7, 2006 that are exercisable at a price of $2.15 per share, expiring on September 7, 2016, 32,812 stock options issued on December 15, 2008 that are exercisable at a price of $0.44 per share, expiring on December 15, 2013, and 88,542 stock options issued on April 19, 2009 that are exercisable at a price of $0.62 per share, expiring on April 17, 2014. Also includes 5,000 warrants, each warrant of which entitles Mr. Karp to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010.

(9)

Includes 40,000 shares of common stock subject to vested stock options issued on September 7, 2005 and held by Mr. Cooper that are vested, and are exercisable at a price of $2.15 per share, expiring on September 7, 2010. Also includes 8,328 warrants, each warrant of which entitles Mr. Cooper to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010. Also includes 48,387 shares subject to deferred share units.

(10)

Includes 40,000 shares of common stock subject to vested stock options issued on September 7, 2005 and held by Mr. Timlick that are vested, and are exercisable at a price of $2.15 per share, expiring on September 7, 2010. Also includes 32,258 shares subject to deferred share units.

(11)	Mr. Charbonneau is a principal of the general partner of Skypoint Telecom Fund II, which holds 1,807,692 shares of common stock. Also includes 32,258 shares subject to deferred share units.
(12)

Mr. Jin is senior vice president of Covington Capital, a venture capital company which manages Covington Venture Fund Inc. which holds 3,140,240 shares of common stock and 666,274 warrants, each warrant of which entitles Covington Venture Fund Inc. to purchase one common share at the exercise price of $2.25 per share on or before July 31, 2010. Also includes 32,258 shares subject to deferred share units.

(13)

Includes 38,794 shares of common stock subject to vested stock options of a total of 90,000 shares of common stock subject to stock options and held by Mr. Hryb that are exercisable within 60 days of July 27, 2010, including 40,000 stock options issued on June 3, 2008 and repriced on March 12, 2009 that are exercisable at $0.47 per share, expiring on June 3, 2013, 25,000 stock options issued on December 15, 2008 that are exercisable at $0.44 per share, expiring on December 15, 2013, 25,000 stock options issued on December 14, 2009 that are exercisable at $0.60 per share, expiring on December 14, 2014.

(14)

Includes 30,663 shares of common stock subject to vested stock options of a total of 50,555 shares of common stock subject to stock options and held by Mr. O’Brien that are exercisable within 60 days of July 27, 2010, including 14,555 stock options issued on February 2, 2008 and repriced on March 12, 2009 that are exercisable at $0.47 per share, expiring on February 2, 2013, 35,000 stock options issued on December 15, 2008 that are exercisable at $0.44 per share, expiring on December 15, 2013, 1,000 stock options issued on December 14, 2009 that are exercisable at $0.60 per share, expiring on December 14, 2014.

(15)

Includes 28,125 shares of common stock subject to vested stock options of a total of 150,000 shares of common stock subject to stock options and held by Mr. Carothers that are exercisable within 60 days of July 27, 2010, including 28,125 stock options issued on December 14, 2009 that are exercisable at $0.60 per share, expiring on December 14, 2014.

Changes in Control

      As of July 27, 2010, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transaction with related persons, promoters and certain control persons

      No director, nominee, executive officer, principal shareholder holding at least 5% of our shares of common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, since May 1, 2009, the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years other than the following:

      Our Chairman of the Board is the Chairman and founding shareholder of Mitel Networks Corporation. NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by our company on August 2, 2007 and was amalgamated on February 5, 2008 with our company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name CounterPath Technologies Inc. Under the terms of the distribution agreement, we earn a specified fee from Mitel based on the number of product licenses sold to Mitel. Our software revenue for the year ended April 30, 2010, pursuant to the terms of these agreements, was $560,636 (2009 - $1,225,757). On July 31, 2008 we entered into a source code license agreement whereby we licensed to Mitel the source code for our Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees per copy deployed to be paid by Mitel over four years and declining from $13.50 to $9.00 per copy after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

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

     In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation, a company controlled by the Chairman of our Board, purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $0.90 for a period of two years from the closing of the private placement.

     During the year ended April 30, 2010, our wholly owned subsidiary, FirstHand Technologies Inc., paid $79,500 (2009 - $277,451) to Kanata Research Park Corporation for leased office space. Kanata Research Park is controlled by the Chairman of our Board.

Director Independence

      We currently act with nine directors, consisting of Donovan Jones, Greg Pelling, Terrence Mathews, Mark Bruk, Owen Matthews, Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin. We have determined that Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin are independent directors as defined by Rule 5605 (a)(2) of the Nasdaq Listing Rules and National Instrument 52-110, adopted by various Canadian securities commissions.

Item 14. Principal Accountant Fees and Services.

     Audit fees and other services provided by our independent registered public accounting firms, BDO Canada LLP for the years ended April 30, 2010 and 2009, were as follows:

	2010	2009
Audit Fees	$132,196	$152,188
Audit Related Fees	Nil	Nil
Tax Fees	Nil	$4,017
All Other Fees	Nil	Nil
Total Fees	$132,196	$156,205

Audit Fees

     This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings including the Form S8 and Form S8/A in respect of registration of common shares of our company pursuant to our Employee Share Purchase Plan and the 2004 Stock Option Plan and the Amended and Restated 2005 Stock Option Plan during the year ended April 30, 2010.

Audit Related Fees

     There were no audit related fees paid to BDO Canada LLP, for our fiscal years ended April 30, 2010 and April 30, 2009.

Tax Fees

      This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

     There were no fees paid to BDO Canada LLP, that are not covered under the headings set out above for our fiscal years ended April 30, 2010 and April 30, 2009.

     We do not use BDO Canada LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Canada LLP, to provide compliance outsourcing services.

     Effective May 6, 2003, the SEC adopted rules that require that before BDO Canada LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

     Our audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO Canada LLP.

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

5.	Consolidated Statement of Changes in Stockholders’ Equity; and

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

10.24	Employment Agreement between Mark Bruk and CounterPath Corporation dated December 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on December 17, 2007).

10.25	Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.26	Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.27	Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.28	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.29	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (filed herewith).

10.30	Settlement Agreement amongst Greg Pelling, CounterPath Corporation and CounterPath Technologies Inc. dated October 31, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.31	Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.32	Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (filed herewith).

10.33	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (continued into the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

(23)	Consent of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer & Director
Date: July 27, 2010

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 27, 2010

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 27, 2010
Director
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 27, 2010
Secretary
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 27, 2010

/s/ Mark Bruk
Mark Bruk	Vice Chairman and Director	July 27, 2010

/s/ Peter Charbonneau
Peter Charbonneau	Director	July 27, 2010

/s/ Chris Cooper
Chris Cooper	Director	July 27, 2010

/s/ William Jin
William Jin	Director	July 27, 2010

/s/ Greg Pelling
Greg Pelling	Director	July 27, 2010

/s/ Larry Timlick
Larry Timlick	Director	July 27, 2010