Form 10-Q
period 2010-07-31
COUNTERPATH CORP
filed 2010-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,115,451 shares of common stock issued and outstanding as of September 13, 2010.

COUNTERPATH CORPORATION
JULY 31, 2010 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION INTERIM CONSOLIDATED BALANCE SHEETS (Stated in U.S. Dollars)

	July 31,	April 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash	$1,209,989	$1,556,813
Accounts receivable (net of allowance for doubtful accounts of $1,111,698 and $1,116,119, respectively)	2,458,703	2,345,633
Investment tax credits recoverable	125,970	129,285
Other current assets	140,333	221,041
Total current assets	3,934,995	4,252,772

Deposits	99,972	101,994
Equipment	115,979	111,150
Intangible assets (net of accumulated amortization of $4,449,281 and $4,243,641, respectively) – Note 2(e)	2,482,693	2,930,616
Goodwill – Note 2(e)	8,515,922	8,740,025
Other assets	53,434	58,817
Total Assets	$15,202,995	$16,195,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,504,980	$2,667,997
Unearned revenue	726,348	655,361
Customer deposits	2,018	5,127
Accrued warranty	126,811	120,963
Total current liabilities	3,360,157	3,449,448

Deferred lease inducements	3,987	4,677
Convertible debentures – Note 4	483,300	–
Unrecognized tax benefit	98,575	98,575
Total liabilities	3,946,019	3,552,700

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2010 – 1; April 30, 2010 – 1	–	–
Common stock, $0.001 par value – Note 6
Authorized: 83,076,900
Issued and outstanding:
July 31, 2010 –33,088,375; April 30, 2010 – 33,015,627	33,088	33,016
Additional paid-in capital	52,363,560	51,902,471
Accumulated deficit	(41,207,206)	(39,779,781)
Accumulated other comprehensive income – currency translation adjustment	67,534	486,968
Total stockholders’ equity	11,256,976	12,642,674
Liabilities and Stockholders’ Equity	$15,202,995	$16,195,374

Going concern – Note 2
Commitments and contingent liability – Notes 8 and 9

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Stated in U.S. Dollars) (Unaudited)

	Three Months Ended
	July 31,
	2010	2009
Revenue – Note 7:
Software	$1,819,152	$1,141,343
Service	400,433	909,114
Total revenue	2,219,585	2,050,457
Operating expenses:
Cost of sales (includes depreciation of $3,994 and $2,121 and amortization of intangible assets of $205,640 and $205,972
for three months ended July 31, 2010 and 2009 respectively –
Note 2(e))	746,030	642,728
Sales and marketing	865,683	759,005
Research and development	1,063,647	820,128
General and administrative	995,462	622,399
Restructuring costs – Note 10	–	44,912
Total operating expenses	3,670,822	2,889,172
Loss from operations	(1,451,237)	(838,715)
Interest and other income (expense), net:
Interest income	52,079	27,758
Interest expense	(221)	(1,666)
Foreign exchange loss	(28,046)	(429,713)
Net loss for the period	$(1,427,425)	$(1,242,336)
Other comprehensive income (loss):
Foreign currency translation adjustments	(419,434)	2,110,896
Comprehensive income (loss)	$(1,846,859)	$868,560
Net loss per share:
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:	33,066,204	28,968,332

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in U.S. Dollars) (Unaudited)

	Three Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net loss for the period	$(1,427,425)	$(1,242,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,509	67,628
Amortization of intangible assets	205,640	205,972
Stock-based compensation – Note 6	300,485	219,615
Share purchase warrants – Note 6	136,934	–
Shares issued as part of share purchase plan	7,941	–
Foreign exchange loss	28,046	429,713
Changes in assets and liabilities:
Accounts receivable	(116,599)	(28,979)
Other current assets	78,323	(948,309)
Decrease in other assets	(7,117)	(6,464)
Accounts payable and accrued liabilities	(132,962)	510,778
Unearned revenue	70,987	(97,029)
Customer deposits	(3,109)	(5,364)
Accrued warranty	5,848	(14,168)
Net cash used in operating activities	(818,499)	(908,943)

Cash flows from investing activities:
Purchase of equipment	(28,457)	(36,753)
Deposits	661	28,395
Net cash used in investing activities	(27,796)	(8,358)

Cash flows from financing activities:
Common stock issued, net of transaction costs	15,802	–
Convertible debentures issued	483,300	–
Net cash provided by financing activities	499,102	–

Foreign exchange effect on cash	369	92,733

Decrease in cash	(346,824)	(824,568)

Cash, beginning of the period	1,556,813	2,931,932
Cash, end of the period	$1,209,989	$2,107,364

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$221	$1,666
Taxes	–	–
Non cash transactions – Note 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
Balance, May 1, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,779,781)	$486,968	$12,642,674

Shares issued:
Employee share purchase plan	22,748	22	–	–	23,720	–	–	23,742
Exchange of subsidiary preferred shares – Note 6	50,000	50	–	–	(50)	–	–	–
Stock-based compensation – Note 6	–	–	–	–	300,485	–	–	300,485
Share purchase warrants – Note 6	–	–	–	–	136,934	–	–	136,934
Net loss for the period	–	–	–	–	–	(1,427,425)	–	(1,427,425)
Foreign currency translation adjustment	–	–	–	–	–	–	(419,434)	(419,434)
Balance, July 31, 2010 (Unaudited)	33,088,375	$33,088	1	$–	$52,363,560	$(41,207,206)	$67,534	$11,256,976

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
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
July 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $41,207,206 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $11-$13 million to fund ongoing operations and working capital requirements through July 31, 2011. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2011 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 4, and to increase revenues and decrease costs from operations.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2010 annual consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

c)	New Accounting Pronouncements

The Company has evaluated subsequent events as at September 13, 2010 for potential recognition and disclosure in the financial statements. This date represents the date the financial statements are available to be issued.

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
July 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	Derivative Instruments and Hedging Activities

ASC 815: The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because ASC 815 only requires additional disclosure, the adoption of ASC 815 did not impact the Company’s financial position, results of operations, and cash flows (see Note 11, “Derivative Instruments and Hedging Activities,” of the Notes to Interim Consolidated Financial Statements).

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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2010 was $6,497,094 (CDN$6,704,947) (April 30, 2010-$6,668,070) and $2,018,828 (CDN$2,083,752) (April 30, 2010-$2,071,956), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2010 and 2009.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
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

A summary of the Company’s intangible assets, net, at July 31, 2010 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,720,941	$3,514,719	$1,636,114	$1,570,108
Customer assets	2,966,366	934,562	1,119,219	912,585
Intangible assets	$9,687,307	$4,449,281	$2,755,333	$2,482,693

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three months ended July 31, 2010, pursuant to the terms of these agreements, was $152,745 (2009 - $134,238), respectively. As at July 31, 2010, the Company had an accounts receivable balance from Mitel of $176,162 (April 30, 2010 - $170,802).

During the three months ended July 31, 2010, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $19,365 (2009 - $18,404) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation, a company controlled by the Chairman of the Company, purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $0.90 for a period of two years from the closing of the private placement.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 4	Convertible Debentures

On July 30, 2010, the Company completed the issuance of a convertible debenture in the principal amount of $483,300 to a company controlled by the spouse of a significant shareholder of the Company. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. The debenture is convertible by the holder, at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.00 per share. The convertible debenture may all be prepaid in whole or in part by the Company by paying 105% of the principal to be prepaid together with accrued and unpaid interest on or before July 30, 2011, or by paying 102.5% of the principal to be prepaid together with accrued and unpaid interest between July 31, 2011 and April 30, 2012.

Note 5	Exchangeable Shares

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 5	Exchangeable Shares – (cont’d)

There were 10,871 outstanding exchangeable shares as of July 31, 2010 (April 30, 2009 – 60,871). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

Note 6	Common Stock

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three month period ended July 31, 2010 and 2009 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options (cont’d)

The weighted-average fair value of options granted during the three months ended July 31, 2010 was $0.66 (2009 - $nil). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months	Three Months
	Ended	Ended
	July 31, 2010	July 31, 2009
Risk-free interest rate	1.60%	n/a
Expected volatility	84.7%	n/a
Expected term	3.7 yrs	n/a
Dividend yield	0%	n/a
Weighted average fair value	$0.66	n/a

The following is a summary of the status of the Company’s stock options as of July 31, 2010 and the stock option activity during the three months ended July 31, 2010:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2010	4,617,707	$1.03
Granted	20,000	$1.10
Expired	(15,000)	$0.47
Outstanding at July 31, 2010	4,622,707	$1.05

Exercisable at July 31, 2010	2,803,768	$1.29
Exercisable at April 30, 2010	2,602,619	$1.32

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2010:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	527,125	$ 295,190	December 15, 2013	211,243	$ 118,296
$0.45	200,000	112,000	February 9, 2015	–	–
$0.47	834,863	443,537	October 10, 2010 to September 26, 2016	789,090	418,218
$0.49	20,000	10,200	March 11, 2015	–	–
$0.60	580,000	232,000	December 14, 2014	101,674	40,670
$0.62	850,000	323,000	April 17, 2014	265,625	100,938
$0.65	30,000	10,500	April 27, 2015	–	–
$1.10	20,000	–	July 23, 2015	–	–
$1.75	250,000	–	May 14, 2013	135,417	–
$1.90	66,719	–	March 8, 2015	66,719	–
$1.95	622,400	–	September 7, 2010 to January 10, 2016	622,400	–
$2.00	246,000	–	January 1, 2011 to February 28, 2015	246,000	–
$2.15	240,000	–	September 7, 2016	230,000	–
$3.05	135,600	–	May 23, 2016	135,600	–

July 31, 2010	4,622,707	$1,426,427		2,803,768	$ 678,122

April 30, 2010	4,617,707	$ 895,060		2,602,619	$ 404,859

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.00 per share as of July 31, 2010 (April 30, 2010 – $0.82), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2010 was 1,367,632 (April 30, 2010 – 1,239,933). The total intrinsic value of options exercised during the three months ended July 31, 2010 was $nil (2009 – $nil). The grant date fair value of options vested during the three months ended July 31, 2010 was $119,866 (2009 – $938,301).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2010.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value
Non-vested options at April 30, 2010	2,015,088	$0.39
Granted	20,000	$0.66
Vested	(216,149)	$0.55
Non-vested options at July 31, 2010	1,818,939	$0.38

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

As of July 31, 2010 there was $598,601 (2009 – $1,278,035) of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.66 years (2009 – 0.96 years).

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended
	July 31,
	2010	2009
Cost of sales	$6,751	$20,180
Sales and marketing	23,029	31,373
Research and development	8,460	31,589
General and administrative	262,245	136,473
Total stock-based compensation	$300,485	$219,615

Warrants

During the three months ended July 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. These warrants will vest on a proportional basis to invoices delivered by the Company and the warrants will be held in trust and delivered once payment has been received by the Company. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended July 31, 2010 was $136,934 (2009 – $nil). The remaining 680,000 warrants will be valued and charged against revenue pro rata as the remaining revenue under the contract is recognized. The warrants enable the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. The assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31,
	2010	2009
Risk-free interest rate	0.55%	–
Expected volatility	100.51%	–
Expected term	2 yrs	–
Dividend yield	0%	–
Weighted average fair value	$0.43	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants (cont’d)

The following table summarizes information regarding the warrants outstanding as of July 31, 2010:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$1.50	July 30, 2012
Expired	(1,216,720)	$2.25	July 31, 2010
Warrants at July 31, 2010	2,715,368	$1.15	October 24, 2010 to July 30, 2012

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2010, a total of 589,244 shares were available for issuance under the ESPP. During the three months ended July 31, 2010, 22,748 shares were sold or issued to employees under the ESPP.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (DSUP), each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant without prior approval of the TSX Venture Exchange. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company vests immediately on the award date. A deferred share unit granted to a participant other than a director generally vests as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense in the period of grant.

A total of 1,500,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2010, 322,500 deferred share units were issued under the DSUP, of which 150,000 were granted to officers and 172,500 were granted to non-employee directors. As of July 31, 2010, a total of 657,339 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2010, and changes during the period then ended:

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

		Weighted Average Grant Date
	Number of DSU’s	Fair Value Per Unit
DSU’s outstanding at April 30, 2010	520,161	$0.60
Granted	322,500	$1.00
DSU’s outstanding at July 31, 2010	842,661	$0.75

As of July 31, 2010 there was $248,192 (2009 – $nil) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.66 years (2009 – nil).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended
	July 31,
	2010	2009
General and administrative	$195,708	$–
Total deferred share unit-based compensation	$195,708	$–

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2010 and 2009:

	Three Months Ended
	July 31,
	2010	2009
North America	$1,377,595	$1,249,199
Europe	619,630	441,968
Asia and Africa	118,405	239,260
Latin America	103,955	120,030
	$2,219,585	$2,050,457

Contained within the results of North America for the three months ended July 31, 2010 are revenues from the United States of $1,172,545 (2009 - $1,087,106) and from Canada of $205,050 (2009 - $162,093).

Contained within the results of Europe for the three months ended July 31, 2010 are revenues from the United Kingdom of $408,413 (2009 - $58,277), from Germany of $50,686 (2009 - $132,862), from Iceland of $20,704 (2009 - $12,847), from Switzerland of $17,619 (2009 - $9,918), and from Norway of $15,444 (2009 - $1,377).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 7	Segmented Information – (cont’d)

Contained within the results of Asia and Africa for the three months ended July 31, 2010 are revenues from China of $39,543 (2009 - $8,775), from Australia of $22,681 (2009 - $11,264), and from Sri Lanka of $12,080 (2009 - $7,575).

Contained within the results of Latin America for the three months ended July 31, 2010 are revenues from Mexico of $38,071 (2009 - $71,741), from South Africa of $21,318 (2009 - $nil), from Brazil of $14,940 (2009 - $7,332), and from Colombia of $11,511 (2009 - $20,626).

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2010	April 30, 2010
Canada	$11,131,185	$11,825,188
United States	36,843	15,420
Total	$11,168,028	$11,840,608

Revenue from significant customers for the three months ended July 31, 2010 and 2009 is summarized as follows:

	Three Months Ended
	July 31,
	2010	2009
Customer A	21%	16%
Customer B	15%	-
Customer C	-	10%
	36%	26%

Accounts receivable balances for Customer A were $532,812 as at July 31, 2010 (April 30, 2010 - $1,000,975).
Accounts receivable balances for Customer B were $500,000 as at July 31, 2010 (April 30, 2010 - $nil).
Accounts receivable balances for Customer C were $45,250 as at July 31, 2010 (April 30, 2010 - $88,250).

Note 8	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On January 14, 2010, the Company entered into extension agreement on this lease for the third time which commenced on April 1, 2010 and expires March 31, 2011. The monthly lease payment under the extension agreement is $2,339.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,621 was made. The monthly lease payment under this agreement is $9,621 plus $8,430 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,273. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,116 (CDN$3,216) plus $3,073 (CDN$3,171) in operating costs.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 8	Commitments – (cont’d)

c)

On July 10, 2006, the Company entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $80,258 was made. The monthly lease payment under this agreement is $22,615 plus $21,283 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,455. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

e)

On July 29, 2010, the Company entered into extension of an existing leases agreement which commenced on August 1, 2010 and expires on July 31, 2011. The monthly lease payment under the new extension agreement is $7,275.

f)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $479,655 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases	Office Leases
	– Related	– Unrelated	Sub Lease	Total Office	Settlement
	Party	Party	Income	Leases	Agreement
2011	$58,096	$641,725	$(121,159)	$578,662	$95,931
2012	77,462	457,920	(161,545)	373,837	127,908
2013	–	90,252	(67,310)	22,942	79,943
	$135,558	$1,189,897	$(350,014)	$975,441	$303,782

Note 9	Contingent Liability

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

Note 10	Restructuring

The Company incurred no restructuring costs for the three months ended July 31, 2010. The Company incurred restructuring costs of $44,912 during the three months ended July 31, 2009, as a result of the Company’s post acquisition activities. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 11	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended July 31, 2010 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Three Months Ended
In U.S. dollars	July 31,
	2010	2009
Canadian dollar	$-	$1,000,000
Total	$-	$1,000,000

The fair value of forward contracts as of July 31, 2010 was $nil, as all forward contracts have since been settled.

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

On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 7,680,168 shares of our common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares are exchangeable into 369,836 shares of common stock. For accounting purposes, our company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

On October 17, 2007, we changed our name from CounterPath Solutions, Inc. to CounterPath Corporation.

On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 5,900,014 shares of our common stock. For accounting purposes, our company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

On February 1, 2008, we acquired BridgePort Networks, Inc. a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort. For accounting purposes, our company was deemed to be the acquirer of BridgePort based on certain factors primarily being the composition of the board after the transaction.

On February 5, 2008, our company's wholly-owned subsidiaries, NewHeights and CounterPath Solutions R&D Inc. were merged as a wholly-owned subsidiary of our company under the name CounterPath Technologies Inc.

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

Our common shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America and on the TSX Venture Exchange in Canada.

Business of CounterPath

Our business focuses on the design, development, marketing and sales of desktop and mobile application software, gateway server software and related professional services, such as pre and post sales technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets primarily to carriers, original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

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

Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At July 31, 2010 we have a restructuring accrual for severance of $nil.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2010 annual consolidated financial statements.

Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

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

Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2010, we recorded an expense of $300,485 in connection with share-based payment awards. A future expense of non-vested options of $598,601 is expected to be recognized over a weighted-average period of 2.66 years. A future expense of non-vested deferred share units of $248,192 is expected to be recognized over a weighted-average period of 2.66 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2010, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2010.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $2.75 million consisting of $1.75 million for the intangible assets of NewHeights and $1.0 million for the intangible assets of FirstHand. During the fiscal year ended April 30, 2010 and the most recent quarter ended July 31, 2010, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

Our operating activities during the three months ended July 31, 2010 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2010 and 2009, and as at July 31, 2010 and April 30, 2010 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2010 and 2009 and fiscal year ended April 30, 2010. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data		Three Months Ended July 31,
	2010			2009
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,219,585	100%		$2,050,457	100%

Non-GAAP operating expenses[1]	3,164,697	143%		2,463,585	120%
Stock-based compensation	300,485	14%		219,615	11%
Amortization of intangible assets	205,640	9%		205,972	10%
GAAP operating expenses	3,670,822	165%		2,889,172	141%

Loss from operations	(1,451,237)	(65%	)	(838,715)	(41%	)
Interest income, net	51,858	2%		26,092	1%
Foreign exchange loss	(28,046)	(1%	)	(429,713)	(21%	)
Net loss	($1,427,425)	(64%	)	($1,242,336)	(61%	)

Loss per share	($0.04)			($0.04)

Weighted average common shares outstanding	33,066,204			28,968,332

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Balance Sheet Data	July 31, 2010	April 30, 2010
Cash	$1,209,989	$1,556,813
Current assets	3,934,995	4,252,772
Current liabilities	3,360,157	3,449,448
Total liabilities	3,946,019	3,552,700
Total assets	$15,202,995	$16,195,374

Revenue

	Three Months Ended July 31,
	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,819,152	82%	$1,141,343	56%	$677,809	59%
Service	400,433	18%	909,114	44%	(508,681)	(56%	)
Total revenue	$2,219,585	100%	$2,050,457	100%	$169,128	8%

Revenue by Region
International	$841,990	38%	$801,258	39%	$40,732	5%
North America	1,377,595	62%	1,249,199	61%	128,396	10%
Total revenue	$2,219,585	100%	$2,050,457	100%	$169,128	8%

For the three months ended July 31, 2010, we generated $2,219,585 in revenue compared to $2,050,457 for the three months ended July 31, 2009. This represents an increase of $169,128 or 8% from the same period last year. Revenues of $2,219,585 are net of a $136,934 non-cash charge representing the fair value of 320,000 warrants that were charged against revenue during the quarter. In total, 1,000,000 warrants with a term of two years were issued to a customer as part of a contract entered into on July 30, 2010, enabling the customer to acquire shares of common stock for a period of up to two years at an exercise price of $1.50 per share of common stock. The warrants were valued using the Black Scholes methodology as outlined in note 5 to the consolidated unaudited financial statements. We generated $1,819,152 in software revenue for the three months ended July 31, 2010 compared to $1,141,343 for the three months ended July 31, 2009, representing an increase of $677,809 or 59%. The increase in software revenue was primarily due to increases in sales of our products to original equipment manufacturers. For the three months ended July 31, 2010, service revenue was $400,433 compared to $909,114 for the three months ended July 31, 2009. The decrease of $508,681 in service revenue was primarily due to the decrease in sales of professional engineering and customization work. International revenue outside of North America increased by 5% during the three months ended July 31, 2010 compared to the three months ended July 31, 2009, due to an overall increase in sales in the period. North American revenue increased by 10%, compared to the three months ended July 31, 2009, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

Cost of sales for the three months ended July 31, 2010 and 2009 were as follows:

	July 31, 2010		July 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$746,030	34%	$642,728	31%	$103,302	16%

Cost of sales was $746,030 for the three months ended July 31, 2010 compared to $642,728 for the three months ended July 31, 2009. The increase of $103,302 was primarily attributable to an increase in wages and benefits of approximately $61,000, and increase in costs of approximately $34,000 due to increased sales of third party software (codecs) and USB sticks. Additionally, there was an increase in warranty expense of approximately $20,000 as a result of the overall increase in revenue. Cost of sales for the three months ended July 31, 2010 includes $205,640 ($205,972 – 2009) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2010 and 2009 were as follows:

	July 31, 2010		July 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$865,683	39%	$759,005	37%	$106,678	14%

Sales and marketing expenses were $865,683 for the three months ended July 31, 2010 compared to $759,005 for the three months ended July 31, 2009. The increase of $106,678 was primarily attributable to an increase of approximately $100,000 in sales and marketing related wages and commissions as well as increases in professional and consulting fees of approximately $23,000 resulting from a combination of new hires and salary increases to the existing staff. Other sales and marketing expenses decreased by a net amount of approximately $15,000.

Research and Development

Research and development expenses for the three months ended July 31, 2010 and 2009 were as follows:

	July 31, 2010		July 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,063,647	48%	$820,128	40%	$243,519	30%

Research and development expenses were $1,063,647 for the three months ended July 31, 2010 compared to $820,128 for the three months ended July 31, 2009. The increase of $243,519 was primarily attributable to an increase in dues and subscriptions of approximately $145,000. Wages and benefits increased by approximately $93,000 as a result of new hires and increases in salaries to the existing employees.

General and Administrative

General and administrative expenses for the three months ended July 31, 2010 and 2009 were as follows:

	July 31, 2010		July 31, 2009		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$995,462	45%	$622,399	30%	$373,063	60%

General and administrative expenses were $995,462 for the three months ended July 31, 2010 compared to $622,399 for the three months ended July 31, 2009. The increase of $373,063 in general and administrative expenses was primarily attributable to an increase in personnel related costs of approximately $35,000, a relative increase in provision for bad debts of approximately $150,000 as a result of a recovery of bad debt in the prior year, an increase in patent related costs of approximately $88,000, and an increase of approximately $126,000 in stock based compensation expense partially offset by a decrease of approximately of approximately $32,000 in amortization expense.

Restructuring Charges

Restructuring charges for the three months ended July 31, 2010 and 2009 were as follows:

		July 31, 2010		July 31, 2009		Period-to-Period Change
			Percent		Percent		Percent
			of		of		Increase/
		Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$	nil	n/a	$44,912	2%	($44,912)	(100%	)

Restructuring charges for the three months ended July 31, 2010 were $nil compared to $44,912 for the three months ended July 31, 2009. The restructuring charges for the three months ended July 31, 2009 pertain to the employee restructuring activity as a result of the consolidation of administrative, sales, marketing, research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

Interest income for the three months ended July 31, 2010 was $52,079 compared to $27,758 for the three months ended July 31, 2009. Interest expense for the three months ended July 31, 2010 was $221 compared to $1,666 for the three months ended July 31, 2009.

Foreign exchange loss for the three months ended July 31, 2010 was $28,046 compared to $429,713 for the three months ended July 31, 2009. The foreign exchange loss represents the loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

As of July 31, 2010, we had $1,209,989 in cash compared to $1,556,813 at April 30, 2010, representing a decrease of $346,824. Our working capital was $574,838 at July 31, 2010 compared to $803,324 at April 30, 2010, representing a decrease of $228,486.

Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At July 31, 2010, we had cash of approximately $1.21 million and working capital of approximately $0.57 million; however, our management projects that under our current operating plan, we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization.

Operating Activities

Our operating activities resulted in a net cash outflow of $818,499 for the three months ended July 31, 2010. This compares to a net cash outflow of $908,943 for the same period last year and represents a decrease of $90,444 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2010 was primarily a result of a net loss of $1,427,425, a $132,962 decrease in accounts payable, and a $116,599 increase in accounts receivable, offset by a $70,987 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $136,934 for a warrant charge, $28,046 for foreign exchange loss, $300,485 for stock-based compensation, $205,640 for amortization of intangible assets, and $34,509 for depreciation and amortization.

The net cash outflow of $908,943 from operating activities for the three months ended July 31, 2009 was primarily a result of a net loss of $1,242,336, a $948,309 increase in other current assets and a $97,029 decrease in unearned revenue partially offset by a $510,778 increase in accounts payable. The net cash outflow was further offset by adjustments for non-cash expenses including $429,713 for foreign exchange loss, $219,615 for stock-based compensation, $205,972 for amortization of intangible assets and $67,628 for depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $27,796 for the three months ended July 31, 2010 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $8,358 for the same period last year from purchases of equipment. At July 31, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $499,102 for the three months ended July 31, 2010 compared to a net cash inflow of $nil for the three months ended July 31, 2009.

On July 30, 2010 we issued a convertible debenture in the principal amount of $483,300 to a company controlled by the spouse of a significant shareholder of our company. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. The debenture is convertible by the holder, at any time prior to maturity, in whole or in part into common shares of our company at a conversion price of $1.00 per share. The convertible debenture may all be prepaid in whole or in part by the Company by paying 105% of the principal to be prepaid together with accrued and unpaid interest on or before July 30, 2011, or by paying 102.5% of the principal to be prepaid together with accrued and unpaid interest between July 31, 2011 and April 30, 2012.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2010, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our annual report on Form 10-K for the year ended April 30, 2010 filed with the SEC on July 27, 2010, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2010, we granted stock options to an employee to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $1.10 per share, exercisable for a period of five years pursuant to our 2005 Amended and Restated Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

On July 30, 2010, we issued warrants to a customer to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of two years. The warrants were issued from the available option pool under the 2005 Amended and Restated Stock Option Plan. These warrants will vest on a proportional basis to invoices delivered by the Company and the warrants will be held in trust and delivered once payment has been received by the Company. We issued the warrants to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

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

10.16	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.17	Form of Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.18	Installment Subscription Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.19	Loan Conversion Agreement dated August 2, 2007, between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

10.32	Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

10.33	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.34	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation
CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)
6789722 Canada Inc. (incorporated in Canada)
FirstHand Technologies Inc. (continued into the Province of British Columbia, Canada)
BridgePort Networks, Inc. (incorporated in the state of Delaware)
BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32	Section 906 Certification of Donovan Jones and David Karp (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
Date: September 14, 2010

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: September 14, 2010