Form 10-K/A
period 2010-04-30
COUNTERPATH CORP
filed 2010-12-10
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

     This amended annual report on Form 10-K/A for the period ended April 30, 2010 discloses and discusses the impact and effect of a restatement of our previously filed financial statements as at April 30, 2010 and 2009 and for the years then ended related to the consolidated balance sheets as at April 30, 2010 and 2009, the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended April 30, 2010 and 2009, for the effects of a computational error in accounting for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and for an overstatement of accrued liabilities due to an overstatement of estimated royalty costs for certain third party software.

     On December 3, 2010, we announced that following an internal review by our management, auditors and audit committee of our accounting for our intangible assets and certain accrued liabilities, we would restate our historical financial statements.  Accordingly, management concluded, and our audit committee agreed, that our financial statements and the related reports of our independent registered public accounting firm and all earnings press releases and similar communications issued by us relating to such financial statements should no longer be relied upon.

     As a result of the review, our company concluded that a computational error occurred  in translating Canadian dollar denominated intangible assets to United States dollar denominated assets.  Therefore, we are restating previously issued financial statements to properly record the year end amounts of intangible assets and accumulated other comprehensive loss – foreign currency translation adjustments and the related revision to the impairment of intangible assets charge taken in fiscal year 2009 and the related tax effects.  These adjustments result in an increase in net loss of $6,254 for the year ending April 30, 2010 (2009 - $349,353).  The adjustments also result in a decrease in the carrying amount of intangible assets by $1,256,257 as at April 30, 2010 (2009 – $713).  In addition the adjustments result in an increase of $349,353 in accumulated deficit as of April 30, 2009 and a decrease of $348,640 in accumulated other comprehensive loss – foreign currency translation adjustments as of April 30, 2009 to reflect the cumulative effect of the error.  This restatement has no effect on our reported taxes, cash flows or liquidity.

     In addition, the Company determined through its recent investigation of third party intellectual property rights that it overstated the accrual of its estimated royalty costs for certain third party software.  Therefore, we are restating previously issued financial statements to reverse the overstated amount of the cost of sales and the accrued liabilities.  These adjustments result in a decrease in net loss of $114,523 for the year ending April 30, 2010 (2009 – $67,932).  These adjustments resulted in a decrease of $354,309 in accumulated deficit as of April 30, 2010 (2009-$239,786) to reflect the cumulative effect of the error. This restatement has no effect on our reported cash flows, no tax effect and improves our working capital by $354,309 as of April 30, 2010 (2009 - $239,786) as a result of the reduction of the liability.

     The combined effect of the restated figures is a decrease in our basic and diluted loss per share by $0.01 to $0.17 per share for the year ended April 30, 2010 and an increase in our basic and diluted loss per share by $0.01 to $0.58 per share for the year ended April 30, 2009.   The combined effect on our company’s consolidated balance sheet as of April 30, 2010 is a decrease in intangible assets of $1,256,257 (2009 – $713), a decrease in accounts payable and accrued liabilities of $354,309 (2009 – $239,786), an increase in accumulated deficit of $1,298 (2009 – $109,567) and an increase in accumulated other comprehensive loss – foreign currency translation adjustments of $900,650 (2009 – decrease of $348,640).

     This amended annual report on Form 10-K/A for the fiscal year ended April 30, 2010 amends and restates only those items of the previously filed annual report on Form 10-K which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 15 to our annual audited consolidated financial statements included in Part II - Item 8.  No other information contained in our previously filed Form 10-K for the year ended April 30, 2010 has been updated or amended.

COUNTERPATH CORPORATION
APRIL 30, 2010 ANNUAL REPORT ON FORM 10-K /A

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions.  Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable.  As a result of our review of the recoverability of intangibles assets there was no impairment charge for the current year (2009 - $3.10 million, consisting of $2.01 million for the intangible assets of NewHeights and $1.09 million for the intangible assets of FirstHand).

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

Operating Expenses

Cost of Sales

Cost of sales for the year ended April 30, 2010 and 2009 were as follows:

	April 30, 2010		April 30, 2009		Period-to-Period Change
	Restated-Note 15		Restated-Note 15		Restated-Note 15
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,825,480	35%	$4,115,694	42%	($1,290,214)	(31%	)

      Cost of sales was $2,825,480 for the year ended April 30, 2010 compared to $4,115,694 for the year ended April 30, 2009.  The decrease of $1,290,214 was mainly due to a $1,136,130 reduction in amortization of intangible assets as well as decreases in personnel and associated wages and benefits of approximately $181,000.

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

Liquidity and Capital Resources

      As of April 30, 2010, we had $1,556,813 in cash compared to $2,931,932 at April 30, 2009, representing a decrease of $1,375,119. Our working capital was $1,157,633 at April 30, 2010 compared to $1,806,269 at April 30, 2009, representing a decrease of $648,636.

     Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.  At April 30, 2010, we had cash of approximately $1.6 million and working capital of approximately $1.2 million; however, our management projects that under our current operating plan we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements through April 30, 2011.  We anticipate that this will be funded through cash flow generated from operations, working capital, potential rationalization beyond the completed employee rationalization and external financing. On October 29, 2009, we issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000).  We incurred $14,637 of transaction costs.  Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant.  Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from October 29, 2009 at an exercise price of $0.90 per share.

Operating Activities

      Our operating activities resulted in a net cash outflow of $3,503,080 for the year ended April 30, 2010.  This compares with a net cash outflow of $6,535,523 for the year ended April 30, 2009, representing a $3,032,443 decrease in cash outflows from operations.  The net cash outflow from operating activities for the year ended April 30, 2010 was primarily a result of a net loss of $5,353,317 and a decrease in accounts payable of $874,926, partially offset by a decrease in accounts receivable of $262,894.  The decrease in accounts receivable is attributable to lower year over year revenues and collection of a number of outstanding large receivables during fiscal 2010.  The net cash outflow was further offset by adjustment for non-cash expenses including $378,828 for foreign exchange loss, $883,225 for stock-based compensation, $874,700 for amortization of intangible assets, and $276,410 for depreciation and amortization.

      The net cash outflow from operating activities for the year ended April 30, 2009 was primarily a result of a net loss of $16,120,133 and a decrease in accounts payable of $704,494, partially offset by a decrease in accounts receivable of $3,463,001. The decrease in accounts receivable is attributable to relatively flat year over year revenues and collection of a number of outstanding large receivables during fiscal 2009. The net cash outflow was also offset by non-cash expenses of $2,010,830 for amortization of intangible assets, $3,104,686 for impairment of intangibles, $1,443,864 for stock-based compensation and $590,349 for depreciation and amortization and $242,141 for unearned revenue.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $39,781,079 at April 30, 2010 and incurred a net loss for the year then ended of $5,353,317.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of April 30, 2010 and 2009 and for the years then ended have been restated to correct errors in the accounting for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets and  overstatement of certain accrued liabilities as described in Note 15.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 27, 2010 (except for Note 15, December 9, 2010)

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2010	2009
	Restated-	Restated-
	Note 15	Note 15
Assets
Current assets:
Cash	$1,556,813	$2,931,932
Accounts receivable (net of allowance for doubtful accounts of $1,116,119 (2009 - $755,114))	2,345,633	2,524,220
Investment tax credits recoverable	129,285	143,334
Prepaid expenses and deposits	221,041	310,274
Total current assets	4,252,772	5,909,760

Deposits	101,994	114,267
Equipment – Note 3	111,150	258,442
Intangible assets (net of accumulated amortization of $4,249,895 (2009 - $3,375,194) – Note 2(b)	1,674,359	2,201,181
Goodwill – Note 2(b)	8,740,025	7,262,701
Other assets	58,817	92,101
Total Assets	$14,939,117	$15,838,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,313,688	$3,248,215
Unearned revenue	655,361	708,455
Customer deposits	5,127	9,443
Accrued warranty – Note 2(b)	120,963	137,378
Total current liabilities	3,095,139	4,103,491

Deferred lease inducements	4,677	55,016
Unrecognized tax benefit – Notes 2(b) and 8	98,575	98,575
Total liabilities	3,198,391	4,257,082

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 6 Authorized: 100,000,000 Issued and outstanding: April 30, 2010 – 1; April 30, 2009 – 1	–	–
Common stock, $0.001 par value – Note 7 Authorized: 83,076,900 Issued and outstanding: April 30, 2010 – 33,015,627; April 30, 2009 – 28,832,050	33,016	28,831
Additional paid-in capital	51,902,471	48,718,444
Accumulated deficit	(39,781,079)	(34,427,762)
Accumulated other comprehensive loss – currency translation adjustment	(413,682)	(2,738,143)
Total stockholders’ equity	11,740,726	11,581,370
Liabilities and Stockholders’ Equity	$14,939,117	$15,838,452

Going concern – Note 2
Commitments and contingent liability – Notes 10 and 11

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2010	2009
	Restated-	Restated-
	Note 15	Note 15
Revenue – Note 9:
Software	$5,974,712	$6,868,980
Service	2,042,145	2,964,121
Total revenue	8,016,857	9,833,101
Operating expenses:
Cost of sales (includes depreciation of $6,361 (2009 - $50,743) and amortization of intangible assets of $874,700 (2009 - $2,010,830)) – Note 2(b)	2,825,480	4,115,694
Sales and marketing	3,063,523	4,147,626
Research and development	3,586,425	7,075,640
General and administrative	3,689,900	6,507,332
Impairment of intangible assets – Note 2(b)	–	3,104,686
Restructuring costs – Note 12	44,912	1,565,347
Total operating expenses	13,210,240	26,516,325
Loss from operations	(5,193,383)	(16,683,224)
Interest and other income (expense), net
Interest income	221,493	107,931
Interest expense	(2,599)	(11,676)
Foreign exchange gain (loss)	(378,828)	466,836
Net loss for the year	(5,353,317)	(16,120,133)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,324,461	(3,470,327)
Comprehensive loss	$(3,028,856)	$(19,589,865)
Net loss per share:
Basic and diluted	$(0.17)	$(0. 58)

Weighted average common shares outstanding:	31,067,445	27,886,194

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2010	2009
	Restated-	Restated-
	Note 15	Note 15
Cash flows from operating activities:
Net loss for the year	$(5,353,317)	$(16,120,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,410	590,349
Amortization of intangible assets	874,700	2,010,830
Impairment of intangible assets	–	3,104,686
Severance paid by issuance of common stock	–	125,806
Shares issued as part of share purchase plan	15,489	-
Stock-based compensation	883,225	1,443,864
Foreign exchange (gain) loss	378,828	(466,836)
Changes in assets and liabilities:
Accounts receivable	262,894	3,463,001
Prepaid expenses and deposits	109,906	306,706
Accounts payable and accrued liabilities	(874,926)	(704,494)
Other assets	(16,716)	35,648
Unearned revenue	(38,840)	(242,141)
Customer deposits	(4,316)	(75,840)
Warranty payable	(16,417)	(6,969)
Net cash used in operating activities	(3,503,080)	(6,535,523)

Cash flows from investing activities:
Purchase of equipment	(53,641)	(71,145)
Deposits	36,468	(28,280)
Net cash used in investing activities	(17,173)	(99,425)

Cash flows from financing activities:
Common stock issued	1,896,082	3,752,835
Decrease in due to related parties	–	–
Net cash provided by financing activities	1,896,082	3,752,835

Foreign exchange effect on cash	249,052	(409,568)

Increase (decrease) in cash	(1,375,119)	(3,291,681)

Cash, beginning of the year	2,931,932	6,223,613
Cash, end of the year	$1,556,813	$2,931,932

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,599	$11,676
Taxes	$–	$–

Common stock issued for severance	$–	$125,806
Non cash transactions – Notes 6 and 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2010 and 2009
(Stated in U.S. Dollars)

	Common shares		Preferred Shares

							Accumulated
							Other
	Number		Number		Additional	Accumulated	Comprehensive
	of		of		Paid-in	Deficit	Loss	Total
	Shares	Par Value	Shares	Par Value	Capital	Restated-Note 15	Restated-Note 15	Restated-Note 15
Balance May 1, 2008	25,921,797	$25,922	1	$–	$43,398,848	$(18,307,629)	$732,184	$25,849,325

Shares issued:
Private placements – Note 7	2,530,841	2,531	–	–	3,750,304	–	–	3,752,835
Issued for severance – Note 7	279,412	279	–	–	125,527	–	–	125,806
Exchange of subsidiary preferred shares – Note 6	100,000	100	–	–	(100)	–	–	–
Stock-based compensation - Note 7	–	–	–	–	1,443,864	–	–	1,443,864
Net loss for the year	–	–	–	–	–	(16,120,133)	–	(16,120,133)
Foreign currency translation adjustment	–	–	–	–	–	–	(3,470,327)	(3,470,327)
Balance, April 30, 2009	28,832,050	28,832	1	–	48,718,443	(34,427,762)	(2,738,143)	11,581,370

Shares issued:
Private placements – Note 7	3,333,334	3,333	–	–	1,849,793	–	–	1,853,126
Issued as part of debt settlement	527,370	527	–	–	392,889	–	–	393,416
Exercise of stock options	25,875	26	–	–	11,952	–	–	11,978
Employee Share Purchase Plan	88,028	89	–	–	46,378	–	–	46,467
Exchange of subsidiary preferred shares – Note 6	208,970	209	–	–	(209)	–	–	–
Stock-based compensation - Note 7	–	–	–	–	883,225	–	–	883,225
Net loss for the year	–	–	–	–	–	(5,353,317)	–	(5,353,317)
Foreign currency translation adjustment	–	–	–	–	–	–	2,324,461	2,324,461
Balance, April 30, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,781,079)	$(413,682)	$11,740,726

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations.  As at April 30, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $39,781,079 since incorporation and incurred a net loss for the year ended April 30, 2010 totalling $5,353,317. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The expected amortization to be recorded for years ended April 30, 2011 to 2013 of the acquired technologies and customer asset is as follows:

	NewHeights	FirstHand	BridgePort	Total
	Restated-Note 15	Restated-Note 15	Restated-Note 15	Restated-Note 15

2011	$434,800	$329,460	$93,777	$858,037
2012	202,339	504,752	70,591	777,682
2013	$38,640	$–	$–	$38,640

The above intangible assets are expected to be fully amortized as at April 30, 2013.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of April 30, 2010 and determined that there was no impairment of its intangible assets (2009 - $3,104,686).

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

For the year ended April 30, 2009 the Company determined that the significant adverse change in the business climate in the last six months of 2009 affected the value of the Company’s intangible assets acquired through the acquisitions of FirstHand and NewHeights. In addition the cash flow losses as at April 30, 2009 had exceeded expectations for both of the groups of long-lived assets originating from those acquisitions. The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit,, was greater than the undiscounted cash flows, indicating impairment. The Company performed step two of the impairment test and determined there was a partial impairment of its intangible assets reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets using discounted cash-flow analysis. As a result, the Company recorded an impairment charge in fiscal 2009 of $3,104,686 related to the intangible assets.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

A summary of the Company’s intangible assets, net, at April 30, 2010 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
	Restated-Note 15	Restated-Note 15	Restated-Note 15	Restated-Note 15
Acquired technologies	$6,304,947	$3,370,200	$1,888,658	$1,046,089
Customer assets	2,723,993	879,695	1,216,028	628,270
Intangible assets, April 30, 2010	$9,028,940	$4,249,895	$3,104,686	$1,674,359

A summary of the Company’s intangible assets, net at April 30, 2009 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
	Restated-Note 15	Restated-Note 15	Restated-Note 15	Restated-Note 15
Acquired technologies	$6,083,733	$2,730,825	$1,888,658	$1,464,250
Customer assets	2,597,328	644,369	1,216,028	736,931
Intangible assets, April 30, 2009	$8,681,061	$3,375,194	$3,104,686	$2,201,181

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

Note 3	Equipment

	April 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$686,844	$686,468	$376
Computer software	734,769	726,378	8,391
Leasehold improvements	206,941	175,305	31,636
Office furniture	228,422	166,008	62,414
Websites	49,915	41,582	8,333
	$1,906,891	$1,795,741	$111,150

	April 30, 2009
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$636,993	$623,735	$13,258
Computer software	726,908	696,252	30,656
Leasehold improvements	183,498	108,824	74,674
Office furniture	230,459	107,554	122,905
Websites	49,915	32,966	16,949
	$1,827,773	$1,569,331	$258,442

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2010 and 2009 are comprised of the following:

	April 30,
	2010	2009
	Restated-Note 15	Restated-Note 15
Accounts payable – trade	$499,900	$1,024,719
Accrued commissions	158,343	38,554
Accrued vacation	362,618	377,357
Codec royalties	493,868	469,504
Research fees	246,706	626,941
Accrued severance – Note 12	344,433	395,432
Other accrued liabilities	207,820	315,708
	$2,313,688	$3,248,215

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions

During the years ended April 30, 2010 and 2009, the Company incurred the following lease expense to a company with a director in common with the Company:

		Years Ended
		April 30,
		2010	2009
Lease payment	$	Nil	$3,446

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

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended April 30,
	2010	2009
	Restated-Note 15	Restated-Note 15
Tax loss carry forwards	$13,027,000	$11,070,000
Equipment	1,123,000	871,000
Undeducted research and development expenses	2,645,000	2,199,000
Investment tax credits	1,322,000	951,000
Undeducted financing costs	–	24,000
Cumulative unrealized foreign exchange gain	(159,000)	(251,000)
Acquired technology and other intangibles	(706,000)	(487,000)
Valuation allowance established by management	(17,252,000)	(14,377,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the US federal and state statutory income tax rates as follows:

	Years Ended April 30,
	2010	2009
	Restated-Note 15	Restated-Note 15
Benefit from net loss, at US rates	$(1,895,000)	$(5,480,000)
Foreign loss at other than US rates	28,000	205,000
Non-deductible expenses	8,000	17,000
Non-deductible stock option compensation	300,000	491,000
Non-deductible loss on extinguishment of debt	–	–
Adjustment of valuation allowance	–	–
Effect of reduction in foreign statutory rates	46,000	832,000
Foreign exchange losses on revaluation of deferred tax balances	(1,777,000)	1,851,000
Expiry of non-operating losses	415,000	410,000
Increase in valuation allowance	2,875,000	1,674,000
Income tax expense for year	$–	$–

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Income Taxes – (cont’d)

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

As at April 30, 2010, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – US$	$20,000,000	2026 – 2030
Canada – CDN$	$24,000,000*	2010 – 2030

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

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	April 30,
	2010	2009
	Restated-Note 15	Restated-Note 15
Canada	$10,568,931	$9,792,534
United States	15,420	21,891
	$10,584,351	$9,814,425

Revenue from significant customers for the years ended April 30, 2010 and 2009 is summarized as follows:

	Years Ended
	April 30,
	2010	2009
Customer A	15%	13%
Customer B	7%	12%
	22%	25%

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

Note 15	Restatement

On December 3, the Company announced that it would restate its Annual Report on Form 10-K/A for the fiscal years ending April 30, 2010 and 2009 for the effects of a computational error for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and an overstatement of estimated royalty costs for certain third party software.

	a)	Foreign Currency Translation of Intangible Assets

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company has corrected a computational error in translating Canadian dollar denominated intangible assets to United States dollar denominated assets and the related revision to the impairment of intangible assets charge taken in fiscal year 2009.  These adjustments result in an increase in net loss of $6,254 for the year ending April 30, 2010 (2009 – $349,353).  The adjustments also result in a decrease in the carrying amount of intangible assets by $1,256,257 as at April 30, 2010 (2009 – $713).  In addition the adjustments result in an increase of $355,607 (2009 – $349,353) in accumulated deficit as of April 30, 2010 and an increase of $900,650 (2009 – decrease of $348,640) in accumulated other comprehensive loss-currency translation adjustment as of April 30, 2010 to reflect the cumulative effect of the error.

	b)	Overstatement of Accrued Liabilities

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company determined through its investigation of third party intellectual property rights that it overstated the accrual of its estimated royalty costs for certain third party software.  Therefore, the Company has corrected the error in recording the cost of sales and the related accrued liabilities.  These adjustments result in a decrease in net loss of $114,523 for the year ending April 30, 2010 (2009 – $67,932).  These adjustments result in a decrease of $354,309 in accumulated deficit as of April 30, 2010 (2009 – $239,786) to reflect the cumulative effect of the error.

The following represents the combined effect of the restatements to the consolidated financial statements as at April 30, 2010 and 2009 and for the years ending April 30, 2010 and 2009:

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 15	Restatement – (cont’d)

	As Previously	Adjustment
As at April 30, 2009	Recorded	(a)	(b)	As Restated
Intangible assets	$2,201,894	$(713)	$–	$2,201,181
Accounts payable and accrued liabilities	3,488,001	–	(239,786)	3,248,215
Accumulated deficit - opening	(18,479,483)	–	171,854	(18,307,629)
Accumulated deficit – ending	(34,318,195)	(349,353)	239,786	(34,427,762)
Accumulated other comprehensive loss – currency translation adjustment	(3,086,783)	348,640	–	(2,738,143)
Stockholders’ equity	11,342,297	(713)	239,786	11,581,370

For the year ended April 30, 2009
Cost of sales	$4,183,626	$–	$(67,932)	$4,115,694
Impairment of intangible assets	2,755,333	349,353	–	3,104,686
Loss from operations	(16,401,803)	(349,353)	67,932	(16,683,224)
Net loss for the year	(15,838,712)	(349,353)	67,932	(16,120,133)
Foreign currency translation adjustments	(3,818,372)	348,045	–	(3,470,327)
Net loss per share	(0.57)	(0.01)	–	(0.58)
Comprehensive loss	(19,657,084)	(713)	67,932	(19,589,865)

	As Previously	Adjustment
As at April 30, 2010	Recorded	(a)	(b)	As Restated
Intangible assets	$2,930,616	$(1,256,257)	$–	$1,674,359
Accounts payable and accrued liabilities	2,667,997	–	(354,309)	2,313,688
Accumulated deficit	(39,779,781)	(355,607)	354,309	(39,781,079)
Accumulated other comprehensive income (loss) – currency translation adjustment	486,968	(900,650)	–	(413,682)
Stockholders’ equity	12,642,674	(900,650)	(1,298)	11,740,726

For the year ended April 30, 2010
Cost of sales	$2,933,749	$6,254	$(114,523)	$2,825,480
Loss from operations	(5,301,652)	(6,254)	114,523	(5,193,383)
Net loss for the year	(5,461,586)	(6,254)	114,523	(5,353,317)
Foreign currency translation adjustments	3,573,751	(1,249,290)	–	2,324,461
Net loss per share	(0.18)	0.01	–	(0.17)
Comprehensive loss	(1,887,835)	(1.255.544)	114,523	(3,028,856)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A(T). Controls and Procedures.

Restatements

     Our company has effected a restatement of its financial results for the periods ended April 30, 2010 and 2009.

     The restatement was effected to correct the computational effects of an error  in accounting for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and an overstatement of accrued royalty costs for certain third party software for the years ended April 30, 2010 and April 30, 2009.  As a result of these corrections, the net loss decreased by $108,269 for the year ending April 30, 2010 and increased by $281,421 for the year ending April 30, 2009.  Basic and diluted loss per share for the years ended April 30, 2010 and April 2009 decreased by $0.01 to $0.17 per share, and increased by $0.01 to $0.58, respectively.  The effect on our company’s consolidated balance sheet as of April 30, 2010 is a decrease in intangible assets of $1,256,257 (2009 – $713), a decrease in accounts payable and accrued liabilities of $354,309 (2009 – $239,786), an increase in accumulated deficit of $1,298 (2009 – $109,567) and an increase in accumulated other comprehensive loss of $900,650 (2009 – decrease of $348,640).

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

Evaluation of Disclosure Controls and Procedures and Remediation

     A material weakness is a deficiency, or a combination of deficiencies, in our disclosure controls and procedures such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     In connection with the restatement, we identified a material weakness in our disclosure controls and procedures, and a resultant deficiency in our internal control over financial reporting, relating to computational methods used to translate our Canadian dollar denominated intangible assets to United States dollar denominated assets, and in estimating royalty costs for certain third party software. The weakness resulted from the inappropriate preparation and review of calculations relating to foreign currency translation of Canadian dollar denominated intangible assets and insufficient review of accrual for estimated royalty costs for certain third party software.

    In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out a re-evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer.  Based upon that re-evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2010, our disclosure controls and procedures are not effective as at the end of the period covered by this report.

    On December 3, 2010, the company announced that following an internal review by our company and our auditors, the company would restate its historical financial statements in our annual report for the period ended April 30, 2010 and 2009.  Our conclusion to restate the above periods resulted in the company recognizing that its disclosure controls and procedures were not effective as of the periods ended April 30, 2009 and 2010 and constituted a material  weakness.

    To address this material weakness, we performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

    To remediate the material weakness in our disclosure controls and procedures identified above, in addition to  working with our independent auditors, we have continued to refine our internal procedures to alleviate this weakness and have added human resources with experience in generally accepted accounting principles (GAAP) and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

Limitations on the Effectiveness of Disclosure Controls and Procedures

    A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments, in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions above the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a re-assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this re-evaluation, management concluded that our internal control over financial reporting is not effective as of April 30, 2010.

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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: December 9, 2010

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	December 9, 2010

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	December 9, 2010
Director
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	December 9, 2010
Secretary
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	December 9, 2010

/s/ Mark Bruk
Mark Bruk	Vice Chairman and Director	December 9, 2010

/s/ Peter Charbonneau
Peter Charbonneau	Director	December 9, 2010

/s/ Chris Cooper
Chris Cooper	Director	December 9, 2010

/s/ William Jin
William Jin	Director	December 9, 2010

/s/ Greg Pelling
Greg Pelling	Director	December 9, 2010

/s/ Larry Timlick
Larry Timlick	Director	December 9, 2010