Form 10-Q/A
period 2010-07-31
COUNTERPATH CORP
filed 2010-12-10
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No.1

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

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,115,451 shares of common stock issued and outstanding as of September 13, 2010.

EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A for the period ended July 31, 2010 discloses and discusses the impact and effect of a restatement of our previously filed financial statements as at July 31, 2010 and the related consolidated balance sheet as at July 31, 2010 and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the quarters ended July 31, 2010 and 2009 for the effects of a computational error in accounting for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and an overstatement of accrued liabilities due to an overstatement of estimated cost of sales for certain third party software.

     On December 3, 2010, we announced that following an internal review by our management, auditors and audit committee of our accounting for our intangible assets and certain accrued liabilities, we would restate our historical financial statements. Accordingly, management concluded, and our audit committee agreed, that our financial statements and all earnings press releases and similar communications issued by us relating to quarters ended July 31, 2010 and July 31, 2009 should no longer be relied upon.

     As a result of the review, our company concluded that a computational error occurred in translating Canadian dollar denominated intangible assets to United States dollar denominated assets. Therefore, we are restating previously issued financial statements to properly record the period end amounts of intangible assets and accumulated other comprehensive loss – foreign currency translation adjustments and the related revision to the impairment of intangible assets charge taken in fiscal year 2009 and related tax effects. These adjustments result in an increase in the net loss for the quarter ended July 31, 2010 of $2,832 (2009 - $1,475). These adjustments result in a decrease in comprehensive loss of $199,593 for the three months ended July 31, 2010 (2009 - decrease in comprehensive income of $682,699). The adjustments also result in a decrease in the carrying amount of intangible assets by $1,056,664 as at July 31, 2010. In addition, we recorded an increase of $358,439 in accumulated deficit as of July 31, 2010 and an increase of $698,225 in accumulated other comprehensive loss – foreign currency translation adjustments as of July 31, 2010 to reflect the cumulative effect of the error. This restatement has no effect on our reported taxes, cash flows or liquidity.

     In addition, the Company determined through its recent investigation that it overstated the accrual of its estimated royalty costs for certain third party software. Therefore, we are restating previously issued financial statements to reverse the overstated amount of the cost of sales and the accrued liabilities. These adjustments result in a decrease in net loss for the quarter ended July 31, 2009 of $18,482. In addition we recorded a decrease of $354,309 in accumulated deficit as of July31, 2010 to reflect the cumulative effect of the error. This restatement has no effect on our reported taxes, cash flows or liquidity

     These combined changes did not affect our basic and diluted loss per share for the quarters ended July 31, 2010 and July 31, 2009. The combined effect of the restated figures on our company’s consolidated balance sheet as of July 31, 2010 is a decrease in intangible assets of $1,056,664, a decrease in accounts payable and accrued liabilities of $354,309, an increase in accumulated deficit of $4,130 and an increase in accumulated other comprehensive loss – currency translation adjustment of $698,225.

     This amended quarterly report on Form 10-Q/A for the quarter ended July 31, 2010 amends and restates only those items of the previously filed annual report on Form 10-Q for the quarter ended July31, 2010 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 12 to our Interim Unaudited Consolidated Financial Statements included in Part I - Item 1. No other information contained in our previously filed Form 10-Q for the quarter ended July 31, 2010 has been updated or amended.

COUNTERPATH CORPORATION
JULY 31, 2010 QUARTERLY REPORT ON FORM 10-Q /A

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

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2010	2010
	Restated – Note 12	Restated – Note 12
Assets	(Unaudited)
Current assets:
Cash	$1,209,989	$1,556,813
Accounts receivable (net of allowance for doubtful accounts of $1,111,698 and $1,116,119, respectively)	2,458,703	2,345,633
Investment tax credits recoverable	125,970	129,285
Other current assets	140,333	221,041
Total current assets	3,934,995	4,252,772

Deposits	99,972	101,994
Equipment	115,979	111,150
Intangible assets (net of accumulated amortization of $4,458,366 and $4,249,894 respectively) – Note 2(e)	1,426,029	1,674,359
Goodwill – Note 2(e)	8,515,922	8,740,025
Other assets	53,434	58,817
Total Assets	$14,146,331	$14,939,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,150,671	$2,313,688
Unearned revenue	726,348	655,361
Customer deposits	2,018	5,127
Accrued warranty	126,811	120,963
Total current liabilities	3,005,848	3,095,139

Deferred lease inducements	3,987	4,677
Convertible debentures – Note 4	483,300	–
Unrecognized tax benefit	98,575	98,575
Total liabilities	3,591,710	3,198,391

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2010 – 1; April 30, 2010 – 1	–	–
Common stock, $0.001 par value – Note 6
Authorized: 83,076,900
Issued and outstanding:
July 31, 2010 –33,088,375; April 30, 2010 – 33,015,627	33,088	33,016
Additional paid-in capital	52,363,560	51,902,471
Accumulated deficit	(41,211,336)	(39,781,079)
Accumulated other comprehensive loss – currency translation adjustment	(630,691)	(413,682)
Total stockholders’ equity	10,554,621	11,740,726
Liabilities and Stockholders’ Equity	$14,146,331	$14,939,117

Going concern – Note 2
Commitments and contingent liability – Notes 8 and 9

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
	Restated Note 12	Restated Note 12
Revenue – Note 7:
Software	$1,819,152	$1,141,343
Service	400,433	909,114
Total revenue	2,219,585	2,050,457
Operating expenses:
Cost of sales (includes depreciation of $3,994 and $2,121 and amortization of intangible assets of $208,473 and $207,447 for three months ended July 31, 2010 and 2009 respectively – Note 2(e))	748,862	625,721
Sales and marketing	865,683	759,005
Research and development	1,063,647	820,128
General and administrative	995,462	622,399
Restructuring costs – Note 10	–	44,912
Total operating expenses	3,673,654	2,872,165
Loss from operations	(1,454,069)	(821,708)
Interest and other income (expense), net:
Interest income	52,079	27,758
Interest expense	(221)	(1,666)
Foreign exchange loss	(28,046)	(429,713)
Net loss for the period	$(1,430,257)	$(1,225,329)
Other comprehensive income (loss):
Foreign currency translation adjustments	(217,009)	1,429,672
Comprehensive income (loss)	$(1,647,266)	$204,343
Net loss per share:
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:	33,066,204	28,968,332

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
	Restated - Note 12	Restated - Note 12
Cash flows from operating activities:
Net loss for the period	$(1,430,257)	$(1,225,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,509	67,628
Amortization of intangible assets	208,473	207,447
Stock-based compensation – Note 6	300,485	219,615
Share purchase warrants – Note 6	136,934	–
Shares issued as part of share purchase plan	7,941	–
Foreign exchange loss	28,046	429,713
Changes in assets and liabilities:
Accounts receivable	(116,599)	(28,979)
Other current assets	78,323	(948,309)
Decrease in other assets	(7,117)	(6,464)
Accounts payable and accrued liabilities	(132,963)	492,296
Unearned revenue	70,987	(97,029)
Customer deposits	(3,109)	(5,364)
Accrued warranty	5,848	(14,168)
Net cash used in operating activities	(818,499)	(908,943)

Cash flows from investing activities:
Purchase of equipment	(28,457)	(36,753)
Deposits	661	28,395
Net cash used in investing activities	(27,796)	(8,358)

Cash flows from financing activities:
Common stock issued, net of transaction costs	15,802	–
Convertible debentures issued	483,300	–
Net cash provided by financing activities	499,102	–

Foreign exchange effect on cash	369	92,733

Decrease in cash	(346,824)	(824,568)

Cash, beginning of the period	1,556,813	2,931,932
Cash, end of the period	$1,209,989	$2,107,364

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$221	$1,666
Taxes	–	–
Non cash transactions – Note 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares

							Accumulated
							Other
	Number		Number		Additional	Accumulated	Comprehensive
	of		of		Paid-in	Deficit	Loss	Total
	Shares	Par Value	Shares	Par Value	Capital	Restated - Note 12	Restated - Note 12	Restated - Note 12
Balance, May 1, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,781,079)	$(413,682)	$11,740,726

Shares issued:
Employee share purchase plan	22,748	22	−	−	23,720	−	−	23,742
Exchange of subsidiary preferred shares – Note 6	50,000	50	–	–	(50)	–	–	–
Stock-based compensation – Note 6	–	–	–	–	300,485	–	–	300,485
Share purchase warrants – Note 6	–	–	–	–	136,934	–	–	136,934
Net loss for the period	–	–	–	–	–	(1,430,257)	–	(1,430,257)
Foreign currency translation adjustment	–	–	–	–	–	–	(217,009)	(217,009)
Balance, July 31, 2010 (Unaudited)	33,088,375	$33,088	1	$–	$52,363,560	$(41,211,336)	$(630,691)	$10,554,621

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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $41,211,336 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

A summary of the Company’s intangible assets, net, at July 31, 2010 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
	Restated – Note 12	Restated – Note 12	Restated – Note 12	Restated – Note 12
Acquired technologies	$6,280,151	$3,534,196	$1,888,658	$857,297
Customer assets	2,708,930	924,170	1,216,028	568,732
Intangible assets	$8,989,081	$4,458,366	$3,104,686	$1,426,029

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2010:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$ 0.44	527,125	$295,190	December 15, 2013	211,243	$118,296
$ 0.45	200,000	112,000	February 9, 2015	–	–
$ 0.47	834,863	443,537	October 10, 2010 to September 26, 2016	789,090	418,218
$ 0.49	20,000	10,200	March 11, 2015	–	–
$ 0.60	580,000	232,000	December 14, 2014	101,674	40,670
$ 0.62	850,000	323,000	April 17, 2014	265,625	100,938
$ 0.65	30,000	10,500	April 27, 2015	–	–
$ 1.10	20,000	–	July 23, 2015	–	–
$ 1.75	250,000	–	May 14, 2013	135,417	–
$ 1.90	66,719	–	March 8, 2015	66,719	–
$ 1.95	622,400	–	September 7, 2010 to January 10, 2016	622,400	–
$ 2.00	246,000	–	January 1, 2011 to February 28, 2015	246,000	–
$ 2.15	240,000	–	September 7, 2016	230,000	–
$ 3.05	135,600	–	May 23, 2016	135,600	–

July 31, 2010	4,622,707	$1,426,427		2,803,768	$678,122

April 30, 2010	4,617,707	$895,060		2,602,619	$404,859

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.00 per share as of July 31, 2010 (April 30, 2010 – $0.82), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2010 was 1,367,632 (April 30, 2010 – 1,239,933). The total intrinsic value of options exercised during the three months ended July 31, 2010 was $nil (2009 –$nil). The grant date fair value of options vested during the three months ended July 31, 2010 was $119,866 (2009 – $938,301).

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants (cont’d)

The following table summarizes information regarding the warrants outstanding as of July 31, 2010:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2010	2,932,088	$ 1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$ 1.50	July 30, 2012
Expired	(1,216,720)	$ 2.25	July 31, 2010
Warrants at July 31, 2010	2,715,368	$ 1.15	October 24, 2010 to July 30, 2012

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

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2010	April 30, 2010
	Restated – Note 12	Restated – Note 12
Canada	$10,074,521	$10,568,931
United States	36,843	15,420
Total	$10,111,364	$10,584,351

Revenue from significant customers for the three months ended July 31, 2010 and 2009 is summarized as follows:

	Three Months Ended
	July 31,
	2010	2009
Customer A	21%	16%
Customer B	15%	−
Customer C	−	10%
	36%	26%

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

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

		Three Months Ended
In U.S. dollars		July 31,
		2010	2009
Canadian dollar	$	−	$1,000,000
Total	$	−	$1,000,000

The fair value of forward contracts as of July 31, 2010 was $nil, as all forward contracts have since been settled.

Note 12	Restatement

On December 3, 2010, the Company announced that it would restate its Quarterly Report on Form 10-Q/A as at July 31, 2010 and for the quarters ended July 31, 2010 and 2009 for the effects of a computational error for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and an overstatement of accrued liabilities for certain third party software.

a)	Foreign Currency Translation of Intangible Assets

Subsequent to the issue of the July 31, 2010 consolidated financial statements, the Company has corrected a computational error in translating Canadian dollar denominated intangible assets to United States dollar denominated assets. These adjustments resulted in an increase in net loss of $2,832 for the quarter ended July 31, 2010 (2009 - $1,475). These adjustments also result in a decrease in comprehensive loss of $199,593 for the quarter ended July 31, 2010 (2009 – increase of $682,699). The adjustments also result in a decrease in the carrying amount of intangible assets by $1,056,664 as at July 31, 2010. In addition, the adjustments resulted in a decrease of $358,439 in accumulated deficit as of July 31, 2010 to reflect the cumulative effect of the error.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 12	Restatement – (cont’d)

b)	Overstatement of Accrued Liabilities

Subsequent to the issue of the July 31, 2010 consolidated financial statements, the Company determined through its investigation that it overstated the accrual of its estimated royalty costs for certain third party software. Therefore, the Company has corrected the error in recording its estimated royalty costs and the related accrued liabilities. These adjustments result in a decrease in net loss of $nil for the quarter ended July 31, 2010 (2009 –$18,482). In addition, these adjustments resulted in a decrease of $354,309 in accumulated deficit as of July 31, 2010 to reflect the cumulative effect of the error.

The following represents the combined effect of the restatements to the interim consolidated financial statement as at July 31, 2010 and for the quarters ended July 31, 2010 and 2009:

	As Previously	Adjustment
For the Quarter Ended July 31, 2009	Recorded	(a)	(b)	As Restated
Cost of sales	$642,728	$1,475	$(18,482)	$625,721
Loss from operations	(838,715)	(1,475)	18,482	(821,708)
Net loss for the period	(1,242,336)	(1,475)	18,482	(1,225,329)
Foreign currency translation adjustments	2,110,896	(681,224)	–	1,429,672
Net loss per share	(0.04)	–	–	(0.04)
Comprehensive income	868,560	(682,699)	18,482	204,343

	As Previously	Adjustment
As at July 31, 2010	Recorded	(a)	(b)	As Restated
Intangible assets	$2,482,693	$(1,056,664)	$–	$1,426,029
Accounts payable and accrued liabilities	2,504,980	–	(354,309)	2,150,671
Accumulated deficit	(41,207,206)	(358,439)	354,309	(41,211,336)
Accumulated other comprehensive income (loss) – currency translation adjustment	67,534	(698,225)	–	(630,691)
Total Stockholders’ Equity	11,256,976	(1,056,664)	354,309	10,554,621

For the Quarter Ended July 31, 2010
Cost of sales	$746,030	$2,832	$–	$748,862
Loss from operations	(1,451,237)	(2,832)	–	(1,454,069)
Net loss for the period	(1,427,425)	(2,832)	–	(1,430,257)
Foreign currency translation adjustments	(419,434)	202,425	–	(217,009)
Net loss per share	(0.04)	–	–	(0.04)
Comprehensive loss	(1,846,859)	199,593	–	(1,647,266)

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

      Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $3.10 million consisting of $2.01 million for the intangible assets of NewHeights and $1.09 million for the intangible assets of FirstHand. During the fiscal year ended April 30, 2010 and the most recent quarter ended July 31, 2010, management concluded that there was no further impairment charge related to our intangible assets.

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

Selected Consolidated Statements of Operations Data		Three Months Ended July 31,
	2010			2009
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,219,585	100%		$2,050,457	100%

Non-GAAP operating expenses[1]	3,164,697	143%		2,445,103	119%
Stock-based compensation	300,485	14%		219,615	11%
Amortization of intangible assets	208,472	9%		207,447	10%
GAAP operating expenses	3,673,654	166%		2,872,165	140%

Loss from operations	(1,454,069)	(66%	)	(821,708)	(40%	)
Interest income, net	51,858	3%		26,092	1%
Foreign exchange loss	(28,046)	(1%	)	(429,713)	(21%	)
Net loss	($1,430,257)	(64%	)	($1,225,329)	(60%	)

Loss per share	($0.04)			($0.04)

Weighted average common shares outstanding	33,066,204			28,968,332

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	July 31,	April 30,
Selected Consolidated Balance Sheet Data	2010	2010
Cash	$1,209,989	$1,556,813
Current assets	3,934,995	4,252,772
Current liabilities	3,005,848	3,095,139
Total liabilities	3,591,710	3,198,391
Total assets	$14,146,331	$14,939,117

Revenue

	Three Months Ended July 31,
	2010		2009		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,819,152	82%	$1,141,343	56%	$677,809	59%
Service	400,433	18%	909,114	44%	(508,681)	(56%	)
Total revenue	$2,219,585	100%	$2,050,457	100%	$169,128	8%

Revenue by Region
International	$841,990	38%	$801,258	39%	$40,732	5%
North America	1,377,595	62%	1,249,199	61%	128,396	10%
Total revenue	$2,219,585	100%	$2,050,457	100%	$169,128	8%

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

Operating Expenses

Cost of Sales

Cost of sales for the three months ended July 31, 2010 and 2009 were as follows:

	July 31, 2010		July 31, 2009		Period-to-Period Change
	Restated - Note 12		Restated - Note 12		Restated - Note 12
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$748,862	34%	$625,721	31%	$123,141	20%

      Cost of sales was $748,862 for the three months ended July 31, 2010 compared to $625,721 for the three months ended July 31, 2009. The increase of $123,141 was primarily attributable to an increase in wages and benefits of approximately $61,000, and increase in costs of approximately $34,000 due to increased sales of third party software (codecs) and USB sticks. Additionally, there was an increase in warranty expense of approximately $20,000 as a result of the overall increase in revenue. Cost of sales for the three months ended July 31, 2010 includes $208,473 ($207,447 – 2009) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

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

Liquidity and Capital Resources

     As of July 31, 2010, we had $1,209,989 in cash compared to $1,556,813 at April 30, 2010, representing a decrease of $346,824. Our working capital was $ 929,147 at July 31, 2010 compared to $ 1,157,633 at April 30, 2010, representing a decrease of $228,486.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At July 31, 2010, we had cash of approximately $1.21 million and working capital of approximately $ 0.93 million; however, our management projects that under our current operating plan, we will require approximately $11-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization.

Operating Activities

      Our operating activities resulted in a net cash outflow of $818,499 for the three months ended July 31, 2010. This compares to a net cash outflow of $908,943 for the same period last year and represents a decrease of $90,444 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2010 was primarily a result of a net loss of $1,430,257, a $132,963 decrease in accounts payable and accrued liabilities, and a $116,599 increase in accounts receivable, offset by a $70,987 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $136,934 for a warrant charge, $28,046 for foreign exchange loss, $300,485 for stock-based compensation, $208,473 for amortization of intangible assets, and $34,509 for depreciation and amortization.

      The net cash outflow of $908,943 from operating activities for the three months ended July 31, 2009 was primarily a result of a net loss of $1,225,329, a $948,309 increase in other current assets and a $97,029 decrease in unearned revenue partially offset by a $492,296 increase in accounts payable and accrued liabilities. The net cash outflow was further offset by adjustments for non-cash expenses including $429,713 for foreign exchange loss, $219,615 for stock-based compensation, $207,447 for amortization of intangible assets and $67,628 for depreciation and amortization.

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

Item 4T. Controls and Procedures.

Restatements

     Our company has effected a restatement of its financial results for the periods ended July 31, 2010 and 2009.

     The restatement was effected to correct the effects of a computational error in accounting for the foreign currency translation adjustments to our Canadian dollar denominated intangible assets, and an overstatement of accrued liabilities for the quarters ended July 31, 2010 and July 31, 2009. As a result of these corrections, the net loss increased by $2,832 for the quarter ended July 31, 2010 and decreased by $17,007 for the quarter ended July 31, 2009. The effect on our company’s consolidated balance sheet as of July 31, 2010 is a decrease in intangible assets of $1,056,664, a decrease in accounts payable and accrued liabilities of $354,309, an increase in accumulated deficit of $4,130 and an increase in accumulated other comprehensive loss – currency translation adjustment of $698,225.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out a re-evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This re-evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2010, our disclosure controls and procedures were not effective as at the end of the period covered by this report.

     On December 3, 2010, our company announced that following an internal review by our company and our auditors, our company would restate its historical financial statements in our quarterly report for the period ended July 31, 2010 and 2009. Our conclusion to restate the above periods resulted in the company recognizing that its disclosure controls and procedures, and, as a result, our internal control over financial reporting, were not effective as of the period ended July 31, 2009 and 2010 and constituted a material weakness.

     To address this material weakness, we performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     To remediate the material weakness in our disclosure controls and procedures, and the resultant deficiency in our internal control over financial reporting, identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to alleviate this weakness and have added human resources with experience in generally accepted accounting principles (GAAP) and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

FirstHand Technologies Inc. (continued into the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32	Section 906 Certification of Donovan Jones (filed herewith).

32	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
Date: December 9, 2010

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 9, 2010