Form 10-Q
period 2010-10-31
COUNTERPATH CORP
filed 2010-12-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,161,802 shares of common stock issued and outstanding as of December 13, 2010.

COUNTERPATH CORPORATION
OCTOBER 31, 2010 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2010	2010
Assets	(Unaudited)	Restated – Note 14
Current assets:
Cash	$2,184,011	$1,556,813
Accounts receivable (net of allowance for doubtful accounts of $1,103,468 and $1,116,119, respectively)	2,311,842	2,345,633
Investment tax credits recoverable	29,445	129,285
Other current assets	179,419	221,041
Total current assets	4,704,717	4,252,772

Deposits	100,943	101,994
Equipment	113,782	111,150
Intangible assets (net of accumulated amortization of $4,668,285 and $4,249,895, respectively) – Note 2(e)	1,173,519	1,674,359
Goodwill – Note 2(e)	8,625,777	8,740,025
Other assets	43,910	58,817
Total Assets	$14,762,648	$14,939,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,211,092	$2,313,688
Unearned revenue	766,912	655,361
Customer deposits	2,018	5,127
Accrued warranty	136,325	120,963
Total current liabilities	3,116,347	3,095,139

Deferred lease inducements	3,462	4,677
Convertible debentures – Note 4	1,249,264	–
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,467,648	3,198,391

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2010 – 1; April 30, 2010 – 1	–	–
Common stock, $0.001 par value – Note 6 Authorized: 83,076,900 Issued and outstanding: October 31, 2010 –33,149,969; April 30, 2010 – 33,015,627	33,150	33,016
Additional paid-in capital	52,933,447	51,902,471
Accumulated deficit	(42,057,335)	(39,781,079)
Accumulated other comprehensive loss – currency translation adjustment	(614,262)	(413,682)
Total stockholders’ equity	10,295,000	11,740,726
Liabilities and Stockholders’ Equity	$14,762,648	$14,939,117

Going concern – Note 2
Commitments and contingent liability – Notes 8 and 9

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
		Restated – Note 14		Restated – Note 14
Revenue – Note 6:
Software	$1,751,317	$1,451,826	$3,570,469	$2,593,169
Service	816,346	448,781	1,216,779	1,357,895
Total revenue	2,567,663	1,900,607	4,787,248	3,951,064
Operating expenses: Cost of sales (includes depreciation of $9,654 and $2,925 and amortization of intangible assets of $418,392 and $425,591 for six months ended October 31, 2010 and 2009 respectively – Note 2(e))	695,822	701,391	1,444,684	1,327,112
Sales and marketing	900,264	690,551	1,765,947	1,449,556
Research and development	1,096,115	1,004,594	2,159,762	1,824,722
General and administrative	1,052,099	1,272,904	2,047,561	1,895,303
Restructuring costs – Note 10	−	–	−	44,912
Total operating expenses	3,744,300	3,669,440	7,417,954	6,541,605
Loss from operations	(1,176,637)	(1,768,833)	(2,630,706)	(2,590,541)
Interest and other income (expense), net:
Interest income	42,709	33,816	94,788	61,574
Interest expense	(2,532)	(5)	(2,753)	(1,671)
Foreign exchange gain (loss)	43,746	7,952	15,700	(421,761)
Gain on settlement of debt – Note 12	246,715	–	246,715	–
Net loss for the period	$(845,999)	$(1,727,070)	$(2,276,256)	$(2,952,399)
Other comprehensive income (loss):

Foreign currency translation adjustments	16,429	254,725	(200,580)	1,684,397
Comprehensive loss	$(829,570)	$(1,472,345)	$(2,476,836)	$(1,268,002)
Net loss per share:
Basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.10)

Weighted average common shares outstanding:	33,113,474	29,526,663	33,089,839	29,247,497

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2010	2009
		Restated – Note 14
Cash flows from operating activities:
Net loss for the period	$(2,276,256)	$(2,952,399)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	69,311	154,209
Amortization of intangible assets	418,392	422,591
Stock-based compensation – Note 6	581,784	410,402
Share purchase warrants – Note 6	161,710	–
Shares issued as part of share purchase plan	16,647	–
Foreign exchange loss (gain)	(15,700)	421,761
Changes in assets and liabilities:
Accounts receivable	125,409	687,217
Other current assets	40,473	(492,291)
Increase in other assets	(7,117)	(8,071)
Accounts payable and accrued liabilities	(80,623)	84,593
Unearned revenue	111,551	(185,608)
Customer deposits	(3,109)	(5,230)
Accrued warranty	15,362	(28,594)
Net cash used in operating activities	(842,166)	(1,488,420)

Cash flows from investing activities:
Purchase of equipment	(49,562)	(43,725)
Deposits	665	26,517
Net cash used in investing activities	(48,897)	(17,208)

Cash flows from financing activities:
Common stock issued, net of transaction costs	55,433	1,865,104
Convertible debentures issued	1,464,800	–
Net cash provided by financing activities	1,520,233	1,865,104

Foreign exchange effect on cash	(1,972)	150,561

Increase in cash	627,198	510,037

Cash, beginning of the period	1,556,813	2,931,932
Cash, end of the period	$2,184,011	$3,441,969

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,753	$1,666
Taxes	–	–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
						Restated – Note 14	Restated – Note 14	Restated – Note 14
Balance, May 1, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,781,079)	$(413,682)	$11,740,726

Shares issued:
Exercise of stock options	47,920	48			22,516			22,564
Employee share purchase plan	36,422	36	−	−	49,480	−	−	49,516
Exchange of subsidiary preferred shares – Note 5	50,000	50	–	–	(50)	–	–	–
Stock-based compensation – Note 6	–	–	–	–	581,784	–	–	581,784
Discount on convertible debenture -
beneficial conversion feature – Note 4	–	–	–	–	215,536	–	–	215,536
Share purchase warrants – Note 6	–	–	–	–	161,710	–	–	161,710
Net loss for the period	–	–	–	–	–	(2,276,256)	–	(2,276,256)
Foreign currency translation adjustment	–	–	–	–	–	–	(200,580)	(200,580)
Balance, October 31, 2010 (Unaudited)	33,149,969	$33,150	1	$–	$52,933,447	$(42,057,335)	$(614,262)	$10,295,000

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
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
October 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $42,057,335 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $12-$13 million to fund ongoing operations and working capital requirements through October 31, 2011. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2011 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 3, and to increase revenues and decrease costs from operations.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s amended April 30, 2010 annual consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

c)	New Accounting Pronouncements

The Company has evaluated subsequent events for potential recognition and disclosure in the financial statements. This date represents the date the financial statements are available to be issued.

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
October 31, 2010
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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2010 was $6,580,906 (CDN$6,704,947) (April 30, 2010-$6,668,070) and $2,044,871 (CDN$2,083,752) (April 30, 2010-$2,071,955), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2010 and 2009.

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
October 31, 2010
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

A summary of the Company’s intangible assets, net, at October 31, 2010 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,288,163	$3,699,640	$1,888,658	$699,865
Customer assets	2,658,327	968,645	1,216,028	473,658
Intangible assets	$8,946,490	$4,668,285	$3,104,686	$1,173,519

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and six months ended October 31, 2010, pursuant to the terms of these agreements, was $109,580 and $262,325 (2009 - $134,903 and $269,141), respectively.

During the three and six months ended October 31, 2010, the Company provided consulting services totalling $15,176 to Wesley Clover, a company controlled by the Chairman of the Company.

As at October 31, 2010, the Company had an accounts receivable balance from Mitel of $98,979 (April 30, 2010 - $170,802).

During the three and six months ended October 31, 2010, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $19,615 and $39,231 (2009 - $18,642 and $37,284) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover, a company controlled by the Chairman of the Company. The debentures are convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. During the three and six months ended October 31, 2010, the Company paid interest of $81 and $81 to Wesley Clover towards interest on convertible debentures.

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

On July 30, 2010 and October 29, 2010, the Company issued two convertible debentures in the principal amounts of $483,300 and $490,750, respectively, to an investor. The debentures are convertible by the holder, at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.00 per share. On October 29, 2010, the Company issued a third convertible debenture in the principal amount of $490,750 to a company controlled by the Chairman of the Company. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The three convertible debentures are unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 4	Convertible Debentures – (cont’d)

The convertible debentures may all be prepaid in whole or in part by the Company by paying 105% of the principal to be prepaid together with accrued and unpaid interest on or before July 30, 2011, or by paying 102.5% of the principal to be prepaid together with accrued and unpaid interest between July 31, 2011 and April 30, 2012, or by paying 100% of the principal to be prepaid together with accrued and unpaid interest between May 1, 2012 and July 30, 2012.

The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the convertible debentures issued on October 29, 2010 contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represent a discount on the debt financing which is accreted to income over the term of the debt.

The convertible debentures issued on July 30, 2010 did not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was equal to or less than the initial conversion price.

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

There were 10,871 outstanding exchangeable shares as of October 31, 2010 (April 30, 2009 – 60,871). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the 2010 Stock Option Plan is 5,860,000.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the six month period ended October 31, 2010 and 2009 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the six months ended October 31, 2010 was $0.66 (2009 - $nil). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2010	October 31, 2009
Risk-free interest rate	1.60%	n/a
Expected volatility	84.7%	n/a
Expected term	3.7 yrs	n/a
Dividend yield	0%	n/a
Weighted average fair value	$0.66	n/a

The following is a summary of the status of the Company’s stock options as of October 31, 2010 and the stock option activity during the six months ended October 31, 2010:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2010	4,617,707	$1.03
Granted	20,000	$1.10
Exercised	(47,920)	$0.47
Forfeited/Cancelled	(754,728)	$1.75
Expired	(95,000)	$1.09
Outstanding at October 31, 2010	3,740,059	$0.89

Exercisable at October 31, 2010	2,358,566	$1.08
Exercisable at April 30, 2010	2,602,619	$1.32

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2010:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$ 0.44	507,122	$491,908	December 15, 2013	231,500	$224,555
$ 0.45	66,667	64,000	February 9, 2015	33,333	32,000
$ 0.47	778,363	731,661	January 1, 2011 to September 26, 2016	742,175	697,645
$ 0.49	20,000	18,400	March 11, 2015	2,917	2,684
$ 0.60	576,188	466,712	December 14, 2014	134,422	108,882
$ 0.62	850,000	671,500	April 17, 2014	318,750	251,813
$ 0.65	30,000	22,800	April 27, 2015	3,750	2,850
$ 1.10	20,000	6,200	July 23, 2015	–	–
$ 1.90	66,719	–	March 8, 2015	66,719	–
$ 1.95	339,000	–	September 7, 2010 to January 10, 2016	339,000	–
$ 2.00	246,000	–	January 1, 2011 to February 28, 2015	246,000	–
$ 2.15	240,000	–	September 7, 2016	240,000	–

October 31, 2010	3,740,059	$2,473,181		2,358,566	$1,320,429

April 30, 2010	4,617,707	$895,060		2,602,619	$404,859

The aggregate intrinsic value in the precedin g table represents the total intrinsic value, based on the Company’s closing stock price of $1.41 per share as of October 31, 2010 (April 30, 2010 – $0.82), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2010 was 1,466,847 (April 30, 2010 –1,239,933). The total intrinsic value of options exercised during the six months ended October 31, 2010 was $45,052 (2009 – $3,289). The grant date fair value of options vested during the six months ended October 31, 2010 was $204,364 (2009 – $208,931).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2010.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value
Non-vested options at April 30, 2010	2,015,088	$0.39
Granted	20,000	$0.66
Vested	(406,469)	$0.50
Forfeited/Cancelled	(247,126)	$0.52
Non-vested options at October 31, 2010	1,381,493	$0.34

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

As of October 31, 2010 there was $421,189 (2009 – $711,974 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.61 years (2009 – 1.15 years).

Employee and non-employee stock-based compensation amounts in respect of stock options classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Cost of sales	$3,590	$17,411	$10,341	$37,591
Sales and marketing	16,450	17,724	39,479	49,097
Research and development	8,091	23,896	16,551	55,485
General and administrative	39,819	131,756	106,356	268,229
Total stock-based compensation	$67,950	$190,787	$172,727	$410,402

Warrants

During the six months ended October 31, 2010, the Company entered into a warrant agreement, as amended with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The warrants enable the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. Under an amendment agreement, 50% of the warrants vest on a proportional basis to invoices delivered by the Company at the rate of one warrant for every $3 invoiced and 50% vest on a change of control of the Company. As the likelihood of a change of control was not determinable at the time of revenue recognition, the value of the applicable warrants subject to vesting on change of control was deemed to be nil during the three months ended October 31, 2010. The warrants are held in trust and delivered once vested and payment, as applicable, has been received by the Company. The fair value of the 372,222 stock purchase warrants that was charged to revenue during the six months ended October 31, 2010 was $161,710 (2009 –$nil). The remaining 627,778 warrants will be valued and charged against revenue pro rata as the remaining revenue under the contract is recognized, or as a change of control of the Company occurs, as applicable. The assumptions utilized to determine such value of warrants issuable on a proportional basis to invoices delivered by the Company are presented in the following table:

	Six Months Ended
	October 31,
	2010	2009
Risk-free interest rate	0.34%	–
Expected volatility	94.20%	–
Expected term	1.75 yrs	–
Dividend yield	0%	–
Weighted average fair value	$0.64	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants (cont’d)

The following table summarizes information regarding the warrants outstanding as of October 31, 2010:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$1.50	July 30, 2012
Expired	(1,265,421)	$2.25	July 31, 2010 to October 28, 2010
Warrants at October 31, 2010	2,666,667	$1.12	October 29, 2011 to July 30, 2012

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of October 31, 2010, a total of 575,570 shares were available for issuance under the ESPP. During the six months ended October 31, 2010, 36,422 shares were sold or issued to employees under the ESPP.

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

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the six months ended October 31, 2010, 822,500 deferred share units were issued under the DSUP, of which 650,000 were granted to officers and 172,500 were granted to non-employee directors. As of October 31, 2010, a total of 657,339 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2010, and changes during the period then ended:

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

		Weighted Average Grant
	Number of DSU’s	Date Fair Value Per Unit
DSU’s outstanding at April 30, 2010	520,161	$0.60
Granted	822,500	$0.68
DSU’s outstanding at October 31, 2010	1,342,661	$0.65

As of October 31, 2010 there was $272,574 (2009 – $nil) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.49 years (2009 – nil).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
General and administrative	$213,349	$–	$409,057	$–
Total deferred share unit-based compensation	$213,349	$–	$409,057	$–

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of  total revenues by geographic area for the three and six months ended October 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
North America	$1,576,454	$1,147,134	$2,954,050	$2,396,333
Europe	640,810	509,036	1,260,440	951,004
Asia and Africa	117,337	138,561	235,742	377,821
Latin America	233,062	105,876	337,016	225,906
	$2,567,663	$1,900,607	$4,787,248	$3,951,064

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 7	Segmented Information – (cont’d)

Contained within the results of North America for the three and six months ended October 31, 2010 are revenues from the United States of $1,260,862 and $2,433,408 (2009 - $992,735 and $2,079,841) respectively and from Canada of $315,592 and $520,642 (2009 - $154,399 and $316,492) respectively.

Contained within the results of Europe for the three and six months ended October 31, 2010 are revenues from the United Kingdom of $386,705 and $795,118 (2009 - $114,942 and $173,219) respectively, from Germany of $33,549 and $84,235 (2009 - $72,054 and $204,916) respectively, and from Italy of $45,527 and $55,808 (2009 - $22,784 and $32,646) respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2010 are revenues from Japan of $57,423 and $60,246 (2009 - $14,645 and $24,858) respectively, from Australia of $20,792 and $43,473 (2009 - $14,917 and $26,181) respectively, and from China of $1,760 and $41,303 (2009 - $8,288 and $17,063) respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2010 are revenues from Chile of $115,527 and $121,598 (2009 - $3,926 and $9,008) respectively, from Mexico of $78,428 and $116,499 (2009 - $49,689 and $121,431) respectively, and from Colombia of $11,982 and $23,493 (2009 - $11,387 and $32,013) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2010	April 30, 2010
Canada	$9,915,388	$10,568,931
United States	41,600	15,420
Total	$9,956,988	$10,584,351

Revenue from significant customers for the three months ended October 31, 2010 and 2009 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Customer A	17%	2%	19%	9%
Customer B	13%	−%	14%	−%
Customer C	8%	16%	5%	8%
	38%	18%	38%	17%

Accounts receivable balance for Customer A was $453,279 as at October 31, 2010 (April 30, 2010 -$1,000,975). Accounts receivable balance for Customer B was $350,000 as at October 31, 2010 (April 30, 2010 - $nil). Accounts receivable balance for Customer C was $235,000 as at October 31, 2010 (April 30, 2010 - $30,000).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 8	Commitments

a)

On March 14, 2008 the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On January 14, 2010, the Company entered into extension agreement on this lease for the third time which commenced on April 1, 2010 and expires March 31, 2011. The monthly lease payment under the extension agreement is $2,339.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,745 was made. The monthly lease payment under this agreement is $9,745 plus $8,538 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,367. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,156 (CDN$3,216) plus $3,112 (CDN$3,171) in operating costs.

c)

On July 10, 2006, the Company entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $81,293 was made. The monthly lease payment under this agreement is $22,907 plus $21,558 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009 the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,538. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $485,843 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 21 months from the date of the agreement.

f)

On July 29, 2010, the Company entered into extension of an existing lease agreement which commenced on August 1, 2010 and expires on July 31, 2011. The monthly lease payment under the new extension agreement is $7,275.

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2011	$39,231	$431,831	$(81,815)	$389,247	$64,779
2012	78,461	463,546	(163,629)	378,378	129,558
2013	–	91,416	(68,179)	23,237	80,974
	$117,692	$986,793	$(313,623)	$790,862	$275,311

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

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

The Company incurred no restructuring costs for the three and six months ended October 31, 2010. The Company incurred restructuring costs of $44,912 during the six months ended October 31, 2009, as a result of the Company’s post acquisition activities. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 11	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended October 31, 2010 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

		Six Months Ended
In U.S. dollars		October 31,
		2010	2009
Canadian dollar	$	−	$500,000
Total	$	−	$500,000

The fair value of forward contracts as of October 31, 2010 was $nil, as all forward contracts have since been settled.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 12	Gain on Settlement of Debt

During the six-month period ended October 31, 2010, the Company recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of non-core intellectual property rights licensed from an institution (having no book value) in settlement of a $246,715 liability for research fees performed by the institution.

Note 13	Subsequent Event

On December 14, 2010, the Company granted 685,000 stock options pursuant to its 2010 Stock Option Plan. Of the stock options, 40,000 options were issued each to two directors and a total of 605,000 options were issued to various employees and contractors. Each stock option entitles the holder thereof the right to purchase one share of common stock at $ 1.90 under the terms and conditions of the plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

Note 14	Restatement

As a result of an internal review by the management, audit committee and auditors, the Company has restated its annual audited consolidated financial statements as at April 30, 2009 and 2010 and for the years then ended and its unaudited interim consolidated financial statements for the three and six-month period ended October 31, 2009 to correct a computational error in accounting for intangible assets and the accounting for the over-accrual for certain estimated costs. These combined changes did not affect the basic and diluted loss per share, and the cash flow of the Company for the three and six months ended October 31, 2010.

a)	Foreign Currency Translation of Intangible Assets

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company has corrected a computational error in translating Canadian dollar denominated intangible assets to United States dollar denominated assets and the related revision to the impairment of intangible assets charge taken in fiscal year 2009. These adjustments result in an increase in cost of sales and net loss of $1,560 and $3,035 for the three and six months ending October 31, 2009. The adjustments also result in a decrease in the foreign currency translation adjustment of $87,674 and $768,898 for the three and six-month periods ended October 31, 2009. In addition the adjustments resulted in an increase in comprehensive loss of $89,234 and $771,933 for the three and six months ended October 31, 2009.

b)	Overstatement of Accrued Liabilities

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company determined that it overstated the accrual of its estimated royalty costs for certain third party software. Therefore, the Company has corrected the error in recording the cost of sales and the related accrued liabilities. These adjustments result in a decrease in cost of sales, net loss and comprehensive loss of $28,043 and $46,525 for the three and six-month periods ended October 31, 2009.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

Note 14	Restatement – (cont’d)

The following represents the effect of the restatements to the interim consolidated statements of operations and comprehensive loss for the three and six-month periods ended October 31, 2009:

	As Previously	Adjustment
For the six months ended October 31, 2009	Recorded	(a)	(b)	As Restated
Cost of sales	$1,370,602	$3,035	$(46,525)	$1,327,112
Loss from operations	(2,634,031)	(3,035)	46,525	(2,590,541)
Net loss for the period	(2,995,889)	(3,035)	46,525	(2,952,399)
Foreign currency translation adjustment	2,453,295	(768,898)	–	1,684,397
Comprehensive loss	(542,594)	(771,933)	46,525	(1,268,002)

	As Previously	Adjustment
For the three months ended October 31, 2009	Recorded	(a)	(b)	As Restated
Cost of sales	$727,874	$1,560	$(28,043)	$701,391
Loss from operations	(1,795,316)	(1,560)	28,043	(1,768,833)
Net loss for the period	(1,753,553)	(1,560)	28,043	(1,727,070)
Foreign currency translation adjustment	342,399	(87,674)	–	254,725
Comprehensive loss	(1,411,154)	(89,234)	28,043	(1,472,345)

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

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Customers that we are targeting include: (1) large incumbent telecommunications service providers, Internet telephony service providers and content providers, (2) original equipment manufacturers serving the telecommunication market, (3) small, medium and large sized businesses and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video, radio or the weather. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. in February 2008 expanded our product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At October 31, 2010 we have a restructuring accrual for severance of $nil.

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

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2010 amended annual consolidated financial statements.

     Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2010 in determining the expense recorded in our consolidated statement of operations.

     Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2010, we recorded an expense of $581,784 in connection with share-based payment awards. A future expense of non-vested options of $421,189 is expected to be recognized over a weighted-average period of 2.61 years. A future expense of non-vested deferred share units of $272,574 is expected to be recognized over a weighted-average period of 2.49 years.

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

Accounts Receivable and Allowance for Doubtful Accounts

     We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write-off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable accounts are periodically reviewed for collectability on an individual basis.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2010, did not result in an impairment charge, nor did we record any goodwill impairment for the six months ending October 31, 2010.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $3.10 million consisting of $2.01 million for the intangible assets of NewHeights and $1.09 million for the intangible assets of FirstHand. During the fiscal year ended April 30, 2010 and the most recent quarter ended October 31, 2010, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

     Our operating activities during the three and six months ended October 31, 2010 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2010 and 2009, and as at October 31, 2010 and April 30, 2010 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2010 and 2009 and fiscal year ended April 30, 2010. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data		Three Months Ended October 31,
	2010			2009
	(Unaudited)			(Unaudited)
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,567,663	100%		$1,900,607	100%

Non-GAAP operating expenses[1]	3,253,081	127%		3,260,509	172%
Stock-based compensation	281,299	11%		190,787	10%
Amortization of intangible assets	209,920	8%		218,144	11%
GAAP operating expenses	3,744,300	146%		3,669,440	193%

Loss from operations	(1,176,637)	(46%	)	(1,768,833)	(93%	)
Interest and other income, net	286,892	11%		33,811	2%
Foreign exchange gain (loss)	43,746	2%		7,952	−%
Net loss	($845,999)	(33%	)	($1,727,070)	(91%	)

Loss per share	($0.03)			($0.06)

Weighted average common shares outstanding	33,113,474			29,526,663

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data		Six Months Ended October 31,
	2010		2009
	(Unaudited)		(Unaudited)
		Percent of		Percent
		Total		of Total
	Amount	Revenue	Amount	Revenue
Revenue	$4,787,248	100%	$3,951,064	100%

Non-GAAP operating expenses[1]	6,417,778	134%	5,705,612	144%
Stock-based compensation	581,784	12%	410,402	10%
Amortization of intangible assets	418,392	9%	425,591	11%
GAAP operating expenses	7,417,954	155%	6,541,605	166%

Loss from operations	(2,630,706)	55%	(2,590,541)	(66%	)
Interest and other income, net	338,750	7%	59,903	2%
Foreign exchange gain (loss)	15,700	−%	(421,761)	(11%	)
Net loss	($2,276,256)	48%	($2,952,399)	(75%	)

Loss per share	($0.07)		($0.10)

Weighted average common shares outstanding	33,089,839		29,247,497

1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	October 31, 2010
Selected Consolidated Balance Sheet Data	(Unaudited)	April 30, 2010
Cash	$2,184,011	$1,556,813
Current assets	4,704,717	4,252,772
Current liabilities	3,116,347	3,095,139
Total liabilities	4,467,648	3,198,391
Total assets	$14,762,648	$14,939,117

Revenue

	Three Months Ended October 31,
	2010		2009
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,751,317	68%	$1,451,826	76%	$299,491	21%
Service	816,346	32%	448,781	24%	367,565	82%
Total revenue	$2,567,663	100%	$1,900,607	100%	$667,056	35%

Revenue by Region
International	$991,209	39%	$753,473	40%	$237,736	32%
North America	1,576,454	61%	1,147,134	60%	429,320	37%
Total revenue	$2,567,663	100%	$1,900,607	100%	$667,056	35%

     For the three months ended October 31, 2010, we generated $2,567,663 in revenue compared to $1,900,607 for the three months ended October 31, 2009. This represents an increase of $667,056 or 35% from the same period last year. Revenues of $2,567,663 are net of a $24,776 non-cash charge representing the fair value of 38,889 warrants that were charged against revenue during the quarter. In total, 1,000,000 warrants with a term of two years were issued to a customer as part of a contract entered into on July 30, 2010, enabling the customer to acquire shares of common stock for a period of up to two years at an exercise price of $1.50 per share of common stock. The warrants were valued using methodology as outlined in note 6 to the consolidated unaudited financial statements. We generated $1,751,317 in software revenue for the three months ended October 31, 2010 compared to $1,451,826 for the three months ended October 31, 2009, representing an increase of $299,491 or 21%. The increase in software revenue was primarily due to increases in sales of our products to original equipment manufacturers. For the three months ended October 31, 2010, service revenue was $816,346 compared to $448,781 for the three months ended October 31, 2009. The increase of $367,565 in service revenue was primarily due to the increase in sales of professional engineering and customization work which typically grows as software sales grow. In addition, we provided professional engineering services worth approximately $325,000 to one customer during the three months ended October 31, 2010. International revenue outside of North America increased by 32% during the three months ended October 31, 2010 compared to the three months ended October 31, 2009, due to an overall increase in sales in the period. North American revenue increased by 37%, compared to the three months ended October 31, 2009, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

	Six Months Ended October 31,
	2010		2009
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,570,469	75%	$2,593,169	66%	$977,300	38%
Service	1,216,779	25%	1,357,895	34%	(141,116)	(10%	)
Total revenue	$4,787,248	100%	$3,951,064	100%	$836,184	21%

	Six Months Ended October 31,
	2010		2009
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
International	$1,833,198	38%	$1,554,731	39%	$278,467	18%
North America	2,954,050	62%	2,396,333	61%	557,717	23%
Total revenue	$4,787,248	100%	$3,951,064	100%	$836,184	21%

     For the six months ended October 31, 2010, we generated $4,787,248 in revenue compared to $3,951,064 for the six months ended October 31, 2009. This represents an increase of $836,184 or 21% from the same period last year. Revenues of $4,787,248 are net of a $161,710 non-cash charge representing the fair value of 372,222 warrants that were charged against revenue during the six months ended October 31, 2010. In total, 1,000,000 warrants with a term of two years were issued to a customer as part of a contract entered into on July 30, 2010, enabling the customer to acquire shares of common stock for a period of up to two years at an exercise price of $1.50 per share of common stock. The warrants were valued using the methodology as outlined in note 6 to the consolidated unaudited financial statements. We generated $3,570,469 in software revenue for the six months ended October 31, 2010 compared to $2,593,169 for the six months ended October 31, 2009, representing an increase of $977,300 or 38%. The increase in software revenue was primarily due to increases in sales of our products to original equipment manufacturers. For the six months ended October 31, 2010, service revenue was $1,216,779 compared to $1,357,895 for the six months ended October 31, 2009. The decrease of $141,116 in service revenue was primarily due to the disproportionately high amount of professional engineering and customization work incurred in the first quarter of fiscal 2009, relative to software sales. International revenue outside of North America increased by 18% during the six months ended October 31, 2010 compared to the six months ended October 31, 2009, due to an overall increase in sales in the period. North American revenue increased by 23%, compared to the six months ended October 31, 2009, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

     Cost of sales for the three and six months ended October 31, 2010 and 2009 were as follows:

October 31, 2009
	October 31, 2010		Restated – Note 14
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$695,822	27%	$701,391	37%	($5,569)	(1%	)
Six months ended	$1,444,684	30%	$1,327,112	34%	$117,572	9%

     Cost of sales was $695,822 for the three months ended October 31, 2010 compared to $701,391 for the three months ended October 31, 2009. The decrease of $5,569 was primarily attributable to a decrease in licences and permits of approximately $92,000. This was offset by increases in wages and benefits of approximately $72,000. Cost of sales for the three months ended October 31, 2010 includes $209,920 (2009 − $218,144) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Cost of sales was $1,444,684 for the six months ended October 31, 2010 compared to $1,327,112 for the six months ended October 31, 2009. The increase of $117,572 was primarily attributable to an increase in wages and benefits of approximately $109,000 as new employees were hired during the period. Additionally, there was an increase in warranty expense of approximately $44,000 as a result of the overall increase in revenue. Office rent increased by approximately $10,000. This was offset by a decrease in license costs of approximately $56,000 as fewer royalty bearing codecs and USB sticks were sold. Cost of sales for the six months ended October 31, 2010 includes $418,392 (2009 − $425,591) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

     Sales and marketing expenses for the three and six months ended October 31, 2010 and 2009 were as follows:

	October 31, 2010		October 31, 2009
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$900,264	35%	$690,551	36%	$209,713	30%
Six months ended	$1,765,947	37%	$1,449,556	37%	$316,391	22%

     Sales and marketing expenses were $900,264 for the three months ended October 31, 2010 compared to $690,551 for the three months ended October 31, 2009. The increase of $209,713 was primarily a result of an increase of approximately $165,000 in wages and benefits due to new employees hired. There was also an increase in professional and consulting fees of approximately $21,000 resulting from a combination of new hires and consulting fee increases to the existing consultants. Other sales and marketing expenses, which include office related expenses, increased by approximately $21,000.

     Sales and marketing expenses were $1,765,947 for the six months ended October 31, 2010 compared to $1,449,556 for the six months ended October 31, 2009. The increase of $316,391 was primarily a result of an increase of approximately $217,000 in wages in benefits due to new employees hired. There was also an increase in professional and consulting fees of approximately $44,000 resulting from a combination of new hires and consulting fee increases to the existing consultants. Sales and marketing related travel expenses increased by approximately $44,000 during the period. There was also an increase in commissions of approximately $14,000 as a result of higher sales for the period.

Research and Development

     Research and development expenses for the three and six months ended October 31, 2010 and 2009 were as follows:

	October 31, 2010		October 31, 2009
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,096,115	43%	$1,004,594	53%	$91,521	9%
Six months ended	$2,159,762	45%	$1,824,722	46%	$335,040	18%

     Research and development expenses were $1,096,115 for the three months ended October 31, 2010 compared to $1,004,594 for the three months ended October 31, 2009. The increase of $91,521 was primarily a result of an increase of approximately $53,000 in wages and benefits as a result of new employee hires. There was also an increase of approximately $32,000 in license costs related to research and development. Professional services also increased by approximately $7,000 due to a combination of new hires and consulting fee increases to the existing consultants.

     Research and development expenses were $2,159,762 for the six months ended October 31, 2010 compared to $1,824,722 for the six months ended October 31, 2009. The increase of $335,040 was primarily a result of an increase of approximately $146,000 in wages and benefits as new employees were hired during the period. Professional services also increased by approximately $26,000 due to a combination of new hires and consulting fee increases to the existing consultants. There was also an increase of approximately $36,000 in license costs and $147,000 in dues and subscriptions.

General and Administrative

     General and administrative expenses for the three and six months ended October 31, 2010 and 2009 were as follows:

	October 31, 2010		October 31, 2009
	(Unaudited)		(Unaudited		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,052,099	41%	$1,272,904	67%	($220,805)	(17%	)
Six months ended	$2,047,561	43%	$1,895,303	48%	$152,258	8%

     General and administrative expenses were $1,052,099 for the three months ended October 31, 2010 compared to $1,272,904 for the three months ended October 31, 2009. The decrease of $220,805 in general and administrative expenses was primarily a result of a decrease in bad debts by $400,000. This decrease was partially offset by an increase of approximately $121,000 in stock based compensation, $26,000 in patent expenses, $29,000 in investor relations expenses, and $33,000 in other office related expenses.

     General and administrative expenses were $2,047,561 for the six months ended October 31, 2010 compared to $1,895,303 for the six months ended October 31, 2009. The increase of $152,258 in general and administrative expenses was primarily a result of an increase of approximately $247,000 in stock based compensation and approximately $113,000 in patent expenses. There was also an increase in investor relations expenses of approximately $51,000. The above mentioned increases were partially offset by a decrease of approximately $250,000 in bad debts.

Restructuring Charges

     Restructuring charges for the three and six months ended October 31, 2010 and 2009 were as follows:

		October 31, 2010			October 31, 2009
		(Unaudited)			(Unaudited)			Period-to-Period Change
			Percent			Percent			Percent
			of			of			Increase/
		Amount	Revenue		Amount	Revenue		Amount	(Decrease)
Three months ended	$	nil	n/a	$	nil	n/a	$	nil	n/a
Six months ended	$	nil	n/a		$44,912	1%		($44,912)	(100%	)

     There were no restructuring charges for the three months ended October 31, 2010 ($nil - 2009).

     Restructuring charges for the six months ended October 31, 2010 were $nil compared to $44,912 for the six months ended October 31, 2009. The restructuring charges for the six months ended October 31, 2009 pertain to the employee restructuring activity as a result of the consolidation of administrative, sales, marketing, research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

     Interest income for the three months ended October 31, 2010 was $42,079 compared to $33,816 for the three months ended October 31, 2009. Interest expense for the three months ended October 31, 2010 was $2,532 compared to $5 for the three months ended October 31, 2009.

     Interest income for the six months ended October 31, 2010 was $94,788 compared to $61,574 for the six months ended October 31, 2009. Interest expense for the six months ended October 31, 2010 was $2,753 compared to $1,671 for the six months ended October 31, 2009.

     Foreign exchange gain for the three months ended October 31, 2010 was $43,746 compared to a gain of $7,952 for the three months ended October 31, 2009. The foreign exchange gain or loss represents the gain or loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

     Foreign exchange gain for the six months ended October 31, 2010 was $15,700 compared to a loss of $421,761 for the six months ended October 31, 2009. The foreign exchange gain or loss represents the gain or loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

     During the six months ended October 31, 2010 we recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of our non-core intellectual property rights licensed from an institution in settlement of a $246,715 liability for research fees performed by the institution.

Liquidity and Capital Resources

     As of October 31, 2010, we had $2,184,011 in cash compared to $1,556,813 at April 30, 2010, representing an increase of $627,198. Our working capital was $1,588,370 at October 31, 2010 compared to $1,157,633 at April 30, 2010, representing an increase of $430,737.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At October 31, 2010, we had cash of approximately $2.18 million and working capital of approximately $1.59 million; however, our management projects that under our current operating plan, we will require approximately $12-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital, external financing and potential rationalization.

Operating Activities

     Our operating activities resulted in a net cash outflow of $842,166 for the six months ended October 31, 2010. This compares to a net cash outflow of $1,488,420 for the same period last year and represents a decrease of $646,254 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2010 was primarily a result of a net loss of $2,276,256 and an $80,623 decrease in accounts payable and accrued liabilities partially offset by a $125,409 decrease in accounts receivable and a $111,551 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $581,784 for stock-based compensation, $418,392 for amortization of intangible assets, $161,710 for a warrants issued and $69,311 for depreciation and amortization.

     The net cash outflow from operating activities for the six months ended October 31, 2009 was primarily a result of a net loss of $2,952,399, a $492,291 decrease in other assets related to a forward contract settlement and a $185,608 decrease in unearned revenue partially offset by a $687,217 decrease in accounts receivable and an $84,593 increase in accounts payable. Included in the accounts payable was a $496,707 cash inflow related to a forward contract settlement. The net cash outflow was further offset by adjustments for non-cash expenses including $421,761 for foreign exchange loss, $410,402 for stock-based compensation, $422,591 for amortization of intangible assets and $154,209 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $48,897 for the six months ended October 31, 2010 primarily as a result of purchases of equipment. This compares with a net cash outflow from investing activities of $17,208 for the same period last year primarily as a result of equipment. At October 31, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,520,233 for the six months ended October 31, 2010 compared to a net cash inflow of $1,865,104 for the six months ended October 31, 2009.

     On July 30, 2010 and October 29, 2010, we issued two convertible debentures in the principal amount of $483,300 and $490,500, respectively. The debentures are convertible by the holder, at any time prior to maturity, in whole or in part into common shares of our Company at a conversion price of $1.00 per share. On October 29, 2010, we issued a third convertible debenture in the principal amount of $490,750. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of our Company at a conversion price of $1.37 per share.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2010, our disclosure controls and procedures were not effective as at the end of the period covered by this report.

     On December 3, 2010, our company announced that following an internal review by our company and our auditors, our company would restate certain of its historical financial statements. Our conclusion to restate such financial statements resulted in the company recognizing that its disclosure controls and procedures, and, as a result, its internal control over financial reporting, were not effective as of the period ended July 31, 2009 and 2010 and constituted a material weakness.

     To address this material weakness, we performed additional analyses and other procedures to ensure that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the quarter ended October 31, 2010, in connection with restatement described above and the steps to remediate our disclosure controls and procedures, we made the following changes: (i) we added human resources with experience in generally accepted accounting principles and made a commitment for ongoing education in this area; and (ii) we implemented a defined process to prepare calculations. The changes are designed to, among other things, address the material weakness in our internal control over financial reporting.

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

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our amended annual report on Form 10-K/A for the year ended April 30, 2010 filed with the SEC on December 3, 2010, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 30, 2010, we issued warrants to a customer to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share, exercisable for a period of two years. The warrants were issued from the available option pool under the 2010 Stock Option Plan. On October 30, 2010, we amended the terms of the warrants such that 500,000 warrants vest on a change of control of our company and 500,000 warrants vest on a proportional basis to invoices delivered by our company and the warrants will be held in trust and delivered once payment has been received by our company. We issued the warrants to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On December 14, 2010, we granted stock options to employees and to two non-employee directors to purchase an aggregate of 685,000 shares of our common stock at an exercise price of $1.90 per share, exercisable for a period of five years pursuant to our 2010 Stock Option Plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 195,000 of the stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable. We issued 490,000 of the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.24	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

10.25	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.26	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

10.27	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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
Date: December 14, 2010

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 14, 2010