Form 10-Q
period 2011-01-31
COUNTERPATH CORP
filed 2011-03-10
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,369,456 shares of common stock issued and outstanding as of March 9, 2011.

COUNTERPATH CORPORATION
JANUARY 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2011 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2011	2010
Assets	(Unaudited)	Restated – Note 14
Current assets:
Cash	$1,710,007	$1,556,813
Accounts receivable (net of allowance for doubtful accounts of $1,212,100 and $1,116,119, respectively)	2,787,531	2,345,633
Investment tax credits recoverable	29,982	129,285
Other current assets	155,452	221,041
Total current assets	4,682,972	4,252,772

Deposits	152,316	101,994
Equipment	99,245	111,150
Intangible assets (net of accumulated amortization of $4,882,932 and $4,249,895, respectively) – Note 2(e)	1,035,351	1,674,359
Goodwill – Note 2(e)	8,782,209	8,740,025
Other assets	47,522	58,817
Total Assets	$14,799,615	$14,939,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,275,694	$2,313,688
Unearned revenue	842,635	655,361
Customer deposits	2,018	5,127
Accrued warranty	148,561	120,963
Total current liabilities	3,268,908	3,095,139

Deferred lease inducements	2,938	4,677
Convertible debentures – Note 4	1,280,584	–
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,651,005	3,198,391

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2011 – 1; April 30, 2010 – 1	–	–
Common stock, $0.001 par value – Note 6 Authorized: 83,076,900 Issued and outstanding: January 31, 2011 – 33,361,901; April 30, 2010 – 33,015,627	33,362	33,016
Additional paid-in capital	53,222,408	51,902,471
Accumulated deficit	(42,548,595)	(39,781,079)
Accumulated other comprehensive loss – currency translation adjustment	(558,565)	(413,682)
Total stockholders’ equity	10,148,610	11,740,726
Liabilities and Stockholders’ Equity	$14,799,615	$14,939,117

Going concern – Note 2
Commitments and contingent liability – Notes 8 and 9

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
		Restated – Note 14		Restated – Note 14
Revenue – Note 6:
Software	$1,489,825	$1,030,004	$5,060,294	$3,623,173
Service	1,532,277	333,414	2,749,056	1,691,309
Total revenue	3,022,102	1,363,418	7,809,350	5,314,482
Operating expenses:
Cost of sales (includes depreciation of $15,835 and $4,911 and amortization of intangible assets of $633,038 and $647,559 for nine months ended January 31, 2011 and 2010 respectively – Note 2(e))	724,309	757,273	2,168,993	2,084,385
Sales and marketing	841,230	644,212	2,607,177	2,093,768
Research and development	1,157,581	797,162	3,317,343	2,621,884
General and administrative	986,003	915,302	3,033,564	2,810,605
Restructuring costs – Note 10	–	–	–	44,912
Total operating expenses	3,709,123	3,113,949	11,127,077	9,655,554
Loss from operations	(687,021)	(1,750,531)	(3,317,727)	(4,341,072)
Interest and other income (expense), net:
Interest and other income	96,505	53,239	191,293	114,813
Interest and other expense	(42,152)	(685)	(44,905)	(2,356)
Foreign exchange gain (loss)	141,408	(46,516)	157,108	(468,277)
Gain on settlement of debt – Note 12	–	–	246,715	–
Net loss for the period	$(491,260)	$(1,744,493)	$(2,767,516)	$(4,696,892)
Other comprehensive income (loss):

Foreign currency translation adjustments	55,697	71,716	(144,883)	1,756,113
Comprehensive loss	$(435,563)	$(1,672,777)	$(2,912,399)	$(2,940,779)
Net loss per share:
Basic and diluted	$(0.01)	$(0.06)	$(0.08)	$(0.15)

Weighted average common shares outstanding:	33,206,905	30,710,069	33,128,861	30,395,799

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2011	2010
		Restated – Note 14
Cash flows from operating activities:
Net loss for the period	$(2,767,516)	$(4,696,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,647	220,219
Amortization of intangible assets	633,038	647,559
Stock-based compensation – Note 6	691,595	747,198
Share purchase warrants – Note 6	227,707	–
Shares issued as part of share purchase plan	25,325	–
Accretion of convertible debenture discount	31,320	–
Foreign exchange loss (gain)	(157,108)	468,277
Changes in assets and liabilities:
Accounts receivable	(347,317)	1,066,118
Other current assets	65,626	(529,867)
Increase in other assets	(10,729)	24,189
Accounts payable and accrued liabilities	(35,967)	(236,327)
Unearned revenue	187,274	(207,339)
Customer deposits	(3,109)	(5,230)
Accrued warranty	27,598	(28,594)
Net cash used in operating activities	(1,327,616)	(2,530,689)

Cash flows from investing activities:
Purchase of equipment	(49,562)	(53,641)
Deposits	(48,111)	25,740
Net cash used in investing activities	(97,673)	(27,901)

Cash flows from financing activities:
Common stock issued, net of transaction costs	160,116	1,881,854
Convertible debentures issued	1,464,800	–
Net cash provided by financing activities	1,624,916	1,881,854

Foreign exchange effect on cash	(46,433)	96,595

Increase in cash	153,194	(580,141)

Cash, beginning of the period	1,556,813	2,931,932
Cash, end of the period	$1,710,007	$2,351,791

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$14,800	$2,356
Taxes	–	–

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total
						Restated – Note 14	Restated – Note 14	Restated – Note 14
Balance, May 1, 2010	33,015,627	$33,016	1	$–	$51,902,471	$(39,781,079)	$(413,682)	$11,740,726

Shares issued:
Exercise of stock options	233,837	234	-	-	109,856	-	-	110,090
Employee share purchase plan	51,766	52	-	-	75,303	-	-	75,355
Exchange of subsidiary preferred shares – Note 5	60,871	60	–	–	(60)	–	–	–
Stock-based compensation – Note 6	–	–	–	–	691,595	–	–	691,595
Discount on convertible debenture - beneficial conversion feature – Note 4	–	–	–	–	227,707	–	–	227,707
Share purchase warrants – Note 6	–	–	–	–	215,536	–	–	215,536
Net loss for the period	–	–	–	–	–	(2,767,516)	–	(2,767,516)
Foreign currency translation adjustment	–	–	–	–	–	–	(144,883)	(144,883)
Balance, January 31, 2011	33,362,101	$33,362	1	$–	$53,222,408	$(42,548,595)	$(558,565)	$10,148,610

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
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

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company that were exchangeable into 369,836 shares of common stock of the Company. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

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

On November 1, 2010, the Company's wholly-owned subsidiary, FirstHand Technologies Inc. was amalgamated with CounterPath Technologies Inc. and carrying on as CounterPath Technologies Inc.

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
January 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2011, the Company has not yet achieved profitable operations and had an accumulated deficit of $42,548,595 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $12-$13 million to fund ongoing operations and working capital requirements through January 31, 2012. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2011 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 3, and to increase revenues from operations.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware, and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (which subsequently amalgamated with CounterPath Technologies Inc.) and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s amended April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s amended April 30, 2010 annual consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 and it did not have a material impact on the financial statements for the quarter ended January 31, 2011.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

d)	Derivative Instruments and Hedging Activities

ASC 815: The Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because ASC 815 only requires additional disclosure, the adoption of ASC 815 did not impact the Company’s financial position, results of operations, and cash flows (see Note 11, “Derivative Instruments and Hedging Activities,” of the Notes to Interim Consolidated Financial Statements).

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

Goodwill of $6,339,717 (CDN$6,704,947), and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2011 was $6,700,254 (CDN$6,704,947) (April 30, 2010-$6,668,070) and $2,081,955 (CDN$2,083,752) (April 30, 2010-$2,071,955), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2011 and 2010.

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
January 31, 2011
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

A summary of the Company’s intangible assets, net, at January 31, 2011 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,298,600	$3,868,822	$1,888,658	$541,120
Customer assets	2,724,369	1,014,110	1,216,028	494,231
Intangible assets	$9,022,969	$4,882,932	$3,104,686	$1,035,351

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and nine months ended January 31, 2011, pursuant to the terms of these agreements, was $136,803 and $399,128 (2010 - $138,346 and $407,487), respectively.

During the three and nine months ended January 31, 2011, the Company provided consulting services totalling $nil and $15,176 to Wesley Clover respectively, a company controlled by the Chairman of the Company.

As at January 31, 2011, the Company had an accounts receivable balance from Mitel of $134,364 (April 30, 2010 - $170,802).

During the three and nine months ended January 31, 2011, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $19,971 and $59,913 (2010 - $18,680 and $56,040) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover, a company controlled by the Chairman of the Company. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. During the three and nine months ended January 31, 2011, the Company paid interest of $3,711 and $3,792 to Wesley Clover towards interest on convertible debentures.

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
January 31, 2011
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

The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the convertible debentures issued on October 29, 2010 contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represent a discount on the debt financing which is accreted to income over the term of the debt. During the three and nine months ended January 31, 2011, the Company accreted $31,320 and $31,320, respectively by way of discount on the debentures issued.

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

On April 27, 2010, the Company issued 4,424 shares of common stock pursuant to a holder of 4,424 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On May 14, 2010, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On January 27, 2011, the Company issued 1,122 shares of common stock pursuant to the holders of 1,122 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights.

On January 28, 2011, the Company redeemed all of the remaining 9,749 exchangeable shares outstanding pursuant to the Company's redemption call right under the provisions attaching to the exchangeable shares of 6789722 Canada Inc. As a result there were no outstanding exchangeable shares as of January 31, 2011 (April 30, 2010 – 60,871). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three and nine month period ended January 31, 2011 and 2010 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the nine months ended January 31, 2011 was $1.11 (2010 - $0.35). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2011	January 31, 2010
Risk-free interest rate	1.95%	2.30%
Expected volatility	83.1%	84.6%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$1.12	$0.35

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options

The following is a summary of the status of the Company’s stock options as of January 31, 2011 and the stock option activity during the nine months ended January 31, 2011:

		Weighted-average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2010	4,617,707	$1.03
Granted	705,000	$1.88
Exercised	(233,837)	$0.47
Forfeited /Cancelled	(1,060,728)	$1.69
Expired	(463,600)	$1.77
Outstanding at January 31, 2011	3,564,542	$0.94

Exercisable at January 31, 2011	1,764,328	$0.81
Exercisable at April 30, 2010	2,602,619	$1.32

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2011:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	479,380	$877,265	December 15, 2013	240,350	$439,841
$0.47	700,713	1,261,283	June 16, 2011 to September 26, 2016	672,335	1,210,203
$0.60	520,980	870,037	December 14, 2014	151,299	252,669
$0.62	850,000	1,402,500	April 17, 2014	371,875	613,594
$0.65	3,750	6,075	April 27, 2015	3,750	6,075
$1.90	751,719	278,136	March 8, 2015 to December 14, 2015	66,719	24,686
$2.00	18,000	4,860	October 1, 2012 to February 28, 2015	18,000	4,860
$2.15	240,000	28,800	September 7, 2016	240,000	28,800

January 31, 2011	3,564,542	$4,728,956		1,764,328	$2,580,728

April 30, 2010	4,617,707	$895,060		2,602,619	$404,859

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.27 per share as of January 31, 2011 (April 30, 2010 – $0.82), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2011 was 1,764,328 (April 30, 2010 –1,239,933). The total intrinsic value of options exercised during the nine months ended January 31, 2011 was $420,683 (2010 – $960). The grant date fair value of options vested during the nine months ended January 31, 2011 was $258,778 (2010 – $597,022).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2011.

		Weighted Average
		Grant-Date Fair
	Number of Options	Value
Non-vested options at April 30, 2010	2,015,088	$0.39
Granted	705,000	$1.11
Vested	(567,000)	$0.46
Forfeited/Cancelled	(352,874)	$0.49
Non-vested options at January 31, 2011	1,800,214	$0.64

As of January 31, 2011 there was $983,514 (2010 – $736,752) of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.33 years (2010 – 2.65 years).

Employee and non-employee stock-based compensation amounts in respect of stock options classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Cost of sales	$8,971	$9,748	$19,312	$47,339
Sales and marketing	31,640	18,590	71,119	67,687
Research and development	8,961	12,962	25,512	68,447
General and administrative	28,003	116,897	134,359	385,125
Total stock-based compensation	$77,575	$158,197	$250,302	$568,598

Warrants

During the nine months ended January 31, 2011, the Company entered into a warrant agreement, as amended, with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a software licensing contract that the Company entered into with the customer. The warrants enable the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. Under an amendment agreement, 50% of the warrants vest on a proportional basis to invoices delivered by the Company at the rate of one warrant for every $3.00 invoiced and 50% of the warrants vest on a change of control of the Company. As the likelihood of a change of control was not determinable at the time of revenue recognition, the value of the applicable warrants subject to vesting on change of control was deemed to be nil during the nine months ended January 31, 2011. The warrants are held in trust and delivered once vested and payment, as applicable, has been received by the Company. The fair value of the 455,717 stock purchase warrants that was charged to revenue during the nine months ended January 31, 2011 was $227,707 (2010 – $nil). The remaining 544,283 warrants will be valued and charged against revenue pro rata as the remaining revenue under the contract is recognized, or as a change of control of the Company occurs, as applicable.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The assumptions utilized to determine such value of warrants issuable on a proportional basis to invoices delivered by the Company are presented in the following table:

	Nine Months Ended
	January 31,
	2011	2010
Risk-free interest rate	0.34%	0.90%
Expected volatility	94.20%	79.94%
Expected term	1.75 yrs	2.00 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.64	$0.23

The following table summarizes information regarding the warrants outstanding as of January 31, 2011:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$1.50	July 30, 2012
Expired	(1,265,421)	$2.25	July 31, 2010 to October 28, 2010
Warrants at January 31, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of January 31, 2011, a total of 560,226 shares were available for issuance under the ESPP. During the nine months ended January 31, 2011, 51,766 shares were sold or issued to employees under the ESPP.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the nine months ended January 31, 2011, 822,500 deferred share units were issued under the DSUP, of which 650,000 were granted to officers and 172,500 were granted to non-employee directors. As of January 31, 2011, a total of 657,339 shares were available for issuance under the DSUP. The following table summarizes the Company’s outstanding DSU awards as of January 31, 2011, and changes during the period then ended:

		Weighted Average Grant
	Number of DSU’s	Date Fair Value Per Unit
DSU’s outstanding at April 30, 2010	520,161	$0.60
Granted	822,500	$0.68
DSU’s outstanding at January 31, 2011	1,342,661	$0.65

As of January 31, 2011 there was $240,338 (2010 – $121,400) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.24 years (2010 –2.62) .

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
General and administrative	$32,236	$178,600	$441,293	$178,600
Total deferred share unit-based compensation	$32,236	$178,600	$441,293	$178,600

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
North America	$1,734,031	$676,666	$4,688,080	$3,072,998
Europe	867,454	399,652	2,127,894	1,350,655
Asia and Africa	299,733	110,580	535,476	488,403
Latin America	120,884	176,520	457,900	402,426
	$3,022,102	$1,363,418	$7,809,350	$5,314,482

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 7	Segmented Information – (cont’d)

Contained within the results of North America for the three and nine months ended January 31, 2011 are revenues from the United States of $869,702 and $3,303,109 (2010 - $508,416 and $2,588,256), respectively, and from Canada of $864,329 and $1,384,971 (2010 - $168,250 and $484,742), respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2011 are revenues from the United Kingdom of $407,104 and $1,202,222 (2010 - $102,057 and $275,276), respectively, from Germany of $64,576 and $148,811 (2010 - $40,837 and $245,753), respectively, from the Netherlands of $110,417 and $138,855 (2010 - $10,601 and $146,257) respectively, and from Slovenia of $75,498 and $101,662 (2010 - $9,563 and $111,819) respectively.

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2011 are revenues from Japan of $114,560 and $174,806 (2010 - $5,873 and $30,730) respectively, from Saudi Arabia of $85,119 and $85,278 (2010 - $Nil and $Nil), respectively, from Australia of $10,824 and $54,296 (2010 - $25,221 and $51,402), respectively, and from China of $2,165 and $43,468 (2010 - $8,495 and $25,558), respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2011 are revenues from Mexico of $31,541 and $148,040 (2010 - $166,829 and $288,259) respectively, from Chile of $7,204 and $128,802 (2010 - $4,087 and $13,095), respectively, from Colombia of $46,376 and $69,869 (2010 - $5,899 and $37,912), respectively, and from Brazil of $18,175 and $39,472 (2010 - $3,607 and $31,189), respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2011	April 30, 2010
Canada	$9,930,991	$10,568,931
United States	33,336	15,420
Total	$9,964,327	$10,584,351

Revenue from significant customers for the three and nine months ended January 31, 2011 and 2010 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Customer A	18%	-%	8%	-%
Customer B	11%	-%	13%	-%
Customer C	9%	1%	15%	7%
Customer D	5%	10%	5%	8%
Customer E	-%	10%	-%	3%
	43%	21%	41%	18%

Accounts receivable balance for Customer A was $704,357 as at January 31, 2011 (April 30, 2010 - $Nil). Accounts receivable balance for Customer B was $384,300 as at January 31, 2011 (April 30, 2010 - $Nil). Accounts receivable balance for Customer C was $234,000 as at January 31, 2011 (April 30, 2010 -$1,000,975). Accounts receivable balance for Customer D was $135,364 as at January 31, 2011 (April 30, 2010 - $170,802). Accounts receivable balance for Customer E was $nil as at January 31, 2011 (April 30, 2010 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 8	Commitments

a)

On March 14, 2008, the Company entered into a lease for accommodation which commenced on April 1, 2008 and expired on March 31, 2009. On January 14, 2010, the Company entered into extension agreement on this lease for the third time which commenced on April 1, 2010 and expires March 31, 2011. The monthly lease payment under the extension agreement is $2,339.

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,921 was made. The monthly lease payment under this agreement is $9,921 plus $8,693 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,500. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,214 (CDN$3,216) plus $3,169 (CDN$3,171) in operating costs.

c)

On July 10, 2006, the Company entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $82,768 was made. The monthly lease payment under this agreement is $23,322 plus $21,949 in operating costs. On January 11, 2010, the Company entered into a new agreement on this lease for which commences on October 1, 2011 and expires September 30, 2014. The monthly lease payment under the agreement is $21,648 plus $17,463 in operating costs for the first year, $22,679 plus $17,463 for the second year, and $23,710 plus $17,463 for the third year. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,657. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $494,654 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 33 months from the date of the agreement.

f)

On July 29, 2010, the Company entered into extension of an existing lease agreement which commenced on August 1, 2010 and expires on July 31, 2011. The monthly lease payment under the new extension agreement is $7,275.

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2011	$19,971	$218,160	$(52,142)	$185,989	$32,977
2012	79,884	628,000	(184,084)	523,800	131,908
2013	-	569,620	(69,415)	500,205	82,442
2014	-	488,917	-	488,917	-
2015	–	164,690	-	164,690	-
	$99,855	$2,069,387	$(305,641)	$1,863,601	$247,327

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
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

The Company incurred no restructuring costs for the three and nine months ended January 31, 2011. The Company incurred restructuring costs of $44,912 during the nine months ended January 31, 2010, as a result of the Company’s post acquisition activities. Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the close of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

Note 11	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended January 31, 2011 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Volume of Derivative Activity

Total gross notional amounts for foreign currency forward contracts, presented by currency, are as follows:

	Nine Months Ended
In U.S. dollars	January 31,
	2011	2010
Canadian dollar	$-	$500,000
Total	$-	$500,000

The fair value of forward contracts as of January 31, 2011 was $nil, as all forward contracts have since been settled.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 12	Gain on Settlement of Debt

During the nine month period ended January 31, 2011, the Company recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of non-core intellectual property rights licensed from an institution (having no book value) in settlement of a $246,715 liability for research fees performed by the institution.

Note 13	Subsequent Events

On March 10, 2011, the Company granted 44,052 deferred share units, including 22,026 to an officer of the Company pursuant to its deferred share unit plan. Each deferred share unit provides the holder thereof the right to exchange the unit into one share of common stock of the Company under the terms and conditions of the plan. The deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested.

On March 10, 2011, the Company granted 122,000 stock options to various employees pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at $ 2.27 under the terms and conditions of the plan. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

Note 14	Restatement

As a result of an internal review by the management, audit committee and auditors, the Company has restated its annual audited consolidated financial statements as at April 30, 2009 and 2010 and for the years then ended and its unaudited interim consolidated financial statements for the three and nine-month period ended January 31, 2010 to correct a computational error in accounting for intangible assets and the accounting for the over-accrual for certain estimated costs. These combined changes did not affect the basic and diluted loss per share, and the cash flow of the Company for the three and nine months ended January 31, 2010.

a)	Foreign Currency Translation of Intangible Assets

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company has corrected a computational error in translating Canadian dollar denominated intangible assets to United States dollar denominated assets and the related revision to the impairment of intangible assets charge taken in fiscal year 2009. These adjustments result in an increase in cost of sales and net loss of $1,598 and $4,634 for the three and nine months ending January 31, 2010. The adjustments also result in a decrease in the foreign currency translation adjustment of $11,276 and $780,174 for the three and nine-month periods ended January 31, 2010. In addition the adjustments resulted in an increase in comprehensive loss of $12,874 and $784,808 for the three and nine months ended January 31, 2010.

b)	Overstatement of Accrued Liabilities

Subsequent to the issue of the April 30, 2010 consolidated financial statements, the Company determined that it overstated the accrual of its estimated royalty costs for certain third party software. Therefore, the Company has corrected the error in recording the cost of sales and the related accrued liabilities. These adjustments result in a decrease in cost of sales, net loss and comprehensive loss of $38,689 and $85,214 for the three and nine-month periods ended January 31, 2010.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Unaudited)

Note 14	Restatement – (cont’d)

The following represents the effect of the restatements to the interim consolidated statements of operations and comprehensive loss for the three and nine-month periods ended January 31, 2010:

	As Previously	Adjustment
For the nine months ended January 31, 2010	Recorded	(a)	(b)	As Restated
Cost of sales	$2,164,966	$4,634	$(85,215)	$2,084,385
Loss from operations	(4,421,653)	(4,634)	85,215	(4,341,072)
Net loss for the period	(4,777,473)	(4,634)	85,215	(4,696,892)
Foreign currency translation adjustment	2,536,287	(780,174)	–	1,756,113
Comprehensive loss	(2,241,186)	(784,808)	85,215	(2,940,779)

	As Previously	Adjustment
For the three months ended January 31, 2010	Recorded	(a)	(b)	As Restated
Cost of sales	$794,364	$1,598	$(38,689)	$757,273
Loss from operations	(1,787,622)	(1,598)	38,689	(1,750,531)
Net loss for the period	(1,781,584)	(1,598)	38,689	(1,744,493)
Foreign currency translation adjustment	82,992	(11,276)	–	71,716
Comprehensive loss	(1,698,592)	(12,874)	38,689	(1,672,777)

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

     On November 1, 2010, our company's wholly-owned subsidiary, FirstHand Technologies Inc. was amalgamated with CounterPath Technologies Inc., carrying on under the name CounterPath Technologies Inc.

     On January 28, 2011, our company redeemed all of the remaining 9,749 preferred shares of our subsidiary, which were outstanding. The preferred shares are exchangeable by the holder, or redeemable by our company, into shares of our common stock on the basis of one share of our common stock for each preferred share exchanged or redeemed, as applicable.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and Bridgeport Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At January 31, 2011 we have a restructuring accrual for severance of $nil.

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

Basis of Presentation

     The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, continued under laws of the province of British Columbia, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (which subsequently merged with CounterPath Technologies Inc.) and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2010 amended annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2010 amended annual consolidated financial statements.

     Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2011 in determining the expense recorded in our consolidated statement of operations.

     Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2011, we recorded an expense of $691,595 in connection with share-based payment awards. A future expense of non-vested options of $983,514 is expected to be recognized over a weighted-average period of 3.33 years. A future expense of non-vested deferred share units of $240,338 is expected to be recognized over a weighted-average period of 2.24 years.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2010, did not result in an impairment charge, nor did we record any goodwill impairment for the nine months ending January 31, 2011.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. During the fourth quarter of fiscal 2009, we recorded an impairment charge of $3.10 million consisting of $2.01 million for the intangible assets of NewHeights and $1.09 million for the intangible assets of FirstHand. During the fiscal year ended April 30, 2010 and the most recent quarter ended January 31, 2011, management concluded that there was no further impairment charge related to our intangible assets.

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

Results of Operations

     Our operating activities during the three and nine months ended January 31, 2011 consisted primarily of selling our IP telephony software and related services to service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2011 and 2010, and as at January 31, 2011 and April 30, 2010 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2011 and 2010 and fiscal year ended April 30, 2010. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended January 31,
	2011			2010-Restated
	(Unaudited)			(Unaudited)
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,022,102	100%		$1,363,418	100%

Non-GAAP operating expenses[1]	3,384,666	112%		2,555,185	187%
Stock-based compensation	109,811	4%		336,796	25%
Amortization of intangible assets	214,646	7%		221,968	16%
GAAP operating expenses	3,709,123	123%		3,113,949	228%

Loss from operations	(687,021)	(23%	)	(1,750,531)	(128%	)
Interest and other income, net	54,353	2%		52,554	4%
Foreign exchange gain (loss)	141,408	5%		(46,516)	(4%	)
Net loss	($491,260)	(16%	)	($1,744,493)	(128%	)

Loss per share	($0.01)			($0.06)

Weighted average common shares outstanding	33,206,905			30,710,069

_________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Nine Months Ended January 31,
	2011			2010-Restated
	(Unaudited)			(Unaudited)
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$7,809,350	100%		$5,314,482	100%

Non-GAAP operating expenses[1]	9,802,444	126%		8,260,797	155%
Stock-based compensation	691,595	9%		747,198	14%
Amortization of intangible assets	633,038	8%		647,559	12%
GAAP operating expenses	11,127,077	143%		9,655,554	181%

Loss from operations	(3,317,727)	(42%	)	(4,341,072)	(82%	)
Interest and other income, net	393,103	5%		112,457	2%
Foreign exchange gain (loss)	157,108	2%		(468,277)	(9%	)
Net loss	($2,767,516)	35%		($4,696,892)	(89%	)

Selected Consolidated Statements of Operations Data	Nine Months Ended January 31,
	2011		2010-Restated
	(Unaudited)		(Unaudited)
		Percent of		Percent
		Total		of Total
	Amount	Revenue	Amount	Revenue
Loss per share	($0.08)		($0.15)

Weighted average common shares outstanding	33,128,861		30,395,799

__________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	January 31, 2011
Selected Consolidated Balance Sheet Data	(Unaudited)	April 30, 2010
Cash	$1,710,007	$1,556,813
Current assets	4,682,972	4,252,772
Current liabilities	3,268,908	3,095,139
Total liabilities	4,651,005	3,198,391
Total assets	14,799,615	14,939,117

Revenue

	Three Months Ended January 31,
	2011		2010
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,489,825	49%	$1,030,004	76%	$459,821	45%
Service	1,532,277	51%	333,414	24%	1,198,863	360%
Total revenue	$3,022,102	100%	$1,363,418	100%	$1,658,684	122%

Revenue by Region
International	$1,288,071	43%	$686,752	50%	$601,319	88%
North America	1,734,031	57%	676,666	50%	1,057,365	156%
Total revenue	$3,022,102	100%	$1,363,418	100%	$1,658,684	122%

     For the three months ended January 31, 2011, we generated $3,022,102 in revenue compared to $1,363,418 for the three months ended January 31, 2010. This represents an increase of $1,658,684 or 122 % from the same period last year. Revenues of $3,022,102 are net of a $65,997 non-cash charge representing the fair value of 64,050 warrants that were charged against revenue during the quarter. In total, 1,000,000 warrants with a term of two years were issued to a customer as part of a contract entered into on July 30, 2010, enabling the customer to acquire shares of common stock for a period of up to two years at an exercise price of $1.50 per share of common stock. The warrants were valued using methodology as outlined in note 6 to the consolidated unaudited financial statements.

     We generated $1,489,825 in software revenue for the three months ended January 31, 2011 compared to $1,030,004 for the three months ended January 31, 2010, representing an increase of $459,821 or 45%. The increase in software revenue was primarily due to increases in retail sales of our products through our online store and increases in sales of our products to original equipment manufacturers. For the three months ended January 31, 2011, service revenue was $1,532,277 compared to $333,414 for the three months ended January 31, 2010. The increase of $1,198,863 in service revenue was primarily due to the professional engineering and customization work completed for two significant customers, which totalled approximately $858,000 or 28% of total revenue for the three months ended January 31, 2011. International revenue outside of North America increased by 88% during the three months ended January 31, 2011 compared to the three months ended January 31, 2010, as a result of general growth in sales during the period. North American revenue increased by 156%, compared to the three months ended January 31, 2010, as a result of general growth in sales during the three months ended January 31, 2011.

	Nine Months Ended January 31,
	2011		2010
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,060,294	65%	$3,623,173	68%	$1,437,121	40%
Service	2,749,056	35%	1,691,309	32%	1,057,747	63%
Total revenue	$7,809,350	100%	$5,314,482	100%	$2,494,868	47%

Revenue by Region
International	$3,121,270	40%	$2,241,484	42%	$879,786	39%
North America	4,688,080	60%	3,072,998	58%	1,615,082	53%
Total revenue	$7,809,350	100%	$5,314,482	100%	$2,494,868	47%

     For the nine months ended January 31, 2011, we generated $7,809,350 in revenue compared to $5,314,482 for the nine months ended January 31, 2010. This represents an increase of $2,494,868 or 47% from the same period last year. Revenues of $7,809,350 are net of a $227,707 non-cash charge representing the fair value of 455,717 warrants that were charged against revenue during the nine months ended January 31, 2011. In total, 1,000,000 warrants with a term of two years were issued to a customer as part of a contract entered into on July 30, 2011, enabling the customer to acquire shares of common stock for a period of up to two years at an exercise price of $1.50 per share of common stock. The warrants were valued using the methodology as outlined in note 6 to the consolidated unaudited financial statements.

     We generated $5,060,294 in software revenue for the nine months ended January 31, 2011 compared to $3,623,173 for the nine months ended January 31, 2010, representing an increase of $1,437,121 or 40%. The increase in software revenue was primarily due to increases in retail sales of our products through our online store and an increase in sales of our products to original equipment manufacturers. For the nine months ended January 31, 2011, service revenue was $2,749,056 compared to $1,691,309 for the nine months ended January 31, 2010. The increase of $1,057,747 in service revenue was primarily due to the professional engineering and customization work completed for two significant customers, which totalled approximately $858,000 or 11% of total revenue for the nine months ended January 31, 2011. International revenue outside of North America increased by 39% during the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010, due primarily to increases in sales to Europe. North American revenue increased by 53%, compared to the nine months ended January 31, 2010, due primarily to general increases in sales.

Operating Expenses

Cost of Sales

     Cost of sales for the three and nine months ended January 31, 2011 and 2010 were as follows:

January 31, 2010
	January 31, 2011		Restated – Note 14
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$724,309	24%	$757,273	56%	$(32,964)	(4%	)
Nine months ended	$2,168,993	28%	$2,084,385	39%	$84,608	4%

     Cost of sales was $724,309 for the three months ended January 31, 2011 compared to $757,273 for the three months ended January 31, 2010. The decrease of $32,964 was primarily attributable to a decrease in third party licence costs of approximately $54,000. This was offset by increases in wages and benefits of approximately $19,000. Cost of sales for the three months ended January 31, 2011 includes $214,646 (2010 - $221,968) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Cost of sales was $2,168,993 for the nine months ended January 31, 2011 compared to $2,084,385 for the nine months ended January 31, 2010. The increase of $84,608 was primarily attributable to an increase in wages and benefits of approximately $153,000 as new employees were hired during the period. Additionally, there was an increase in warranty expense of approximately $56,000 as a result of the overall increase in revenue. The increase in cost of sales was offset by a decrease in third party license costs of approximately $111,000, and a decrease of approximately $28,000 in stock based compensation expense. Cost of sales for the nine months ended January 31, 2011 includes $633,038 (2010 - $647,559) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended January 31, 2011 and 2010 were as follows:

	January 31, 2011		January 31, 2010
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$841,230	28%	$644,212	47%	$197,018	31%
Nine months ended	$2,607,177	33%	$2,093,768	39%	$513,409	25%

     Sales and marketing expenses were $841,230 for the three months ended January 31, 2011 compared to $644,212 for the three months ended January 31, 2010. The increase of $197,018 was primarily a result of an increase of approximately $85,000 in wages and benefits due to new employees hired. There was also an increase in professional and consulting fees of approximately $14,000. Other sales and marketing expenses, which include office related expenses, increased by approximately $12,000 and stock based compensation increased by approximately $13,000. There was also an increase in commissions of approximately $74,000 as a result of higher sales for the period.

     Sales and marketing expenses were $2,607,177 for the nine months ended January 31, 2011 compared to $2,093,768 for the nine months ended January 31, 2010. The increase of $513,409 was primarily a result of an increase of approximately $298,000 in wages and benefits due to new employees hired. There was also an increase in professional and consulting fees of approximately $57,000. Sales and marketing related travel expenses increased by approximately $66,000 during the period. There was also an increase in commissions of approximately $88,000 as a result of higher sales for the period.

Research and Development

     Research and development expenses for the three and nine months ended January 31, 2011 and 2010 were as follows:

	January 31, 2011		January 31, 2010
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,157,581	38%	$797,162	58%	$360,419	45%
Nine months ended	$3,317,343	42%	$2,621,884	49%	$695,459	27%

     Research and development expenses were $1,157,581 for the three months ended January 31, 2011 compared to $797,162 for the three months ended January 31, 2010. The increase of $360,419 was primarily a result of an increase of approximately $124,000 in wages and benefits as a result of new employee hires. There was also an increase of approximately $169,000 in license costs related to research and development. Professional services also increased by approximately $54,000 due to a combination of new hires and consulting fee increases to the existing consultants.

     Research and development expenses were $3,317,343 for the nine months ended January 31, 2011 compared to $2,621,884 for the nine months ended January 31, 2010. The increase of $695,459 was primarily a result of an increase of approximately $278,000 in wages and benefits as new employees were hired during the period. Professional services also increased by approximately $226,000 due to a combination of new hires and consulting fee increases to the existing consultants. There was also an increase of approximately $210,000 in license costs.

General and Administrative

     General and administrative expenses for the three and nine months ended January 31, 2011 and 2010 were as follows:

	January 31, 2011		January 31, 2010
	(Unaudited)		(Unaudited)		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$986,003	33%	$915,302	67%	$70,701	8%
Nine months ended	$3,033,564	39%	$2,810,605	53%	$222,959	8%

     General and administrative expenses were $986,003 for the three months ended January 31, 2011 compared to $915,302 for the three months ended January 31, 2010. The increase of $70,701 in general and administrative expenses was primarily a result of an increase in bad debts by approximately $117,000, increase in wages and benefits by approximately $135,000, and an increase in professional fees by approximately $108,000. This increase was partially offset by a decrease of approximately $235,000 in stock based compensation, and $52,000 in other office related expenses.

     General and administrative expenses were $3,033,564 for the nine months ended January 31, 2011 compared to $2,810,605 for the nine months ended January 31, 2010. The increase of $222,959 in general and administrative expenses was primarily a result of an increase of approximately $179,000 in wages and benefits, $12,000 in stock based compensation and approximately $108,000 in patent expenses. There was also an increase in investor relations expenses of approximately $59,000. The above mentioned increases were partially offset by a decrease of approximately $133,000 in bad debts and approximately $10,000 in travel expenses.

Restructuring Charges

     Restructuring charges for the three and nine months ended January 31, 2011 and 2010 were as follows:

		January 31, 2011			January 31, 2010
		(Unaudited)			(Unaudited)			Period-to-Period Change
			Percent			Percent			Percent
			of			of			Increase/
		Amount	Revenue		Amount	Revenue		Amount	(Decrease)
Three months ended	$	nil	n/a	$	nil	n/a	$	nil	n/a
Nine months ended	$	nil	n/a		$44,912	1%		$(44,912)	(100%	)

     There were no restructuring charges for the three months ended January 31, 2011 ($nil - 2010).

     Restructuring charges for the nine months ended January 31, 2011 were $nil compared to $44,912 for the nine months ended January 31, 2010. The restructuring charges for the nine months ended January 31, 2010 pertain to the employee restructuring activity as a result of the consolidation of administrative, sales, marketing, research and development departments after the close of acquisitions of NewHeights, FirstHand and BridgePort.

Interest and Other Income

     Interest and other income for the three months ended January 31, 2011 was $96,505 compared to $53,239 for the three months ended January 31, 2010, primarily due to additional income of $35,000 from sub lease of office premises for the three months ended January 31, 2011. Interest and other expense for the three months ended January 31, 2011 was $42,152 compared to $685 for the three months ended January 31, 2010 primarily due to the interest payable on the convertible debentures issued in July and October 2010, and accretion of convertible debenture discount.

     Interest and other income for the nine months ended January 31, 2011 was $191,293 compared to $114,813 for the nine months ended January 31, 2010, primarily due to additional income of $35,000 from sub lease of office premises. Interest expense for the nine months ended January 31, 2011 was $44,905 compared to $2,356 for the nine months ended January 31, 2010, primarily due to interest payable on the convertible debentures issued in July and October 2010, and accretion of convertible debenture discount.

     Foreign exchange gain for the three months ended January 31, 2011 was $141,408 compared to a loss of $46,516 for the three months ended January 31, 2010. Foreign exchange gain for the nine months ended January 31, 2011 was $157,108 compared to a loss of $468,277 for the nine months ended January 31, 2010. The foreign exchange gain or loss represents the gain or loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

     During the nine months ended January 31, 2011 we recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of our non-core intellectual property rights licensed from an institution in settlement of a $246,715 liability for research fees performed by the institution.

Liquidity and Capital Resources

     As of January 31, 2011, we had $1,710,007 in cash compared to $1,556,813 at April 30, 2010, representing an increase of $153,194. Our working capital was $1,414,064 at January 31, 2011 compared to $1,157,633 at April 30, 2010, representing an increase of $256,431.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At January 31, 2011, we had cash of approximately $1.71 million and working capital of approximately $1.41 million; however, our management projects that under our current operating plan, we will require approximately $12-13 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations, working capital and external financing.

Operating Activities

     Our operating activities resulted in a net cash outflow of $1,327,616 for the nine months ended January 31, 2011. This compares to a net cash outflow of $2,530,689 for the same period last year and represents a decrease of $1,203,073 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2011 was primarily a result of a net loss of $2,767,516 and a $347,317 increase in accounts receivable partially offset by a $187,274 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $691,595 for stock-based compensation, $633,038 for amortization of intangible assets, $227,707 for a warrants issued and $104,647 for depreciation and amortization.

     The net cash outflow from operating activities for the nine months ended January 31, 2010 was primarily a result of a net loss of $4,696,892, a $529,867 decrease in other assets related to a forward contract settlement, a $207,339 decrease in unearned revenue, and a $236,327 decrease in accounts payable partially offset by a $1,066,118 decrease in accounts receivable. Included in the accounts payable was a $496,707 cash inflow related to a forward contract settlement. The net cash outflow was further offset by adjustments for non-cash expenses including $747,198 for stock-based compensation, $647,559 for amortization of intangible assets, $468,277 for foreign exchange loss and $220,219 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $97,673 for the nine months ended January 31, 2011 primarily as a result of purchases of equipment and increases in deposits. This compares with a net cash outflow from investing activities of $27,901 for the same period last year primarily as a result of purchases of equipment offset by return of deposits. At January 31, 2011, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,624,916 for the nine months ended January 31, 2011 compared to a net cash inflow of $1,881,854 for the nine months ended January 31, 2010.

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

New Accounting Pronouncements

     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Our company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

     In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Our company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. Our company adopted the provisions of ASU 2010-06 and it did not have a material impact on the financial statements for the quarter ended January 31, 2011.

Item 4. Controls and Procedures.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2010, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

     During the quarter ended January 31, 2011 and, in connection with restatement described above and the steps to remediate our disclosure controls and procedures, we made the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: (i) we added human resources with experience in generally accepted accounting principles and made a commitment for ongoing education in this area; and (ii) we implemented a defined process to prepare calculations. The changes are designed to, among other things, address the material weakness in our internal control over financial reporting.

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

     On January 28, 2011, we redeemed all of the remaining 9,749 preferred shares of our subsidiary which were outstanding. The preferred shares are exchangeable by the holder, or redeemable by our company, into shares of our common stock as to one share of our common stock for one preferred share. The shares of our common stock are issuable to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 provided certain other conditions are met.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.9	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

10.12

Share Exchange Agreement dated January 28, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2008).

10.13

Escrow Agreement dated February 1, 2008 among CounterPath Corporation, FirstHand Technologies Inc. and certain shareholders of FirstHand Technologies Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.14

Agreement of Merger and Plan of Reorganization dated February 1, 2008 among our company, CounterPath Acquisition Corp., BridgePort Networks, Inc. and certain shareholders of BridgePort Networks, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 5, 2008).

10.15	Form of Subscription Agreement dated July 31, 2008 between our company and various investors (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.16	Form of Subscription Agreement dated October 28, 2008 between our company and an investor (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.17

Settlement Agreement amongst Greg Pelling, CounterPath Corporation and CounterPath Technologies Inc. dated October 31, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 15, 2008).

10.18

2005 Amended and Restated Stock Option Plan effective January 10, 2006 (incorporated by reference from our Post-Effective Amendment No.1 to the Registration Statement on Form S-8 filed on January 30, 2009).

10.19	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

10.20

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.21

Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

10.22	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

10.23	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.24	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

10.25	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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
Date: March 10, 2011

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: March 10, 2011