Form 10-K
period 2011-04-30
COUNTERPATH CORP
filed 2011-07-26
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Approximately $33,992,588 based on a price of $1.48 per share, being the average of bid and ask prices on October 29, 2010 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 37,961,481 shares of common stock issued and outstanding as of July 25, 2011.

COUNTERPATH CORPORATION
APRIL 30, 2011 ANNUAL REPORT ON FORM 10-K

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

     Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses and (4) end users. Telecommunication service providers deploy a VoIP service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Original equipment manufacturers combine our applications with additional software and/or services as part of their solution offerings for their customers. Businesses deploy our desktop and mobile applications to enable their workforces to communicate over VoIP and extend their business phone system's features to desktop and mobile devices. Typically, small and medium sized businesses, or individual end users, purchase our desktop applications through our website and are then responsible for selecting their own Internet telephony service provider to allow them to communicate over VoIP.

     Our software uses the session initiation protocol which is a protocol standard for voice, video, instant messaging and presence communication. Certain of our applications can operate on personal computers running Windows XP, Windows Vista, Windows 7, Mac OS X and Linux operating systems as well as on mobile devices running Symbian, RIM, Apple iOS and Google’s Android operating systems.

     We began selling our desktop applications in 2003 and our mobile applications and gateway server software in 2008. Since that time, over 300 customers, in over 50 countries, have purchased our software products where the value of the purchase is at least $10,000. This list includes several of the largest telecom service providers and original equipment manufacturers in the world.

     Our mission is to be the dominant provider of unified communications software applications that enable people to connect, communicate and collaborate using voice, video, messaging and presence on multiple devices, over both fixed and mobile networks.

     On August 2, 2007, we completed the acquisition of all of the shares of NewHeights Software Corporation, previously a competitor of ours. NewHeights' products included an enterprise focused desktop communication application with business communication features and a conferencing application.

     On February 1, 2008, we acquired FirstHand Technologies Inc. FirstHand's products include an enterprise gateway server software application and related mobile applications to enable mobile unified communications by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices.

     On February 1, 2008, we acquired BridgePort Networks, Inc., previously one of our customers. BridgePort Networks' gateway server software applications enable telecom service providers to extend single-number mobile voice, text, multimedia messaging and video services over the Internet to residential, corporate and Wi-Fi hotspot locations with broadband access.

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

     On February 1, 2008, we acquired FirstHand Technologies Inc., a private Ontario, Canada corporation, through the issuance of 5.9 million shares of our common stock.

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

     On November 1, 2010, our wholly-owned subsidiary, FirstHand Technologies Inc. was amalgamated with CounterPath Technologies Inc., carrying on as CounterPath Technologies Inc.

Our Software Applications

CounterPath Multi-Media Communicator Product Suite

     The CounterPath softphone product suite includes five applications: (1) Bria; (2) eyeBeam; (3) Bria iPhone Edition; (4) Bria Android Edition; and (5) X-Lite. Bria, eyebeam, Bria iPhone Edition and Bria Android Edition are commercial products which we sell on a per seat or subscription basis, while X-Lite is a free version of our desktop softphone application that can be downloaded from our website and connected to any SIP-compliant VoIP service or network and is used by end users wishing to test our product quality at no charge or evaluate a VoIP service or network.

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

  Bria

Bria is CounterPath’s flagship product. Bria has a number of usability and customization features designed to enable customers to present a flexible, user-friendly high definition VoIP, messaging and presence, multiple instant messaging and social network integration and high definition video softphone solution for consumer and enterprise markets. Bria has a contact-focused, versus a dial pad-focused, graphical user interface which highlights a user's address book rather than the more traditional telephone dial pad. Bria can also be minimized to a computer screen deskbar, enabling a user to manage their desktop space while still being able to make and receive calls. Bria is integrated into Microsoft’s widely used Outlook application and enables users to expand on Outlook’s contact and email features to receive and make calls and use phone features directly from their contact list within the Outlook application. Bria is built on the same software code platform as eyeBeam and has many of the same interoperability and compatibility features of eyeBeam. Bria's multiple panel layout enables our customers to specify areas for customer branding or revenue generating advertisements such as banner ads, click-to-call and interactive video messaging, as well as custom integration with network infrastructure.

  eyeBeam

eyeBeam is our original softphone application. The graphical user interface of eyeBeam is designed as a dial pad similar to a cellular telephone handset and it has generally been targeted at early adopters of softphone technology due to its graphical familiarity.

  Bria iPhone and Android Editions

Bria iPhone and Android Editions are secure, standards-based VoIP softphone applications that work over both 3G and Wi-Fi networks on the Apple iPhone, iPad, iPod Touch or Android devices such as mobiles and tablets. Bria iPhone and Android Editions work with other CounterPath desktop and convergence solutions, as well as with enterprise and carrier infrastructure equipment from major vendors. The Bria iPhone Edition is compatible with Apple’s iPhone 3.0+ and iOS 4+ operating systems, and uses the iPhone’s native address book and its embedded Bluetooth Technology. The Bria Android Edition is compatible with a number of Android-based phones and tablets running Android 2.1 or greater operating systems and uses the device’s native address book and its embedded Bluetooth Technology.

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

We believe that our free X-Lite softphone serves as a marketing tool for our company as it allows potential customers to evaluate our software. In addition, we believe that making our free softphone widely available to companies which make session initiation protocol (SIP) compliant devices such as Internet based phones, public switched telephone network gateways, softphones, video phones, multipoint conference units, and conference servers, improves the interoperability of our applications with these products.

Mobility Suite

     The Mobility Suite is comprised of: (1) a mobile service provider targeted offering called the Network Convergence Gateway for mobile Network Operators; (2) a VoIP or wireline operator targeted offering called the Network Convergence Gateway for Wireline Operators (formerly known as MCG); and (3) an enterprise targeted, business user offering called the Enterprise Mobility Gateway (EMG) and Bria Mobile client. The Network Convergence Gateway was the flagship product of BridgePort Networks which we acquired in February 2008. The EMG was the flagship product of FirstHand Technologies which we acquired in February 2008.

  Network Convergence Gateway for Mobile Network Operators

The Network Convergence Gateway is a carrier-based server application that bridges communication between the broadband Internet and mobile networks. The Network Convergence Gateway enables mobile service providers to provide converged services across the broadband Internet and mobile networks including voice, text, multimedia messaging and video services. The Network Convergence Gateway makes it possible for end users to originate and receive mobile calls on a variety of IP-based telephones including CounterPath's softphone applications with the flexibility and low cost of VoIP. Our Network Convergence Gateway applications include:

Convergent Voice and Messaging for Customers

By using the Network Convergence Gateway and our softphone applications, mobile service providers can extend mobile calls and instant messaging to a personal computer with the single identity of the end user's mobile phone number.

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

Voice Call Continuity

The seamless handover feature of the Network Convergence Gateway enables end users to automatically originate or receive voice calls on Wi-Fi networks, and seamlessly pass the call between mobile and broadband networks. Also referred to as voice call continuity, seamless handover is an important capability of fixed mobile convergence.

NomadicPBX

NomadicPBX is a telecommunications application which combines mobile and VoIP network elements to enable the delivery of a unified presence-based, fixed and mobile voice, and instant messaging/short message service (IM/SMS) communications experience across desktop computers and mobile phones. The NomadicPBX provides increased device options for the user with a single number accessible on any mobile phone, softphone or desktop Internet protocol phone.

The NomadicPBX enables wireless operators and other service providers to extend their offerings to small and medium enterprises and increase their revenues. The telecom service providers that we are targeting for the NomadicPBX are mobile network operators and mobile virtual network operators.

The NCG for Mobile Network Operators enables mobile operators to replace an enterprise’s existing phone system and wireline service with a wireless solution that increases the enterprise’s users productivity and mobility.

  Network Convergence Gateway for Wireline Operators

The Network Convergence Gateway for Wireline Operators is a carrier-based core network, fixed mobile convergence server application that bridges broadband and mobile networks in both pre-IMS (IP Multimedia subsystem) and IMS environments. The Network Convergence Gateway combines the personalization and mobility of mobile phone services with the flexibility, innovation and cost economics of the rapidly growing VoIP sector.

With the Network Convergence Gateway, wireline service providers can extend single-number mobile voice, text multimedia messaging and video services to residential, corporate and hotspot locations with broadband access. This is achieved on a service provider’s existing networks while preparing them for the IMS platform of the future. Some particular features include:

Wireline Messaging – SMS, Instant Messaging and Presence

Provides VoIP users with the ability to send and receive text messages to and from the mobile network. It also enables an instant messaging service and presence capability.

Wireline Call Continuity

Enables users to move calls from their desktop PC or mobile VoIP phone to another device, including a standard mobile phone or smartphone. This eliminates the inconvenience with switching phones when leaving the office or home during a VoIP call.

Wireline Mobility

Enables messaging over any mobile phone and any mobile network. It also allows extended wireline voice and messaging services to smartphones and low end mobile phones.

The Network Convergence Gateway enables wireline operators to offer mobile services to their wireline customers. As these services work on any mobile phone and on any mobile network, no relationship with the mobile operators and the wireline operator offering these services is required. This enables the wireline operators to seek additional revenue from their customer base.

Enterprise Mobility Gateway and Bria Mobile Client

     Our Enterprise Mobility Gateway and Bria Mobile Client applications enable unified communications for office workers by extending enterprise telephony, voicemail and corporate directory services including presence, instant messaging and conferencing capabilities to mobile devices over Wi-Fi and mobile networks. The Enterprise Mobility Gateway application enables workers to perform a variety of advanced collaborative functions such as searching the corporate directory, dialling by extension number, using visual voicemail and holding group calls with predefined groups of users.

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

     Our Enterprise Mobility Gateway application runs on standard server hardware acting as the convergent point between back-office servers such as IP PBXs and Bria Mobile Clients running in a mobile network. The Enterprise Mobility Gateway integrates with common enterprise telephony, directory and messaging platforms and securely extends these services to mobile devices. The Enterprise Mobility Gateway web-based user interface enables administrators to start, stop and reload server processes, update operating parameters, monitor users, track messaging statistics, and manage the distribution of Enterprise Mobility Gateway software.

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

  COM Edition

The COM Edition is an easy to use SDK based on the Microsoft COM platform. Using the COM Edition SDK, customers can build a sophisticated softphone using a variety of programming languages such as C++, C#, Delphi, Visual Basic or Java. The COM Edition SDK is suitable for companies looking for an easy to learn SDK. This is also a suitable SDK for integrating softphone functionality into an existing Windows application.

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

     We focus on selling our software products to companies which provide VoIP Services or mobile services to end users and enterprises. Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to over 300 customers in more than 50 countries where the value of the sale has exceeded $10,000.

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

Marketing

Our products are marketed through a variety of means including by:

  our customers and partners

  advertising on our website;

  direct market campaigns;

  co-marketing with our partners, suppliers and customers;

  offering trial use of X-Lite, our free softphone with fewer features than our commercial versions;

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

     We own or hold the exclusive license to twelve granted patents. In addition, we are pursuing four in-house developed patent applications and six licensed patent applications from Columbia University. Combined, the ten U.S. patent applications are pending, as well as counterparts pending in other jurisdictions around the world.

     In October 2010, we were granted patent No. US 7,809,381: Presence detection for cellular and internet protocol telephony for presence detection in mobile and fixed broadband networks. This patent describes a way to automatically select the optimal network connection based on a user’s location, to enable services such as least-cost routing and minimize dropped calls by streamlining the process of transferring calls from the cellular network to broadband network.

     In September 2010, we were granted patent No. US 7,804,821: Circuit Switched Cellular Network to Internet Calling with Internet Antennas. This patent describes the assigning of single identity to multiple devices and how to route the communication services to those devices sharing single identity.

     In February 2010, Openwave Systems Inc. was granted patent No. US 7,656,864: Data network computing device call processing, to which we hold the exclusive license. This patent describes a fundamental fixed mobile convergence concept, which enables seamless transition of voice, data and multimedia sessions across disparate fixed and mobile networks.

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

     We have acquired certain patent rights from Openwave Systems Inc. including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold exclusive rights to a patent which is a continuation to previously granted patents that teaches communication methods between mobile and packet networks using a gateway connected to both networks preserving single identity on both networks. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell. We also incorporate a number of third party software programs into our software applications pursuant to license agreements.

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

Research and Development

     Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our core products across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2011 were $4,469,979 (2010: $3,586,425).

After Sales Service and Support

     We sell our software on an as-is or limited warranty basis to end users, and we are not required to update or upgrade the software nor are we responsible for failure of our software to work on our customer's computer network; however, we offer two levels of renewable annual support to our non-end user customers for a specified percentage of the software license fees. Basic support includes product bug-fixes, nine (9) a.m. to five (5) p.m. Pacific Time (-8GMT), telephone support and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades. Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in customizing, deploying and implementing our applications. We currently maintain a support forum on the Internet at www.counterpath.com/support.html and product user manuals are available online at www.counterpath.com.

Warranty

     In circumstances where we provide a warranty on our software, we warrant that our software will perform substantially in accordance with the materials accompanying the software for periods of up to three months from the date of sale to cover defects in workmanship.

Audio and Video Codecs

     Our softphones are integrated with audio and video codecs, which are provided by third-parties either as free open source software or under license. A codec is a software application that encodes and decodes audio or video data according to a specification. Currently, we provide the following royalty-free audio codecs: G.711u/a, G.722, iLBC, Speex, DVI4, L16 PCM, GSM and BV32. We also provide a number of royalty-bearing audio codecs: G.722.2, G.723.1, G.726, and G.729 which are licensed from various third-party patent owners or their representatives. Either we pay, or our customers pay, a license fee when our software incorporates any third-party, royalty-bearing codec(s). Our software video phones incorporate third-party video codecs. We offer the H.263 and H.263+ video codecs, which we have licensed from UB Video Incorporated, and the H.264 video codec, which we have licensed from AT&T Corp. and MPEG LA, L.L.C. At this time, no third party patent holders have required licensing fees for use of H.263 or H.263+ video codecs. The H.264 video codec does have licensing fees, which are licensed from AT&T and MPEG LA.

Competition

     There are numerous developers which compete with our company for market share. Small software development companies, typically compete on the basis of price, while large original equipment manufacturers, typically compete against us by selling their proprietary software applications as part of a component to an overall proprietary communications system. We compete by offering applications that are compatible with a broad spectrum of communication systems and with various devices and operating systems.

Government Approval

     We have obtained approval from the United States government to export our software that contains encryption technology to certain approved foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

     As of April 30, 2011, we employed 69 people full-time, 19 of whom are engaged in marketing and sales, 27 in research and development, 13 in services and support, 10 in general and administration, and 21 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

     We hire full-time employees and contractors who are authorized to work in the United States through our company as well as our wholly-owned subsidiary, BridgePort Networks, Inc. Our wholly-owned subsidiary, CounterPath Technologies Inc. employs full-time employees and contractors who are authorized to work in Canada.

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

     We depend on a mix of revenues and outside capital to pay for the continued development of our technology and the marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available, if necessary, to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. Disruptions in financial markets and challenging economic conditions have and may continue to affect our ability to raise capital. The issuance of additional equity securities by us would result in a dilution, possibly a significant dilution, in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in this annual report for the year ended April 30, 2011, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this annual report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

     We do not own any property. Our Canadian operations are conducted in three leased offices located in Vancouver and Victoria, British Columbia and Kanata, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Charlestown, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On July 10, 2006, we entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $87,158 was made. The monthly lease payment under this agreement is $24,559 plus $23,113 in operating costs. On January 11, 2011, we entered into a new lease at the same location, for 12,379 square feet, which will commence on October 1, 2011 and expire on September 30, 2014 for which a deposit of $52,615 was made. The monthly lease payment under the agreement is $21,289 plus $20,702 in operating costs. Management believes that this office space is adequate for the operations of our company for the foreseeable future.

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

Quarter Ended	OTC Bulletin Board(1) (U.S. dollars)		TSX Venture Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2009	$0.82	$0.45	$0.98	$0.60
October 31, 2009	$0.83	$0.53	$0.90	$0.68
January 31, 2010	$0.65	$0.53	$0.70	$0.50
April 30, 2010	$0.70	$0.35	$0.83	$0.40
July 31, 2010	$1.35	$0.61	$1.34	$0.85
October 31, 2010	$1.45	$0.00	$1.50	$1.01
January 31, 2011	$2.60	$0.00	$2.60	$1.50
April 30, 2011	$2.55	$0.00	$2.45	$1.95

(1)	Since March 19, 2008, our stock has been quoted on the OTC Bulletin Board under the trading symbol "CPAH".

(2)	Since August 25, 2008, our stock has been quoted on the TSX Venture Exchange under the trading symbol "CCV".

     Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

     On July 25, 2011, the shareholders' list of our shares of common stock showed 105 registered shareholders and 37,961,481 shares outstanding.

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

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at April 30, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,607,663 (1)(2)	$0.97	915,007 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,607,663	$0.97	915,007

(1)	As of April 30, 2011, we had issued stock options to purchase 3,607,663 shares of our common stock pursuant to our 2010 Stock Option Plan.

(2)

In addition to the 3,607,663 options outstanding as at April 30, 2011, we issued 1,000,000 warrants to a customer during fiscal year ended April 30, 2011 that were issued against securities available to be issued under the 2010 Stock Option Plan.

(3)	As of April 30, 2011, there were 915,007 underlying shares of our common stock remaining and available to be issued under our 2010 Stock Option Plan.

2010 Stock Option Plan

     On September 27, 2010, our shareholders approved the 2010 stock option plan for employees, directors, officers and consultants of our company and our subsidiaries. This plan effectively merged our Company’s 2004 and 2005 stock option plans. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of “non-qualified stock options.” Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive “incentive stock options,” and stock options granted to non-United States residents may receive awards of “options.” Unless approved by the plan administrator and disinterested shareholders, no person shall be eligible to receive in any fiscal year options to purchase more than 5% of the outstanding shares of our common stock. The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. We are permitted to issue up to 5,860,000 shares of our common stock under the 2010 stock option plan.

Employee Share Purchase Plan

     On October 1, 2008, our shareholders approved the employee share purchase plan for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the plan is voluntary. Within the limits of the plan, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the plan. As of April 30, 2011, we issued 143,599 shares of our common stock under the plan.

Deferred Share Unit Plan

     Under the terms of the deferred share unit plan (the “DSUP”) approved by the shareholders on October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of our company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. We are permitted to issue up to 2,000,000 deferred share units under the DSUP. As of April 30, 2011, we issued 1,386,713 deferred share units under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

Recent Sales of Unregistered Securities

     On March 9, 2011, we granted 44,052 deferred share units to two employees exchangeable into 44,052 shares of our common stock on a one for one basis pursuant to our Deferred Share Unit Plan. The deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. We issued 22,026 of the deferred share units to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable. We issued 22,026 of the deferred share units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

     On November 1, 2010, the Company’s wholly-owned subsidiary, FirstHand Technologies Inc. was amalgamated with CounterPath Technologies Inc. and carrying on as CounterPath Technologies Inc.

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

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Customers that we are targeting include: (1) large incumbent telecommunications service providers, Internet telephony service providers, (2) original equipment manufacturers serving the networking and telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. in February 2008, expanded the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At April 30, 2011 we had a restructuring accrual for severance of $nil.

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

     Post contract customer support (PCS) services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the year ended April 30, 2011 was 77.50% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107 Share-Based Payment, and SAB 110 Share-Based Payment, beginning January 1, 2008. The expected term of options granted during the year ended April 30, 2011 was 3.7 years. For the year ended April 30, 2011, the weighted-average risk-free interest rate used was 2.0% . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15% in the year ended April 30, 2011, in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense. For the year ended April, 2011, we recorded an expense of $812,485 in connection with share-based payment awards. A future expense of non-vested options of $960,886 and non-vested deferred share units of $309,459 is expected to be recognized over a weighted-average period of 3.19 years and 1.38 years respectively.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2011, did not result in an impairment charge for fiscal year 2011, nor did we record any goodwill impairment in fiscal 2010.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the current year (2010 - $nil).

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

Results of Operations

     Our operating activities during the year ended April 30, 2011, consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Revenue

     Revenue for the year ended April 30, 2011 and 2010 were as follows:

	2011		2010		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$7,205,947	65%	$5,974,712	75%	$1,231,235	21%
Service	3,834,351	35%	2,042,145	25%	1,792,206	88%
Total revenue	$11,040,298	100%	$8,016,857	100%	$3,023,441	38%

Revenue by Region
International	$4,652,784	42%	$3,055,952	38%	$1,596,832	52%
North America	6,387,514	58%	4,960,905	62%	1,426,609	29%
Total revenue	$11,040,298	100%	$8,016,857	100%	$3,023,441	38%

     For the year ended April 30, 2011, we generated $11,040,298 in revenue compared to $8,016,857 for the year ended April 30, 2010, representing an increase of $3,023,441. We generated $7,205,947 in software revenue for the year ended April 30, 2011 compared to $5,974,712 for the year ended April 30, 2010, representing an increase of $1,231,235. The increase in software revenue for the year ended April 30, 2011, was primarily a result of increases in sales to original equipment manufacturers and enterprises, as well as, sales from our online store. Software sales from our online store grew by approximately $448,000 to approximately $1,616,000, in part as a result of various online promotions offered throughout the year. For the year ended April 30, 2011, service revenue was $3,834,351 compared to $2,042,145 for the year ended April 30, 2010, representing an increase of $1,792,206. The increase in service revenue for the year ended April 30, 2011, was primarily attributable to the customization services delivered to two new significant customers in preparation of their deployment of our software applications. International revenue outside of North America represented 42% of total revenue for the year ended April 30, 2011, compared to 58% for North American revenue. This compares to international revenue representing 38% of total revenue for the year ending April 30, 2010, compared to 62% for North American revenue. Revenue from Europe and Asia/Africa increased by approximately $1,240,000 and $384,000, respectively, while revenue from Central/South America decreased by approximately $27,000 in total, for the year ended April 30, 2011.

Operating Expenses

Cost of Sales

     Cost of sales for the year ended April 30, 2011 and 2010 were as follows:

	April 30, 2011		April 30, 2010		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,864,838	26%	$2,825,480	35%	$39,358	1%

     Cost of sales was $2,864,838 for the year ended April 30, 2011, compared to $2,825,480 for the year ended April 30, 2010. The increase of $39,358 was the result of an increase in personnel-related expenses of approximately $166,000. This increase was offset by a decrease of approximately $158,000 in license costs due to lower sales of royalty-bearing software. Cost of sales expressed as a percent of revenue was 26% of revenue for the year ended April 30, 2011, as against 35% for the year ended April 30, 2010. This decrease in percentage was the result of a substantial increase in revenue of $3,023,441 for the year ended April 30, 2011 as compared to revenue for the year ended April 30, 2010, and further, there was only a marginal increase of approximately $151,000 in variable costs. This has resulted in a 25% decrease in cost of sales expressed as a percentage of revenue for the year ended April 30, 2011 as compared to cost of sales expressed as a percentage for the year ended April 30, 2010.

Sales and Marketing

     Sales and marketing expenses for the year ended April 30, 2011 and 2010 were as follows:

	April 30, 2011		April 30, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,495,274	32%	$3,063,523	38%	$431,751	14%

     Sales and marketing expenses were $3,495,274 for the year ended April 30, 2011, compared to $3,063,523 for the year ended April 30, 2010. The increase of $431,751 was primarily the result of an increase in personnel-related expenses of approximately $307,000 and travel-related expenses of approximately $50,000. Additionally, other sales and marketing related expenses including stock-based compensation, office supplies, and tradeshows increased by approximately $75,000 during the year ended April 30, 2011, compared to the year ending April 30, 2010.

Research and Development

     Research and development expenses for the year ended April 30, 2011 and 2010 were as follows:

	April 30, 2011		April 30, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,469,979	40%	$3,586,425	45%	$883,554	25%

     Research and development expenses were $4,469,979 for the year ended April 30, 2011, compared to $3,586,425 for the year ended April 30, 2010. The increase of $883,554 resulted primarily from an increase of approximately $510,000 in personnel-related expenses. Additionally, there was a Scientific Research and Experimental Development (SR&ED) claim recorded in the year ended April 30, 2010 of approximately $232,000. During the year ended April 30, 2010, we converted a research fee liability to Columbia University into shares of common stock which further resulted in a reduction in research and development expenses of approximately $153,000. There was no SR&ED claim recorded in the year ended April 30, 2011, which resulted in higher year over year research and development expenses.

General and Administrative

     General and administrative expenses for the years ended April 30, 2011 and 2010 were as follows:

	April 30, 2011		April 30, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,997,340	36%	$3,689,900	46%	$307,440	8%

     General and administrative expenses for the year ended April 30, 2011, were $3,997,340 compared to $3,689,900 for the year ended April 30, 2010. The increase of $307,440 in general and administrative expenses was primarily attributable to an increase in expense related to professional services of approximately $260,000, personnel-related expenses of approximately $220,000, an increase in patent-related expenses of approximately $116,000, and an increase of $64,000 in public relations-related expenses. These increases were partially offset by a $120,000 decrease in amortization of capital assets as a number of capital assets became fully amortized in the year ended April 30, 2011, decrease in bad debts of approximately $150,000 and a decrease in telephone and communication-related expenses of approximately $60,000.

Restructuring Charges

     Restructuring charges for the years ended April 30, 2011 and 2010 were as follows:

		April 30, 2011		April 30, 2010		Period-to-Period Change
			Percent		Percent		Percent
			of		of		Increase/
		Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$	nil	-%	$44,912	1%	($44,912)	(100%	)

     Restructuring charges for the year ended April 30, 2011, were $nil compared to $44,912 for the year ended April 30, 2010. Restructuring charges in fiscal year 2010 were attributable to the one-time employee termination costs due to the integration of the FirstHand and BridgePort acquisitions.

Interest and Other Income

     nterest income for the year ended April 30, 2011, was $245,401 compared to $221,493 for the year ended April 30, 2010. Interest expense for the year ended April 30, 2011, was $80,365 compared to $2,599 for the year ended April 30, 2010. Interest expense during the year ended April 30, 2011 primarily relates to the accretion of the convertible debenture discount of approximately $56,000 and cash interest expense of approximately $26,000.

     Foreign exchange loss for the year ended April 30, 2011, was $166,950 compared to a foreign exchange loss of $378,828 for the year ended April 30, 2010. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of April 30, 2011, we had $1,707,397 in cash compared to $1,556,813 at April 30, 2010, representing an increase of $150,584. Our working capital was $1,387,588 at April 30, 2011 compared to $1,157,633 at April 30, 2010, representing an increase of $229,955.

     Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At April 30, 2011, we had cash of approximately $1.7 million and working capital of approximately $1.4 million; however, our management projects that under our current operating plan we will require approximately $12-14 million to fund our ongoing operating expenses and working capital requirements through April 30, 2012. We anticipate that this will be funded through cash flow generated from operations, working capital and external financing.

     Subsequent to the year ended April 30, 2011, on June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013.

Operating Activities

     Our operating activities resulted in a net cash outflow of $1,369,630 for the year ended April 30, 2011. This compares with a net cash outflow of $3,503,080 for the year ended April 30, 2010, representing a $2,133,450 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2011 was primarily a result of a net loss of $3,542,331, and an increase in accounts receivable of $529,447 attributable to higher year over year revenue. The net cash outflow was offset by adjustment for non-cash expenses including $812,485 for stock-based compensation, $853,677 for amortization of intangible assets, and $134,880 for depreciation and amortization.

     The net cash outflow from operating activities for the year ended April 30, 2010, was primarily a result of a net loss of $5,353,317 and a decrease in accounts payable of $874,926, partially offset by a decrease in accounts receivable of $262,894. The decrease in accounts receivable is attributable to lower year over year revenues and collection of a number of outstanding large receivables during fiscal 2010. The net cash outflow was further offset by adjustment for non-cash expenses including $378,828 for foreign exchange loss, $883,225 for stock-based compensation, $874,700 for amortization of intangible assets, and $276,410 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $132,005 for the year ended April 30, 2011, primarily due to the purchase of equipment and to deposits made during the year. This compares with a net cash outflow of $17,173 primarily due to the purchase of equipment during the year ended April 30, 2010. At April 30, 2011, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $1,660,373 for the year ended April 30, 2011, compared to a net cash inflow of $1,896,082 for the year ended April 30, 2010.

     On July 30, 2010, and October 29, 2010, we issued two convertible debentures in the principal amount of $483,300 and $490,750, respectively. The debentures are convertible by the holder, at any time prior to maturity, in whole or in part into common shares of our company at a conversion price of $1.00 per share. On October 29, 2010, we issued a third convertible debenture in the principal amount of $490,750. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of our company at a conversion price of $1.37 per share. On June 14, 2011, we issued 1,332,261 shares of common stock as a result of the holders converting all of their debentures.

     On October 29, 2009, we issued 3,333,334 units at a price of $0.56 (CDN$0.60) per unit for gross proceeds of approximately $1,867,762 (CDN$2,000,000). Each unit consists of one share of common stock in the capital of our company and one-half of one non-transferable common share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock in the capital of our company for a period of two years commencing from October 29, 2009, at an exercise price of US$0.90 per warrant.

We may seek additional funding through public or private financings to fund our operations beyond 2012. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

     We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Our company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on its consolidated results of operations, financial condition or cash flows.

     In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Our company is currently evaluating the impact, if any, that the adoption of ASU 2009-14 will have on its consolidated results of operations, financial condition or cash flows.

     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adopted the provisions of ASU 2010-06 and it did not have a material impact on the financial statements for the year ended April 30, 2011.

     ASC 815: Our company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Because ASC 815 only requires additional disclosure, the adoption of ASC 815 did not impact our company’s financial position, results of operations, and cash flows (see Note 11, “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
vancouver@bdo.ca	925 West Georgia Street
www.bdo.ca	Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Corporation:

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $43,323,410 at April 30, 2011 and incurred a net loss for the year then ended of $3,542,331. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 25, 2011

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2011	2010
Assets
Current assets:
Cash	$1,707,397	$1,556,813
Accounts receivable (net of allowance for doubtful accounts of $49,883 (2010 - $1,116,119))	3,018,188	2,345,633
Investment tax credits recoverable	-	129,285
Prepaid expenses and deposits	110,412	221,041
Total current assets	4,835,997	4,252,772

Deposits	159,433	101,994
Equipment – Note 3	59,574	111,150
Intangible assets (net of accumulated amortization of $5,097,578 (2010 - $4,249,895) – Note 2(b)	859,664	1,674,359
Goodwill – Note 2(b)	9,247,993	8,740,025
Other assets	48,308	58,817
Total Assets	$15,210,969	$14,939,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,340,897	$2,313,688
Unearned revenue	958,626	655,361
Customer deposits	2,018	5,127
Accrued warranty – Note 2(b)	146,868	120,963
Total current liabilities	3,448,409	3,095,139

Convertible debentures – Note 6	1,305,002	-
Deferred lease inducements	2,474	4,677
Unrecognized tax benefit – Notes 2(b) and 9	98,575	98,575
Total liabilities	4,854,460	3,198,391

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 7 Authorized: 100,000,000 Issued and outstanding: April 30, 2011 – 1; April 30, 2010 – 1	–	–
Common stock, $0.001 par value – Note 8 Authorized: 83,076,900 Issued and outstanding: April 30, 2011 – 33,440,106; April 30, 2010 – 33,015,627	33,440	33,016
Additional paid-in capital	53,420,601	51,902,471
Accumulated deficit	(43,323,410)	(39,781,079)
Accumulated other comprehensive income (loss) – currency translation adjustment	225,878	(413,682)
Total stockholders’ equity	10,356,509	11,740,726
Liabilities and Stockholders’ Equity	$15,210,969	$14,939,117

Going concern – Note 2
Commitments and contingent liability – Notes 12 and 13

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2011	2010

Revenue – Note 10:
Software	$7,205,947	$5,974,712
Service	3,834,351	2,042,145
Total revenue	11,040,298	8,016,857
Operating expenses:
Cost of sales (includes depreciation of $22,017 (2010 - $6,361) and amortization of intangible assets of $853,677 (2010 - $874,700)) – Note 2(b)	2,864,838	2,825,480
Sales and marketing	3,495,274	3,063,523
Research and development	4,469,979	3,586,425
General and administrative	3,997,340	3,689,900
Restructuring costs – Note 14	–	44,912
Total operating expenses	14,827,431	13,210,240
Loss from operations	(3,787,133)	(5,193,383)
Interest and other income (expense), net
Interest and other income	245,401	221,493
Interest expense	(80,365)	(2,599)
Foreign exchange loss	(166,949)	(378,828)
Gain on settlement of debt – Note 15	246,715	–
Net loss for the year	(3,542,331)	(5,353,317)
Other comprehensive income (loss):
Foreign currency translation adjustments	639,560	2,324,461
Comprehensive loss	$(2,902,771)	$(3,028,856)
Net loss per share:
Basic and diluted	$(0.11)	$(0.17)

Weighted average common shares outstanding:	33,191,749	31,067,445

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2011	2010

Cash flows from operating activities:
Net loss for the year	$(3,542,331)	$(5,353,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,880	276,410
Amortization of intangible assets	853,677	874,700
Shares issued as part of share purchase plan	25,327	15,489
Stock-based compensation	812,485	883,225
Warrant expense	269,633	-
Foreign exchange loss	166,949	378,828
Accretion of debenture discount	55,738	-
Changes in assets and liabilities:
Accounts receivable	(529,447)	262,894
Prepaid expenses and deposits	111,801	109,906
Accounts payable and accrued liabilities	(35,745)	(874,926)
Other assets	(18,658)	(16,716)
Unearned revenue	303,265	(38,840)
Customer deposits	(3,109)	(4,316)
Accrued warranty	25,905	(16,417)
Net cash used in operating activities	(1,369,630)	(3,503,080)

Cash flows from investing activities:
Purchase of equipment	(83,304)	(53,641)
Deposits	(48,701)	36,468
Net cash used in investing activities	(132,005)	(17,173)

Cash flows from financing activities:
Common stock issued	195,573	1,896,082
Convertible debenture	1,464,800	–
Net cash provided by financing activities	1,660,373	1,896,082

Foreign exchange effect on cash	(8,154)	249,052

Increase (decrease) in cash	150,584	(1,375,119)

Cash, beginning of the year	1,556,813	2,931,932
Cash, end of the year	$1,707,397	$1,556,813

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$25,835	$2,599
Taxes	$–	$–

Non cash transactions – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2011 and 2010
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2009	28,832,050	$28,832	1	$–	$48,718,443	$(34,427,762)	$(2,738,143)	$11,581,370

Shares issued:
Private placements – Note 8	3,333,334	3,333	–	–	1,849,793	–	–	1,853,126
Issued as part of debt settlement – Note 8	527,370	527	–	–	392,889	–	–	393,416
Exercise of stock options	25,875	26	–	–	11,952	–	–	11,978
Employee Share Purchase Plan	88,028	89	–	–	46,378	–	–	46,467
Exchange of subsidiary preferred shares – Note 7	208,970	209	–	–	(209)	–	–	–
Stock-based compensation - Note 8	–	–	–	–	883,225	–	–	883,225
Net loss for the year	–	–	–	–	–	(5,353,317)	–	(5,353,317)
Foreign currency translation adjustment	–	–	–	–	–	–	2,324,461	2,324,461
Balance, April 30, 2010	33,015,627	33,016	1	–	51,902,471	(39,781,079)	(413,682)	11,740,726

Shares issued:
Exercise of stock options	308,037	308	–	–	145,236	–	–	145,544
Employee Share Purchase Plan	55,571	56	–	–	75,300	–	–	75,356
Exchange of subsidiary preferred shares – Note 7	60,871	60	–	–	(60)	–	–	–
Stock-based compensation - Note 8	–	–	–	–	812,485			812,485
Share purchase warrants – Note 8	–	–	–	–	269,633	–	–	269,633
Discount on Convertible debenture beneficial conversion feature – Note 6	–	–	–	–	215,536	–	–	215,536
Net loss for the year	–	–	–	–	–	(3,542,331)	–	(3,542,331)
Foreign currency translation adjustment	–	–	–	–	–	–	639,560	639,560
Balance, April 30, 2011	33,440,106	$33,440	1	$–	$53,420,601	$(43,323,410)	$225,878	$10,356,509

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

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company exchangeable into 369,836 shares of common stock of the Company. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

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

The Company focuses on the design, development, marketing and sales of desktop and mobile communications application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to telecom carriers, telecom original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2011, the Company has not yet achieved profitable operations and had an accumulated deficit of $43,323,410 since incorporation and incurred a net loss for the year ended April 30, 2011 totalling $3,542,331. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $12-14 million to fund ongoing operations and working capital requirements through April 30, 2012. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 16, and to increase revenues and decrease costs from operations.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (which subsequently was merged with CounterPath Technologies Inc.) and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Accounting Standards Codification (“ASC”) Subtopic 605-25 (Prior authoritative literature: Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables") and revenues are recognized under ASC 605-35 (prior authoritative literature: SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts"), generally using the percentage-of-completion method.

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

Stock-Based Compensation:

The Company adopted ASC 718 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation”), using the modified prospective method on May 1, 2006. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period.

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

With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2011 and April 30, 2010 using the assumptions more fully described in Note 8.

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

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350- 40 (prior authoritative literature: the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350-50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”).

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

Impairment of Long-Lived Assets:

In accordance with ASC Topic 360-10-15 (prior authoritative literature: Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights Software Corporation on August 2, 2007, and FirstHand Technologies Inc. and BridgePort Networks, Inc. on February 1, 2008.

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

The expected amortization to be recorded for years ended April 30, 2012, and April 30, 2013, of the acquired technologies and customer asset is as follows:

	NewHeights	FirstHand	BridgePort	Total

2012	$214,099	$534,087	$70,564	$818,750
2013	40,914	–	–	40,914

The above intangible assets are expected to be fully amortized as at April 30, 2013.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of April 30, 2011 and determined that there was no impairment of its intangible assets (2010 - $nil).

The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For the Company this asset grouping is deemed to be at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of FirstHand and NewHeights), and equipment. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. For the year ended April 30, 2011, the carrying value of the asset group was less than the undiscounted cash flows, indicating no impairment (2010 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

A summary of the Company’s intangible assets, net, at April 30, 2011, is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,314,811	$4,038,003	$1,888,658	$388,150
Customer assets	2,747,117	1,059,575	1,216,028	471,514
Intangible assets, April 30, 2011	$9,061,928	$5,097,578	$3,104,686	$859,664

A summary of the Company’s intangible assets, net at April 30, 2010 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,304,947	$3,370,200	$1,888,658	$1,046,089
Customer assets	2,723,993	879,695	1,216,028	628,270
Intangible assets, April 30, 2010	$9,028,940	$4,249,895	$3,104,686	$1,674,359

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $49,883 at April 30, 2011 (2010 - $1,116,119). Bad debt expense for the year ended April 30, 2011, was $183,893 (2010 - $296,887).

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

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2011 and 2010 were as follows:

	Years Ended April 30,
	2011	2010

Balance, beginning of year	$120,963	$137,378
Change	19,905	(16,415)
Balance, end of year	$146,868	$120,963

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Fair Value of Financial Instruments:

The fair value of the Company’s financial instruments, which consist of cash, accounts receivable, accounts payable and accrued liabilities, customer deposits and accrued warranty. The fair value for convertible debt approximates book value using current rates of interest.

As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Significant Accounting Policies – (cont’d)

The Company’s derivative financial instruments are valued using observable market-based inputs to industry valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility obtained from various market sources.

The Company measures certain financial assets, including any foreign currency option or forward contracts at fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable shares of common stock of the Company (Note 7) for the period or portion of the period that this security is outstanding. There are no exchangeable shares remaining as all have been exchanged into shares of common stock of the Company as of April 30, 2011.

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2011, loss per share excludes 7,606,591 (April 30, 2010 – 7,549,795) potentially dilutive common shares (related to stock options, warrants, and convertible debt) as their effect was anti-dilutive.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2011 was $7,055,616 (CDN$6,704,947) (April 30, 2010 - $6,668,070) and $2,192,377 (CDN$2,083,752) (April 30, 2010 - $2,071,955), respectively. During the fourth quarter of its fiscal year ended April 30, 2011, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the Company’s market capitalization and transaction values of comparable companies as at April 30, 2011. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2011 (2010 - $nil).

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

The Company manages foreign currency market risk using option or forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. The Company revalues all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses recorded from the revaluation of our non-functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

We record our foreign currency forward contracts on our Consolidated Balance Sheets as other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 11 “Derivative Instruments and Hedging Activities,” of the Notes to the Consolidated Financial Statements).

c)	New Accounting Pronouncements

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

In September 2009, FASB’s Emerging Issues Task Force issued ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-14 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarify existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 and it did not have a material impact on the financial statements for the year ended April 30, 2011.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Equipment

	April 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$730,148	$730,148	$–
Computer software	774,769	753,298	21,471
Leasehold improvements	206,941	193,303	13,638
Office furniture	228,422	203,957	24,465
Websites	49,915	49,915	–
	$1,990,195	$1,930,621	$59,574

	April 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$686,844	$686,468	$376
Computer software	734,769	726,378	8,391
Leasehold improvements	206,941	175,305	31,636
Office furniture	228,422	166,008	62,414
Websites	49,915	41,582	8,333
	$1,906,891	$1,795,741	$111,150

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2011 and 2010 are comprised of the following:

	April 30,
	2011	2010
Accounts payable – trade	$658,904	$499,900
Accrued commissions	162,147	158,343
Accrued vacation	472,830	362,618
Codec royalties	462,423	493,868
Research fees	–	246,706
Accrued severance – Note 12	225,719	344,433
Other accrued liabilities	358,874	207,820
	$2,340,897	$2,313,688

Note 5	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the year ended April 30, 2011, pursuant to the terms of these agreements, was $525,968 (2010 - $560,636).

As at April 30, 2011, the Company had an accounts receivable balance from Mitel of $114,369 (April 30, 2010 - $170,802).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions – (cont’d)

During the year ended April 30, 2011, the Company provided consulting services totalling $15,176 (2010 - $nil) to Wesley Clover, a company controlled by the Chairman of the Company.

During the year ended April 30, 2011, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $84,121 (2010 - $79,500) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover, a company controlled by the Chairman of the Company. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. During the year ended April 30, 2011, the Company paid interest of $7,381 to Wesley Clover towards interest on convertible debentures.

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

In addition, the Company entered into warrant exercise agreements with Wesley Clover to exercise 833,334 warrants at an exercise price of $0.90 per share Wesley Clover acquired on October 29, 2009, on or before July 30, 2011, prior to the expiry of the warrants on October 29, 2011. In the event that Wesley Clover does not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 will be immediately due and payable to the Company and will incur interest at the rate of 2% per month (on a pro-rata basis) on the default amount until the default amount is paid in full.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 6	Convertible Debentures

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

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” The Company has determined that the convertible debentures issued on October 29, 2010 contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represent a discount on the debt financing which is accreted to income over the term of the debt. During the year ended April 30, 2011, the Company accreted $55,738 by way of discount on the debentures issued.

The convertible debentures issued on July 30, 2010 did not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was equal to or less than the initial conversion price.

The following table summarizes the Company’s outstanding debentures for the year ended April 30, 2011, and April 30, 2010.

	April 30,
	2011	2010
Issuance of convertible debenture	$1,464,800	$–
Beneficial conversion feature	(215,536)	–
Accretion of debenture discount	55,738	–
Convertible debentures as at April 30, 2011	$1,305,002	$–

Note 7	Exchangeable Shares

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

On May 11, 2009, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On December 16, 2009, the Company issued 154,546 shares of common stock pursuant to a holder of 154,546 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On April 27, 2010, the Company issued 4,424 shares of common stock pursuant to a holder of 4,424 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On May 14, 2010, the Company issued 50,000 shares of common stock pursuant to a holder of 50,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. On January 27, 2011, the Company issued 1,122 shares of common stock pursuant to a holder of 1,122 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Exchangeable Shares – (cont’d)

On January 28, 2011, the Company redeemed all of the remaining 9,749 exchangeable shares outstanding pursuant to the Company's redemption call right under the provisions attaching to the exchangeable shares of 6789722 Canada Inc. As a result there were no outstanding exchangeable shares as of April 30, 2011 (April 30, 2010 – 60,871). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase common shares of the Company may be granted to employees, directors and consultants. This plan is effectively a merging of the Company’s 2004 and 2005 stock option plans. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plan is 5,860,000 under the 2010 Stock Option Plan.

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

Stock Options – (cont’d)

The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share-Based Payment, as amended by SAB No. 110 on January 1, 2008. The simplified method was used because the Company does not have sufficient detailed information about employee exercise behaviour. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2011 and 2010 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair values of options granted during the year ended April 30, 2011 and 2010 were $1.14 and $0.34 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2011	April 30, 2010
Risk-free interest rate	2.00%	2.31%
Expected volatility	77.5%	84.5%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$1.14	$0.34

The following is a summary of the status of the Company’s stock options as of April 30, 2011 and the stock option activity during the years ended April 30, 2011 and 2010:

	Number of	Weighted-Average
	Options	Exercise Price per Share
Outstanding at April 30, 2009	4,650,768	$1.13
Granted	1,050,000	$0.57
Exercised	(25,875)	$0.46
Forfeited / Cancelled	(904,144)	$1.14
Expired	(153,042)	$0.62
Outstanding at April 30, 2010	4,617,707	$1.03
Granted	827,000	$1.93
Exercised	(308,037)	$0.47
Forfeited / Cancelled	(1,093,407)	$1.80
Expired	(435,600)	$1.76
Outstanding at April 30, 2011	3,607,663	$0.97

Exercisable at April 30, 2011	1,930,647	$0.78
Exercisable at April 30, 2010	2,602,619	$1.32

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2011:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	456,963	$740,280	December 15, 2013	264,527	$428,534
			June 13, 2010 to
$0.47	755,522	1,201,280	September 26, 2016	734,957	1,168,582
$0.60	483,459	705,850	December 14, 2014	181,444	264,908
$0.62	850,000	1,224,000	April 17, 2014	425,000	612,000
			March 8, 2015 to
$1.90	701,719	112,275	December 14, 2015	66,719	10,675
			October 1, 2012 to
$2.00	18,000	1,080	February 28, 2015	18,000	1,080
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	102,000	–	March 10, 2016	–	–
April 30, 2011	3,607,663	$3,984,765		1,930,647	$2,485,779

April 30, 2010	4,617,707	$895,060		2,602,619	$404,859

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.06 per share as of April 30, 2011 (April 30, 2010 – $0.82), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2011 was 1,690,647 (April 30, 2010 – 1,239,933). The total intrinsic value of options exercised during the year ended April 30, 2011 was $488,907 (2010 – $6,135). The grant date fair value of options vested during the year ended April 30, 2011 was $302,915 (April 30, 2010 – $3,711,399).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2011:

		Weighted Average
	Number of	Grant-Date Fair
	Options	Value

Non-vested options at April 30, 2009	2,176,561	$0.64
Granted	1,050,000	$0.34
Vested	(828,797)	$0.86
Forfeited	(382,676)	$1.04
Non-vested options at April 30, 2010	2,015,088	$0.39
Granted	827,000	$1.14
Vested	(690,011)	$0.44
Forfeited	(475,061)	$0.57
Non-vested options at April 30, 2011	1,677,016	$0.69

As of April 30, 2011 there was $960,886 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.19 years.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2011 and 2010 are as follows:

	Years Ended
	April 30,
	2011	2010

Cost of sales	$27,399	$55,494
Sales and marketing	111,636	91,346
Research and development	35,335	78,535
General and administrative	165,944	467,153
Total stock-based compensation	$340,314	$692,528

Warrants

During the year ended April 30, 2011, the Company entered into a warrant agreement, as amended, with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a software licensing contract that the Company entered into with the customer. The warrants enable the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. Under an amendment agreement, 50% of the warrants vest on a proportional basis to invoices delivered by the Company at the rate of one warrant for every $3.00 invoiced and 50% of the warrants vest on a change of control of the Company. As the likelihood of a change of control was not determinable at the time of revenue recognition, the value of the applicable warrants subject to vesting on change of control was deemed to be nil during the year ended April 30, 2011. The warrants are held in trust and delivered once vested and payment, as applicable, has been received by the Company. The fair value of the 500,000 stock purchase warrants that was charged to revenue during the year ended April 30, 2011, was $269,633 (2010 – $nil). The remaining 500,000 warrants will be valued and charged against revenue if and when a change of control of the Company occurs.

During the year ended April 30, 2010, the Company issued 1,666,667 warrants on October 22, 2009 as a part of unit offering. The fair value of the stock purchase warrants granted was $412,414. The warrants enable the holders the right to purchase up to 1,666,667 shares of the Company’s common stock, exercisable for two years from the date of issue.

The assumptions utilized to determine such values for the years ended April 30, 2011 and April 30, 2010 are presented in the following table:

	Year Ended	Year Ended
	April 30, 2011	April 30, 2010

Risk-free interest rate	0.23%	0.90%
Expected volatility	67.83%	79.94%
Expected term	1.25 yrs	2 yrs
Dividend yield	0%	0%
Weighted average fair value per warrant	$0.95	$0.23

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of April 30, 2011 and April 30, 2010.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2009	2,265,421	$3.04	November 30, 2009 to October 24, 2010
Granted	1,666,667	$0.90	October 29, 2011
Forfeited/Cancelled	(750,000)	$4.00	November 30, 2009
Expired	(250,000)	$4.00	November 30, 2009
Warrants at April 30, 2010	2,932,088	$1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$1.50	July 31, 2012
Expired	(1,265,421)	$2.25	July 31, 2010 to October 28, 2010
Warrants at April 30, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012

Employee Stock Purchase Plan

Under the terms of the ESPP all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2011 the Company matched $25,327 (2010 - $15,489) in shares purchased by employees under the ESSP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2011, a total of 556,401 shares were available for issuance under the ESPP. During the years ended April 30, 2011, 55,571 (2010 - 88,028) shares were sold or issued to employees under the ESPP.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the year ended April 30, 2011, 866,552 (2010 - 520,161) deferred share units were issued under the DSUP, of which 672,026 were granted to officers and 172,500 were granted to directors. For the year ended April 30, 2011, a total of 613,287 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding deferred share unit (DSU) awards as of April 30, 2011, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value per Unit

DSU’s at April 30, 2009	–	$–
Granted	520,161	$0.60
Conversions	–	$–
DSU’s at April 30, 2010	520,161	$0.60
Granted	866,552	$0.96
Conversions	–	$–
Outstanding at April 30, 2011	1,386,713	$0.83

As of April 30, 2011 there was $309,459 (2010 – $121,400) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.38 years (2010 – 2.62) . The total fair value of DSUs that vested during the year was $313,906 (2010 - $166,936).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2011 and 2010 are as follows:

	Year Ended
	April 30,
	2011	2010

General and administrative	$472,171	$190,697
Total deferred share unit-based compensation	$472,171	$190,697

The following table summarizes information regarding the non-vested deferred share units outstanding as of April 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value per Unit

Non-vested DSU’s at April 30, 2009	–	$–
Granted	520,161	$0.60
Vested	(278,226)	$0.60
Non-vested DSU’s at April 30, 2010	241,935	$0.60
Granted	866,552	$0.96
Vested	(682,404)	$0.46
Non-vested DSU’s at April 30, 2011	426,083	$0.89

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2011	2010
Tax loss carry forwards	$15,189,000	$12,894,000
Capital losses carried forward	314,000	–
Equipment	91,000	1,123,000
Other	72,000	–
Undeducted research and development expenses	3,916,000	2,645,000
Investment tax credits	625,000	1,322,000
Cumulative unrealized foreign exchange gain	704,000	(159,000)
Acquired technology and other intangibles	(751,000)	(706,000)
Valuation allowance established by management	(20,160,000)	(17,119,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2011	2010
Benefit from net loss, at U.S. rates	$(1,204,000)	$(1,857,000)
Foreign loss at other than U.S. rates	–	28,000
Non-deductible expenses	(191,000)	8,000
Non-deductible stock option compensation	295,000	300,000
Effect of reduction in foreign statutory rates	19,000	46,000
Foreign exchange losses on revaluation of deferred tax balances	(1,613,000)	(1,777,000)
Other	(347,000)	–
Expiry of non-operating losses	–	415,000
Increase in valuation allowance	3,041,000	2,837,000
Income tax expense for year	$–	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes – (cont’d)

As at April 30, 2011, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – US$	$28,092,000	2026 – 2031
Canada – CDN$	$21,431,000*	2012 – 2031

*These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement”, (codified in FASB ASC Topic 740). The Company is subject to taxation in the U.S., Canada, and the U.K. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2011 and April 30, 2010 were as follows:

	Years Ended
	April 30,
	2011	2010
Balance at beginning of year	$98,575	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	–
Balance at end of year	$98,575	$98,575

Note 10	Segmented Information

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

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2011 and 2010:

	Years Ended
	April 30,
	2011	2010
North America	$6,387,514	$4,960,905
Europe	3,200,291	1,960,691
Asia and Africa	955,713	571,471
Central and South America	496,780	523,790
	$11,040,298	$8,016,857

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information - (cont’d)

Contained within the results of North America for the year ended April 30, 2011 are revenues from the United States of $4,049,673 (2010 - $4,281,828) and from Canada of $2,337,841 (2010 - $679,077).

Contained within the results of Europe for the year ended April 30, 2011 are revenues from the United Kingdom of $1,627,526 (2010 - $461,470), from Germany of $210,002 (2010 - $320,039), from France of $185,441 (2010 - $50,906), from Iceland of $164,890 (2010 - $37,655), from Switzerland $160,062 (2010 - $146,375), and from the Netherlands of $155,533 (2010 - $233,095).

Contained within the results of Central and South America for the year ended April 30, 2011 are revenues from Mexico of $163,318 (2010 - $313,436), from Chile of $134,798 (2010 - $52,203), from Colombia of $82,847 (2010 - $47,689), from Brazil of $63,254 (2010 - $70,952), and from Argentina of $12,704 (2010 - $16,774).

Contained within the results of Asia and Africa for the year ended April 30, 2011 are revenues from Japan of $270,926 (2010 - $34,548), from Russian Federation of $216,944 (2010 - $18,989), from South Africa of $87,282 (2010 - $15,010), from Saudi Arabia of $85,510 (2010 - $nil), and from Australia of $73,633 (2010 - $68,427).

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	April 30,
	2011	2010
Canada	$10,190,468	$11,825,188
United States	25,071	15,420
	$10,215,539	$11,840,608

Revenue from significant customers for the years ended April 30, 2011 and 2010 is summarized as follows:

	Years Ended
	April 30,
	2011	2010
Customer A	12%	15%
Customer B	12%	–%
Customer C	11%	–%
	35%	15%

Accounts receivable balance for Customer A was $93,837 as at April 30, 2011 (April 30, 2010 - $1,000,975). Accounts receivable balance for Customer B was $881,400 as at April 30, 2011 (April 30, 2010 - $nil). Accounts receivable balance for Customer C was $311,100 as at April 30, 2011 (April 30, 2010 - $nil).

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

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the year ended April 30, 2011, is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency option or forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of foreign exchange (gain) loss.

During the year ended April 30, 2010 the Company purchased $1,000,000 of forward contracts denominated in Canadian dollars which resulted in a gain of $56,496 which was credited against the foreign exchange loss on the consolidated statement of operations. These forward contracts were settled prior to April 30, 2010. The Company did not enter any forward contracts during the year ended April 30, 2011.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 12	Commitments

a)

On December 30, 2010, the Company entered into an extension agreement on an existing lease, which commenced on April 1, 2011 and expires March 31, 2012. The monthly lease payment under the extension agreement is $1,715. The lease expense for the year ended April 30, 2011 was $25,729 (2010 - $28,569).

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,448 was made. The monthly lease payment under this agreement is $10,448 plus $9,154 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,898. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,384 (CDN$3,216) plus $3,337 (CDN$3,171) in operating costs. The lease expense net of rental revenue for the year ended April 30, 2011 was $59,792 (2010 - $75,901).

c)

On July 10, 2006, the Company entered into a lease for our head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $87,158 was made. The monthly lease payment under this agreement is $24,559 plus $23,113 in operating costs. On January 11, 2011, the Company entered into a new agreement on this lease, which commences on October 1, 2011, and expires September 30, 2014 for which a deposit of $52,615was made. The monthly lease payment under the agreement is $21,289 plus $20,702 in operating costs. The lease expense net of rental revenue for the year ended April 30, 2011 was $531,550 (2010 - $554,736). Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $7,010 (CDN$ 6,662). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company. The lease expense for the year ended April 30, 2011 was $84,121 (2010 - $84,121).

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $520,889 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 33 months from the date of the agreement.

f)

On July 29, 2010, the Company entered into extension of an existing lease agreement which commenced on August 1, 2010 and expires on July 31, 2011. The monthly lease payment under the new extension agreement is $7,275. The lease expense for the year ended April 30, 2011 was $93,075 (2010 - $109,800).

Total rent expense for the year ended April 30, 2011 was $1,011,913 (2010 - $921,691). Total sublease income for the year ended April 30, 2011 was $223,098 (2010 - $150,727).

The total payable over the term of the agreements for the years ended April 30, are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2012	$84,121	$669,398	$(175,432)	$578,087	$225,719
2013	–	627,578	(73,097)	554,481	–
2014	–	542,594	–	542,594	–
2015	–	182,674	–	182,674	–
	$84,121	$2,022,244	$(248,529)	$1,857,836	$225,719

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 13	Contingent Liability

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

As a result of the Company’s post acquisition activities, the Company incurred restructuring costs of $nil (2010 – $44,912). Restructuring costs were related to employee severance arrangements as a result of the consolidation of administrative, sales, marketing, and research and development departments after the completion of acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. These charges are shown as a separate line item in the consolidated statement of operations.

	Years Ended April 30,
	2011	2010
Balance, beginning of year	$344,433	$475,707
Provision	–	(44,912)
Settlement	(118,714)	(86,362)
Balance, end of year	$225,719	$344,433

Note 15	Gain on Settlement of Debt

During the year ended April 30, 2011, the Company recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of non-core intellectual property rights (having no book value) licensed from an institution in settlement of a $246,715 liability for research fees performed by the institution.

Note 16	Subsequent Events

(a)

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $2.30 (CDN$2.25) per share until June 14, 2013. In connection with the offering, the Company paid an aggregate of $394,533 (CDN$385,361) in cash commissions and issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012.

In addition, all of the outstanding convertible debentures of the Company in the aggregate principal amount of $1,464,800 were converted on the closing of the Offering with a total of 1,332,261 common shares being issued to the holders.

In addition, the Company entered into warrant exercise agreements with two insiders that have agreed to each exercise 833,334 warrants at the original exercise price of $0.90 per share on or before July 29, 2011, prior to the expiry of the warrants on October 29, 2011. In the event that a warrant holder does not exercise all of their respective warrants on or before August 31, 2011, a default amount of $250,000 will be immediately due and payable to the Company by that respective warrant holder, and such default amount will incur interest at the rate of 2% per month (on a pro-rata basis) until the default amount is paid in full.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 16	Subsequent Events – (cont’d)

The Company has agreed to use its best commercially reasonable efforts to file, and keep effective, a resale registration statement with the U.S. Securities and Exchange Commission relating to the securities sold in the private placement.

(b)

On July 25, 2011, the Company granted 201,351 deferred share units to six non-employee directors and two officers and one employee pursuant to its deferred share unit plan. Each deferred share unit provides the holder thereof the right to exchange the unit into one share of common stock of the Company under the terms and conditions of the plan. 77,027 of the deferred share units vest immediately and 124,324 of the deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A.	Controls and Procedures.

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

     In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2011, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Donovan Jones(1) British Columbia, Canada	President, Chief Executive Officer, Director	42	April 24, 2006
David Karp British Columbia, Canada	Chief Financial Officer, Treasurer, Secretary	46	September 7, 2006
Terence Matthews Ontario, Canada	Chairman of the Board, Director	68	August 2, 2007
Owen Matthews(2) British Columbia, Canada	Vice-Chairman of the Board, Director	39	August 2, 2007
Peter Charbonneau(3) Ontario, Canada	Director	57	October 1, 2008
Chris Cooper(2)(3) British Columbia, Canada	Director	41	August 17, 2005
William Jin(3) Ontario, Canada	Director	42	October 1, 2008
Larry Timlick(2) British Columbia, Canada	Director	54	June 17, 2005

(1)	Appointed President and Chief Operating Officer on April 24, 2006, Director on June 1, 2007 and President and Chief Executive Officer on April 30, 2008.
(2)	Member of our Compensation Committee.
(3)	Member of our Audit Committee.

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

     Terence Matthews

     Sir Terence Matthews is our Chairman of the Board and a director of our company. Mr. Matthews is the founder and Chairman of Wesley Clover Corporation, an investment vehicle and holding company. Mr. Matthews has either founded or funded over 80 companies since 1972 including Newbridge Networks, a company he founded in 1986 and which became a leader in the worldwide data networking industry. When France-based Alcatel acquired Newbridge in May 2000, the company employed more than 6,500 employees and recorded FY 1999 revenue of $1.8 billion. In 1972, before launching Newbridge, Mr. Matthews co-founded Mitel, a world leader in the design and manufacture of enterprise communications solutions. Wesley Clover now has interests in a broad range of next-generation technology companies, real estate, hotels and resorts. In addition to being the Chairman of Wesley Clover, Mr. Matthews is also Chairman of a number of private and publicly traded companies including Mitel, March Networks, Bridgewater Systems and Solace Systems and sits as a director on the Boards of several others. Mr. Matthews holds an honours degree in electronics from the University of Wales and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen's Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

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

     Peter Charbonneau

      Mr. Charbonneau is a director of our company. Mr. Charbonneau is a principal of the general partner of SkyPoint Telecom Fund II. Mr. Charbonneau joined the general partner, a venture capital company focused on communications and information technology, in 2001. He also sits on the boards of Mitel Networks Corporation, March Networks Corporation, Teradici Corporation, Trellia Networks Inc., and TrueContext Corporation, as well as, the board of directors and audit committee of CBC/Radio Canada. Prior to Skypoint, Mr. Charbonneau was a senior executive with Newbridge Networks Corporation holding a number of positions including Chief Financial Officer, President and Chief Operating Officer, and Vice-Chairman. He was also a member of the company's board of directors from 1996 until 2000. Mr. Charbonneau is a member of the Institute of Chartered Accountants of Ontario. In June 2003, he was elected a Fellow of the Institute in recognition of his outstanding career achievements and leadership contributions to the community and his profession. He holds a Bachelor of Science from the University of Ottawa and a Master's in Business Administration degree from the Richard Ivey School of Business. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors' Education Program of the Institute of Corporate Directors of Canada.

     Chris Cooper

     Mr. Cooper is a director of our company. Mr. Cooper has 15 years of experience in management and finance in the oil and gas industry starting several junior issuers. Over the past several years, Mr. Cooper has successfully raised over $120 million primarily through brokered and non-brokered equity issues as well as debt financing. Currently, Mr. Cooper is the President, Chief Executive Officer and founder of Aroway Energy Inc., a junior oil and gas issuer. Mr. Cooper received his Bachelor of Business Administration from Hofstra University and his Master’s in Business Administration from Dowling College, both in New York State.

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

     Larry Timlick

     Mr. Timlick is a director of our company. Mr. Timlick has extensive knowledge of the enterprise and service provider markets with over 24 years of technical sales and management experience and has been a director of our company since June 2005. Mr. Timlick has been Vice President of Corporate Planning since November 2006 for the Kingsway Group of Companies, a corporate vehicle for real estate investments. Mr. Timlick acted as interim President of our company between June 2005 and August 2005. Between 1991 and 2004, Mr. Timlick was with Cisco Systems Canada. While with Cisco Systems Canada, Mr. Timlick was responsible for developing a sales region for TELUS, a major telecommunications carrier in Canada, which was named Region of the Year, Americas International in FY 2004. Mr. Timlick gained many accomplishments with Cisco Systems including: Top Americas International Performer – Regional Manager FY 2000; Highest Regional Percentage of Goal – Americas International FY 2000; Top Canadian Regional Performance FY 2001 – Western Region Service Providers; and Top Customer Satisfaction Americas International FY 2002. As the first Cisco Systems employee in Western Canada, Mr. Timlick expanded the business and opened offices in Vancouver, Calgary, Edmonton, Regina and Winnipeg. Mr. Timlick has also held management positions with AT&T Canada and Telex/Tulsa Computer Products. Mr. Timlick is also a director of Kensington Court Ventures Inc., a publicly traded investment vehicle.

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

     Peter Charbonneau was a director of Trellia Networks Inc. from May 2006 to present. On November 24, 2010, Trellia Networks Inc. filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act. On January 14, 2011, the proposal was filed and was subsequently accepted by creditors on February 3, 2011, with court approval on February 10, 2011. The company disbursed all amounts on March 21, 2011 and successfully exited the bankruptcy process.

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

     Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended April 30, 2011 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Terence Matthews	1(1)	1	Nil
David Karp	3(1)	3	Nil
Donovan Jones	5(1)	10	Nil

(1)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Audit Committee

     The Audit Committee was formed in September 2007. During the year ended April 30, 2011, the Audit Committee held four meetings. The Audit Committee currently consists of Peter Charbonneau, Chris Cooper and William Jin. Mr. Cooper acts as the Audit Committee Chairman. Messrs. Charbonneau, Cooper and Jin are also non-employee directors of our company. Messrs. Charbonneau, Cooper and Jin are considered independent directors as defined by Rule 5605 (a)(2) of the NASDAQ Listing Rules and National Instrument 52-110, adopted by various Canadian securities commissions. Each of the members of the Audit Committee are financially literate as defined by National Instrument 52-110. For a description of Messrs. Charbonneau, Cooper and Jin’s education and experience, see Item 10 of this annual report under section entitled “Business Experience”.

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

     The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2011; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2011, who we will collectively refer to as our “named executive officers”, of our company for the years ended April 30, 2011 and 2010, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Other Annual Compen- sation ($)(3)	Total ($)
Donovan Jones President, Chief Executive Officer and Director	2011 2010	295,687 279,466	121,823 46,671	293,998 96,774	Nil Nil	27,258 25,762	738,767 448,673
David Karp Chief Financial Officer, Treasurer and Secretary	2011 2010	186,064 159,055	55,296 25,202	82,541 48,387	Nil Nil	11,282 10,096	335,183 242,740
Todd Carothers(4) VP, Product Management	2011 2010	175,000 137,621	1,417 Nil	Nil Nil	30,554 52,996	Nil Nil	206,971 190,617
Jim O’Brien Director, NCG Customer Engineering	2011 2010	147,200 148,342	4,573 Nil	Nil Nil	5,730 4,652	Nil Nil	157,503 152,994
Michael Hryb VP, Carrier Sales	2011 2010	120,882 114,251	21,595 47,497	Nil Nil	16,048 8,833	Nil Nil	158,525 173,445

(1)	The amount in this column reflects the grant date fair value of the deferred share units granted to named executive officers in each fiscal year listed. For a description of the methodology and assumptions used in valuing the deferred share units granted to our officers and directors during the year ended April 30, 2011, please review Note 8 to the financial statements included herein.

(2)	For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended April 30, 2011, please review Note 8 to the financial statements included herein.

(3)	The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.

(4)	Mr. Carothers was not employed by our company between July 30, 2009 and October 11, 2009.

Employment Agreements with Named Executive Officers

     Donovan Jones entered into an employment agreement with our company dated September 13, 2007, as amended, whereby we pay to Mr. Jones CDN$299,400 per year. In addition, Mr. Jones may earn a bonus of up to 12.5% of his annual salary per fiscal quarter based upon the achievement of pre-determined objectives. Mr. Jones is also entitled to a monthly expense allowance of CDN$2,000. If Mr. Jones’ employment agreement is terminated without cause, or there is a change of control (to the extent of at least 40.01% of the equity of our company), we, or Mr. Jones may, without cause, terminate his employment upon 6 months' written notice to our company. Following such notice, we will pay to Mr. Jones (i) CDN$675,000 (in addition to any applicable bonus and/or incentive in respect of the last pay periods in which such bonus and/or incentive has not yet been awarded with objectives being considered fully met); (ii) extended medical and dental insurance coverage for a period of 24 months from termination; and (iii) all options and deferred share units, which have not vested shall immediately vest and become exercisable.

     David Karp entered into an employment agreement with our company dated September 11, 2006, as amended, whereby we appointed Mr. Karp our Chief Financial Officer. Mr. Karp’s current annual salary is CDN$194,400. In addition, Mr. Karp may earn a bonus of up to 30% of his salary based upon the achievement of pre-determined objectives. Mr. Karp is also entitled to a monthly expense allowance of CDN$800. If we terminate the agreement for any reason other than for cause, we are required to pay Mr. Karp a sum equal to CDN$120,000, plus any monthly allowance, in addition to any applicable bonus or compensation as set out in the Employment Agreement. In addition, for each year of employment, our company is required to pay Mr. Karp an amount equal to one month of his total compensation, including his monthly expense allowance, for each year of employment, with partial years pro-rated. In addition, 1/24th of the number of stock options granted, multiplied by the number of months Mr. Karp is employed with us from the date of each respective grant, is immediately vested and exercisable. In the event of a change of control or greater than 50.01% of the issued and outstanding common shares of our company, all stock options and deferred share units granted to Mr. Karp will become immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year End

     The following table summarizes the outstanding equity awards held by each named executive officer of our company as of April 30, 2011. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. The deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Donovan Jones	300,000 (1)	300,000 (1)	—	$0.62	April 17, 2014	107,527(14) 100,000 (15) 70,741(16)	$221,505 $206,000 $145,726	—	—
David Karp	240,000(2) 43,750(3) 125,000(4)	— 31,250(3) 125,000(4)	— — —	$2.15 $0.44 $0.62	September 7, 2016 December 15,2013 April 17, 2014	53,763(17) 50,000(18) 22,026(19)	$110,752 $103,000 $45,374	—	—
Michael Hryb	28,333(5) 15,079(6) 8,333(7)	11,667(5) 9,921(6) 16,667(7)	— — —	$0.47 $0.44 $0.60	June 3, 2013 December 15, 2013 December 14, 2014	—	—	—	—

	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jim O’Brien	14,555(8) 20,417(9) 333(10) —	— 14,583(9) 667(10) 35,000(11)	— — — —	$0.47 $0.44 $0.60 $1.90	February 2, 2013 December 15, 2013 December 14, 2014 December 14, 2015	—	—	—	—
Todd Carothers	50,000(12) —	100,000(12) 150,000(13)	— —	$0.60 $1.90	December 14, 2014 December 14, 2015	22,026(20)	$45,374	—	—

(1)	Granted on April 17, 2009.
(2)	Granted on September 7, 2006.
(3)	Granted on December 15, 2008.
(4)	Granted on April 17, 2009.
(5)	Granted on June 3, 2008.
(6)	Granted on December 15, 2008.
(7)	Granted on December 14, 2009.
(8)	Granted on February 2, 2008.
(9)	Granted on December 15, 2008.
(10)	Granted on December 14, 2009.
(11)	Granted on December 14, 2010.
(12)	Granted on December 14, 2009.
(13)	Granted on December 14, 2010.
(14)	Granted on December 14, 2009.
(15)	Granted on June 18, 2010.
(16)	Granted on September 27, 2010.
(17)	Granted on December 14, 2009.
(18)	Granted on June 18, 2010.
(19)	Granted on March 9, 2011.
(20)	Granted on March 9, 2011.

Compensation of Directors

     During the fiscal year ended April 30, 2011, we compensated our non-employee directors for their services in fiscal year 2011 according to the following schedule: A retainer of CDN$15,000 for each board member; a retainer of CDN$15,000 for the chairman; a retainer of CDN$5,000 for the audit committee chair; a retainer of CDN$2,500 for the compensation committee chair; and a retainer of CDN$5,000 for each audit committee or compensation committee member. Directors may be paid the retainers in cash, or at the Board’s option, in a form of equity compensation under an existing equity compensation plan of our company. During the fiscal year ended April 30, 2011, we issued 172,500 deferred share units in lieu of cash to our directors.

     Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

     The following table summarizes compensation paid to all of our non-employee directors for the fiscal year ended April 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(9)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk(1)	Nil	29,516	Nil	N/A	N/A	Nil	29,516
Peter Charbonneau(2)	Nil	39,355	Nil	N/A	N/A	Nil	39,355
Chris Cooper(3)	Nil	59,032	Nil	N/A	N/A	Nil	59,032
William Jin(4)	Nil	39,355	Nil	N/A	N/A	Nil	39,355
Terence Matthews(5)	Nil	59,032	Nil	N/A	N/A	Nil	59,032
Owen Matthews(6)	Nil	44,274	Nil	N/A	N/A	Nil	44,274
Greg Pelling(7)	Nil	29,516	Nil	N/A	N/A	Nil	29,516
Larry Timlick(8)	Nil	39,355	Nil	N/A	N/A	Nil	39,355

(1)	Resigned from the Board on March 10, 2011. As at April 30, 2011, Mr. Bruk held an aggregate of 39,194 deferred share units.
(2)	At April 30, 2011, Mr. Charbonneau held an aggregate of 52,258 deferred share units.
(3)	At April 30, 2011, Mr. Cooper held an aggregate of 40,000 stock options and 78,387 deferred share units.
(4)	At April 30, 2011, Mr. Jin held an aggregate of 52,258 deferred share units.
(5)	At April 30, 2011, Mr. Terence Matthews held an aggregate of 18,000 stock options and 78,387 deferred share units.
(6)	At April 30, 2011, Mr. Owen Matthews held an aggregate of 58,790 deferred share units.
(7)	Resigned from the Board on March 10, 2011. As at April 30, 2011, Mr. Pelling held an aggregate of 39,194 deferred share units.
(8)	At April 30, 2011, Mr. Timlick held an aggregate of 40,000 stock options and 52,258 deferred share units.
(9)	Represents value on grant date of vested deferred share units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 25, 2011, by each person who is known by us to beneficially own more than 5% of our shares of common stock, by each of our officers and directors and by all of our officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of July 25, 2011, we had 37,961,481 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Terence Matthews 350 Legget Drive, P.O. Box 13089 Kanata, Ontario	8,745,628 (3)	22.5%
Covington Venture Fund Inc. 87 Front St. East Suite 400, Toronto, Ontario Canada, M5E 1B8	5,640,241 (4)	14.5%
Steven Bruk 3790 Southridge Avenue West Vancouver, BC, Canada V7V 3J1	3,270,518 (5)	8.6%
Owen Matthews Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	2,348,419	6.2%
Donovan Jones Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	940,706 (6)	2.4%
David Karp Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	507,095 (7)	1.3%
Chris Cooper 1910-1055 West Hastings Street, Vancouver, British Columbia Canada V6E 2E9	118,760 (8)	**
Larry Timlick Suite 300, One Bentall Centre 505 Burrard Street Vancouver, British Columbia Canada, V7X 1M3	80,569 (9)	**
Peter Charbonneau Tower B, 830 – 555 Legget Drive Ottawa, Ontario Canada K2K 2X3	63,069(10)	**
William Jin 200 Front Street West, Suite 3003 P.O. Box 10 Toronto, Ontario Canada M5V 3K2	63,069 (11)	**
Directors and Executive Officers as a Group	16,137,883	42.5%

**	Less than 1%
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

(2)

Percentage based on 37,961,481 shares of common stock outstanding on July 25, 2011, including shares of common stock subject to options, deferred share units, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 25, 2011 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)

Includes 7,799,691 shares of common stock held by Wesley Clover Corporation. Also includes shares subject to stock options of a total of 18,000 shares of common stock issued on August 2, 2007 and held by Mr. Matthews that are vested and are exercisable at a price of $2.00 per common share, expiring between October 1, 2012 and February 28, 2015. Also includes 833,334 warrants held by Wesley Clover Corporation, each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $0.90 per share on or before October 29, 2011. Also includes 94,603 shares subject to deferred share units.

(4)

Includes 833,334 warrants held by Covington Venture Fund Inc., each warrant of which entitles the holder to purchase one share of common stock at the exercise price of $0.90 per share on or before October 29, 2011.

(5)

Includes 146,000 shares of common stock held by the spouse of Mr. Bruk and 2,974,050 shares of common stock held by KMB Trac Two Holdings Ltd. (“KMB”). Mr. Bruk’s spouse is the sole shareholder of KMB.

(6)

Includes 362,500 shares of common stock subject to vested stock options of a total of 600,000 shares of common stock subject to stock options and held by Mr. Jones that are exercisable within 60 days of July 25, 2011, issued on April 17, 2009 that are exercisable at a price of $0.62 per share, expiring on April 17, 2014 . Also includes 516,355 shares of a total of 761,290 shares subject to deferred share units.

(7)

Includes 442,604 shares of common stock subject to vested stock options of a total of 565,000 shares of common stock subject to stock options and held by Mr. Karp that will be vested within 60 days of July 25, 2011, including 240,000 stock options issued on September 7, 2006 that are exercisable at a price of $2.15 per share, expiring on September 7, 2016, 51,562 stock options issued on December 15, 2008 that are exercisable at a price of $0.44 per share, expiring on December 15, 2013, and 151,042 stock options issued on April 17, 2009 that are exercisable at a price of $0.62 per share, expiring on April 17, 2014. Also includes 43,548 shares of a total of 152,671 shares subject to deferred share units.

(8)

Includes 40,000 shares of common stock subject to vested stock options issued on December 14, 2010 and held by Mr. Cooper that are vested, and are exercisable at a price of $1.90 per share, expiring on December 14, 2015. Also includes 94,603 shares subject to deferred share units.

(9)

Includes 40,000 shares of common stock subject to vested stock options issued on December 14, 2010 and held by Mr. Timlick that are vested, and are exercisable at a price of $1.90 per share, expiring on December 14, 2015. Also includes 63,069 shares subject to deferred share units.

(10)	Mr. Charbonneau is a principal of the general partner of Skypoint Telecom Fund II, which holds 1,807,692 shares of common stock. Represents 63,069 shares subject to deferred share units.
(11)

Mr. Jin is senior vice president of Covington Capital, a venture capital company which manages Covington Venture Fund Inc. which holds 4,806,907 shares of common stock and 833,334 warrants, each warrant of which entitles Covington Venture Fund Inc. to purchase one common share at the exercise price of $0.90 per share on or before October 31, 2011. Represents 63,069 shares subject to deferred share units.

Changes in Control

     As of July 25, 2011, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transaction with related persons, promoters and certain control persons

     No director, nominee, executive officer, principal shareholder holding at least 5% of our shares of common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, since May 1, 2010, the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years other than the following:

     Our chairman of our board is the chairman and founding shareholder of Mitel Networks Corporation. NewHeights Software Corporation entered into a distribution agreement with Mitel on June 15, 2004 and amended such agreement on August 7, 2007. NewHeights was acquired by our company on August 2, 2007 and was amalgamated on February 5, 2008 with our company’s wholly-owned subsidiary, CounterPath Solutions R&D Inc. under the name CounterPath Technologies Inc. Under the terms of the distribution agreement, we earn a specified fee from Mitel based on the number of product licenses sold to Mitel. Our software revenue for the year ended April 30, 2010, pursuant to the terms of these agreements, was $525,968 (2010 - $560,636). On July 31, 2008 we entered into a source code license agreement whereby we licensed to Mitel the source code for our Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees per copy deployed to be paid by Mitel over four years and declining from $13.50 to $9.00 per copy after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property.

     In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation, a company controlled by the chairman of the board of our company, purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $0.90 for a period of two years from the closing of the private placement.

     In connection with a non-brokered private placement which closed on October 29, 2010, our company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover, a company controlled by the chairman of the board of our company. The debenture is convertible by the holder at any time prior to maturity, in whole or in part into common shares of our company at a conversion price of $1.37 per share. The convertible debenture is unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. During the year ended April 30, 2011, our company paid interest of $7,381 to Wesley Clover towards interest on convertible debentures.

     In connection with a private placement on June 14, 2011, the Wesley Clover agreed to convert all of their outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock concurrent with the closing of the private placement. In addition, Wesley Clover and another insider agreed to each exercise 833,334 warrants at the original exercise price of $0.90 per share on or before July 29, 2011, prior to the expiry of the warrants on October 29, 2011. In the event that a warrant holder does not exercise all of their respective warrants on or before August 31, 2011, a default amount of $250,000 will be immediately due and payable to us by that respective warrant holder, and such default amount will incur interest at the rate of 2% per month (on a pro-rata basis) until the default amount is paid in full.

Director Independence

     We currently act with seven directors, consisting of Donovan Jones, Terrence Mathews, Owen Matthews, Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin. We have determined that Chris Cooper, Larry Timlick, Peter Charbonneau and William Jin are independent directors as defined by Rule 5605 (a)(2) of the Nasdaq Listing Rules and National Instrument 52-110, adopted by various Canadian securities commissions.

Item 14.	Principal Accountant Fees and Services.

     Audit fees and other services provided by our independent registered public accounting firms, BDO Canada LLP for the years ended April 30, 2011 and 2010, were as follows:

	2011	2010
Audit Fees	$151,854	$132,196
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$151,854	$132,196

Audit Fees

     This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with Securities and Exchange filings including the Form S-8 and Form S-8/A in respect of registration of common shares of our company pursuant to our Employee Share Purchase Plan and the 2004 Stock Option Plan and the Amended and Restated 2005 Stock Option Plan during the year ended April 30, 2010.

Audit Related Fees

     There were no audit related fees paid to BDO Canada LLP, for our fiscal years ended April 30, 2011 and April 30, 2010.

Tax Fees

     This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

     There were no fees paid to BDO Canada LLP, that are not covered under the headings set out above for our fiscal years ended April 30, 2011 and April 30, 2010.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

The following documents are filed as part of this report:

(a)(1)	Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations and Comprehensive Loss;

4.	Consolidated Statements of Cash Flows;

5.	Consolidated Statement of Changes in Stockholders’ Equity; and

6.	Notes to the Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:
None.
(a)(3)	Exhibits:
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).
3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).
3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).
3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).
(4)	Instruments defining the rights of security holders, including indentures
4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

(10)	Material Contracts
10.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
10.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
10.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
10.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).
10.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
10.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).
10.7	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).
10.8	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).
10.9	Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).
10.10	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).
10.11	2005 Amended and Restated Stock Option Plan effective January 10, 2006 (incorporated by reference from our Post-Effective Amendment No.1 to the Registration Statement on Form S-8 filed on January 30, 2009).
10.15	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).
10.16	Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).
10.17	Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).
10.18	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).
10.19	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.20	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).
10.21	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).
14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).
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
Date: July 26, 2011

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 26, 2011

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 26, 2011
Director
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 26, 2011
Secretary
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 26, 2011

/s/ Peter Charbonneau
Peter Charbonneau	Director	July 26, 2011

/s/ Chris Cooper
Chris Cooper	Director	July 26, 2011

/s/ William Jin
William Jin	Director	July 26, 2011

/s/ Larry Timlick
Larry Timlick	Director	July 26, 2011