Form 10-Q
period 2011-07-31
COUNTERPATH CORP
filed 2011-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,751,949 shares of common stock issued and outstanding as of September 13, 2011.

COUNTERPATH CORPORATION
JULY 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2011 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash	$7,229,474	$1,707,397
Accounts receivable (net of allowance for doubtful accounts of $101,293 and $49,883, respectively)	2,420,610	3,018,188
Prepaid expenses and deposits	85,223	110,412
Total current assets	9,735,307	4,835,997

Deposits	159,813	159,433
Equipment	35,695	59,574
Intangible assets (net of accumulated amortization of $5,384,450 and $5,103,570, respectively) – Note 2(d)	571,106	859,664
Goodwill – Note 2(d)	9,194,383	9,247,993
Other assets	48,371	48,308
Total Assets	$19,744,675	$15,210,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,943,410	$2,340,897
Derivative Liability – Note 6	1,165,427	–
Unearned revenue	770,374	958,626
Customer deposits	2,083	2,018
Accrued warranty	123,901	146,868
Total current liabilities	4,005,195	3,448,409

Deferred lease inducements	1,847	2,474
Convertible debentures – Note 4	–	1,305,002
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,105,617	4,854,460

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2011 – 1; April 30, 2011 – 1	–	–
Common stock, $0.001 par value – Note 6 Authorized: 83,076,900 Issued and outstanding: July 31, 2011 – 38,794,815; April 30, 2011 – 33,440,106	38,795	33,440
Additional paid-in capital	59,670,570	53,420,601
Accumulated deficit	(44,249,128)	(43,323,410)
Accumulated other comprehensive income – currency translation adjustment	178,821	225,878
Total stockholders’ equity	15,639,058	10,356,509
Liabilities and Stockholders’ Equity	$19,744,675	$15,210,969

Going concern – Note 2
Commitments – Note 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2011	2010
Revenue – Note 7:
Software	$1,584,051	$1,819,152
Service	1,174,683	400,433
Total revenue	2,758,734	2,219,585
Operating expenses:
Cost of sales (includes depreciation of $6,181(2010 – $3,994) and amortization of intangible assets of $280,880 (2010 – $208,473) – Note 2(e))	860,145	748,862
Sales and marketing	822,034	865,683
Research and development	992,511	1,063,647
General and administrative	1,034,274	995,462
Total operating expenses	3,708,964	3,673,654
Loss from operations	(950,230)	(1,454,069)
Interest and other income (expense), net:
Interest and other income	49,353	52,079
Interest expense	(171,242)	(221)
Change in fair value of derivative liability – Note 6	145,714	–
Foreign exchange loss	687	(28,046)
Net loss for the period	$(925,718)	$(1,430,257)

Other comprehensive income (loss):
Foreign currency translation adjustments	(47,057)	(217,009)
Comprehensive income (loss)	$(972,775)	$(1,647,266)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:	35,831,910	33,066,204

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(925,718)	$(1,430,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,841	34,509
Amortization of intangible assets	280,880	208,473
Stock-based compensation	244,261	300,485
Share purchase warrants	–	136,934
Shares issued as part of share purchase plan	–	7,941
Change in fair value of derivative liability	(145,714)	–
Foreign exchange loss	(687)	28,046
Accretion of debenture discount	159,798	–
Changes in assets and liabilities:
Accounts receivable	599,061	(116,599)
Other current assets	24,927	78,323
Decrease in other assets	(29,229)	(7,117)
Accounts payable and accrued liabilities	(387,661)	(132,963)
Unearned revenue	(188,252)	70,987
Customer deposits	65	(3,109)
Accrued warranty	(22,967)	5,848
Net cash used in operating activities	(360,395)	(818,499)

Cash flows from investing activities:
Purchase of equipment	(671)	(28,457)
Deposits	(1,021)	661
Net cash used in investing activities	(1,692)	(27,796)

Cash flows from financing activities:
Common stock issued, net of transaction costs	5,857,404	15,802
Convertible debentures issued	–	483,300
Net cash provided by financing activities	5,857,404	499,102

Foreign exchange effect on cash	26,760	369

Increase (decrease) in cash	5,522,077	(346,824)

Cash, beginning of the period	1,707,397	1,556,813
Cash, end of the period	$7,229,474	$1,209,989

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,297	$221
Non cash transactions – Note 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income	Total
Balance, May 1, 2011	33,439,906	$33,440	1	$–	$53,420,601	$(43,323,410)	$225,878	$10,356,509

Shares issued:
Private Placements	3,145,800	3,146	–	–	5,633,024	–	–	5,636,170
Less: Proceeds allocated to warrants (Note 6)	–	–	–	–	(1,311,141)	–	–	(1,311,141)
Less: Share issue costs	–	–	–	–	(551,083)	–	–	(551,083)
Issued on conversion of debentures	1,332,261	1,332	–	–	1,463,468	–	–	1,464,800
Shares issued on exercise of warrants	833,334	833	–	–	749,167	–	–	750,000
Exercise of stock options	43,514	44	–	–	22,273	–	–	22,317
Stock based compensation (Note 6)	–	–	–	–	244,261	–	–	244,261
Net loss for the period	–	–	–	–	–	(925,718)	–	(925,718)
Foreign currency translation adjustment	–	–	–	–	–	–	(47,057)	(47,057)
Balance, July 31, 2011 (Unaudited)	38,794,815	$38,795	1	$–	$59,670,570	$(44,249,128)	$178,821	$15,639,058

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
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
July 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2011, the Company has not yet achieved profitable operations and had an accumulated deficit of $44,249,128 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $12-$14 million to fund ongoing operations and working capital requirements through July 31, 2012. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, such as the private placement discussed in Note 6, and to increase revenues and decrease costs from operations.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware, BridgePort Networks (Europe) Ltd. Incorporated in the United Kingdom, and 6789722 Canada Inc., incorporated under the Canada Business Corporations Act. The results of NewHeights Software Corporation (which subsequently merged with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter- company transactions and balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2011 annual consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

c)	New Accounting Pronouncements

In September 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The adoption of this standard did not have a material impact on the Company's financial statements.

In September 2009, FASB’s Emerging Issues Task Force issued ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-14 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The adoption of ASU 2009-14 did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of ASC 2010-13 did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition— Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for the Company in fiscal 2012 and should be applied prospectively. The adoption of ASU 2010-17 did not have a material impact on the Company's financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the pending adoption of ASU 2011-04 on its consolidated financial statements.

In June 2011 the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have any impact on its consolidated financial statements.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2011 was $7,014,716 (CDN$6,704,947) (April 30, 2011 - $7,055,616) and $2,179,667 (CDN$2,083,752) (April 30, 2011 - $2,192,377), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2011 and 2010.

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

A summary of the Company’s intangible assets, net, at July 31, 2011 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,315,726	$4,217,784	$1,888,658	$209,284
Customer assets	2,744,516	1,166,666	1,216,028	361,822
Intangible assets	$9,060,242	$5,384,450	$3,104,686	$571,106

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three months ended July 31, 2011, pursuant to the terms of these agreements, was $108,642 (2010 - $152,745), respectively. As at July 31, 2011, the Company had an accounts receivable balance from Mitel of $82,431 (April 30, 2011 - $176,162).

During the three months ended July 31, 2011, the Company through its wholly owned subsidiary, FirstHand Technologies Inc., paid $21,030 (2010 - $19,365) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a private placement on June 14, 2011, Wesley Clover converted all of their outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock concurrent with the closing of the private placement. In addition, the Company entered into a warrant exercise agreement with Wesley Clover to exercise 833,334 warrants at an exercise price of $0.90 per share Wesley Clover acquired on October 29, 2009, on or before July 30, 2011, prior to the expiry of the warrants on October 29, 2011. Subsequent to year end, Wesley Clover exercised 833,334 warrants at the original exercise price of $0.90 per share (Note 11).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 4	Convertible Debentures

On July 30, 2010 and October 29, 2010, the Company issued two convertible debentures in the principal amounts of $483,300 and $490,750, respectively, to an investor. The debentures were convertible by the holder, at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.00 per share. On October 29, 2010, the Company issued a third convertible debenture in the principal amount of $490,750 to a company controlled by the Chairman of the Company. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The three convertible debentures were unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 4	Convertible Debentures – (cont’d)

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” The Company determined that the convertible debentures issued on October 29, 2010 contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represent a discount on the debt financing which is accreted to income over the term of the debt. During the year ended April 30, 2011, the Company accreted $55,738 by way of discount on the debentures issued.

The convertible debentures issued on July 30, 2010 did not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was equal to or less than the initial conversion price.

On June 14, 2011 all the outstanding convertible debentures of the Company in the aggregate principal amount of $1,464,800 were converted with a total of 1,332,261 common shares being issued to the holders. In addition, the Company accreted $159,798 by way of discount on the debentures issued.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock

Private Placement

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012. In addition, the Company incurred $551,083 in share issue costs.

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three month period ended July 31, 2011 and 2010 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options - (cont’d)

The weighted-average fair value of options granted during the three months ended July 31, 2011 was not applicable as no options were granted (2010 - $0.66). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months	Three Months
	Ended	Ended
	July 31, 2011	July 31, 2010
Risk-free interest rate	n/a	1.60%
Expected volatility	n/a	84.7%
Expected term	n/a	3.7 yrs
Dividend yield	n/a	0%
Weighted average fair value	n/a	$0.66

The following is a summary of the status of the Company’s stock options as of July 31, 2011 and the stock option activity during the three months ended July 31, 2011:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2011	3,607,663	$0.97
Exercised	(43,514)	$0.51
Forfeited/Cancelled	(268,386)	$1.89
Expired	(200)	$0.47
Outstanding at July 31, 2011	3,295,563	$0.90

Exercisable at July 31, 2011	1,998,657	$0.78
Exercisable at April 30, 2011	1,930,647	$0.78

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2011:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	445,258	$663,434	December 15, 2013	281,685	$419,711
$0.47	738,513	1,078,229	September 22, 2011 to September 26, 2016	724,302	1,057,481
$0.60	466,792	620,833	December 14, 2014	193,108	256,834
$0.62	850,000	1,113,500	April 17, 2014	478,125	626,344
$1.90	435,000	13,050	March 8, 2015	63,437	1,903
			October 1, 2012 to February 28,
$2.00	18,000	–	2015	18,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	102,000	–	March 10, 2016	–	–
July 31, 2011	3,295,563	$3,489,046		1,998,657	$2,362,273

April 30, 2011	3,607,663	$3,984,765		1,930,647	$2,485,779

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.93 per share as of July 31, 2011 (April 30, 2011 – $2.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2011 was 1,740,657 (April 30, 2011 – 1,690,647). The total intrinsic value of options exercised during the three months ended July 31, 2011 was $61,665 (2010 –$nil). The grant date fair value of options vested during the three months ended July 31, 2011 was $112,474 (2010 – $119,866).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2011.

		Weighted Average
		Grant Date Fair
	Number of Options	Value
Non-vested options at April 30, 2011	1,677,016	$0.69
Vested	(180,110)	$0.36
Cancelled/Forfeited	(200,000)	$1.13
Non-vested options at July 31, 2011	1,296,906	$0.38

As of July 31, 2011 there was $716,452 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.88 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended
	July 31,
	2011	2010

Cost of sales	$9,044	$6,751
Sales and marketing	8,966	23,029
Research and development	10,050	8,460
General and administrative	30,878	66,537
Total stock-based compensation	$58,938	$104,777

Warrants

During the three months ended July 31, 2011, on June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s U.S. Dollar functional currency. The fair value of the derivative liability is revalued at the end of each reporting period, and the change in fair value of the derivative liability is recorded as a gain or loss in the Company’s consolidated statements of operations.

The warrant liability is accounted for at its fair value as follows:

	Three Months Ended
	July 31,
	2011	2010
Fair value of warrant liability, at issuance	$1,311,141	$–
Change in fair value of warrant liability for the period	(145,714)	–
Fair value of warrant liability at July 31, 2011	$1,165,427	$–

The Company used the Binomial method to estimate the fair value of the warrants with the following assumptions:

		As at the date of
	As at	issuance
	July 31, 2011	June 14, 2011
Risk-free interest rate	1.39%	1.60%
Expected volatility	70%	70%
Expected term	1.33 years to 1.83 years	1.5 years to 2 years
Dividend yield	0%	0%

The warrant liability is revalued at the end of each reporting period with the change in the fair value of the derivative liability recorded as a gain or loss in the Company’s Consolidated statement of operations. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

At the time of the private placement offering, the Company allocated the proceeds to each of the common shares and the one-half of one common share purchase warrants. Because the warrants were classified as liability and are subsequently marked to fair value through earnings in each reporting period, the Company allocated the proceeds of $1,311,141 to the warrants at inception with the residual proceeds of $3,773,946 allocated to common stock.

During the three months ended July 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended July 31, 2010 was $136,934.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of July 31, 2011:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012
Granted	1,793,106	$2.19	December 14, 2012 to June 14, 2013
Exercised	(833,334)	$0.90	October 29, 2011
Warrants at July 31, 2011	3,626,439	$1.70	October 29, 2011 to June 14, 2013

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing at market price up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2011, a total of 541,089 (April 30, 2011-556,401) shares were available for issuance under the ESPP. During the three months ended July 31, 2011, 15,312 shares (April 30, 2011-55,571) were sold or issued to employees under the ESPP.

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

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2011, 201,351 deferred share units were issued under the DSUP, of which 108,108 were granted to officers or employees and 93,243 were granted to non-employee directors. As of July 31, 2011, a total of 411,936 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2011, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2011	1,386,713	$0.83
Granted	201,351	$1.85
Conversions	–	–
DSU’s outstanding at July 31, 2011	1,588,064	$0.85

The following table summarizes information regarding the non-vested deferred share units outstanding as of July 31, 2011:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2011	426,083	$0.89
Granted	201,351	$1.85
Vested	(127,027)	$1.52
Non-vested DSU’s at July 31, 2011	500,407	$1.12

As of July 31, 2011 there was $496,636 (2010 – $248,192) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.47 years (2010 – 2.66 years).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended
	July 31,
	2011	2010
General and administrative	$185,323	$195,708
Total deferred share unit-based compensation	$185,323	$195,708

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2011 and 2010:

	Three Months Ended
	July 31,
	2011	2010
North America	$1,603,753	$1,377,595
Europe	847,033	619,630
Asia and Africa	219,198	118,405
Latin America	88,750	103,955
	$2,758,734	$2,219,585

Contained within the results of North America for the three months ended July 31, 2011 are revenues from the United States of $951,087 (2010 - $1,172,545) and from Canada of $652,666 (2010 - $205,050).

Contained within the results of Europe for the three months ended July 31, 2011 are revenues from the United Kingdom of $379,940 (2010 - $408,413), from Germany of $102,566 (2010 - $50,686), from France of $96,840 (2010 - $7,527), from the Netherlands of $93,973 (2010 - $14,087), and from Iceland of $30,934 (2010 - $20,704).

Contained within the results of Asia and Africa for the three months ended July 31, 2011 are revenues from South Africa of $72,974 (2010 - $27,387), from Thailand of $33,008 (2010 - $nil), from Australia $22,270 (2010 - $22,681), and from China of $20,974 (2010 - $39,543).

Contained within the results of Latin America for the three months ended July 31, 2011 are revenues from Brazil of $32,813 (2010 - $14,940), from Colombia of $19,192 (2010 - $11,511), and from Mexico of $14,115 (2010 - $38,071).

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2011	April 30, 2011
Canada	$9,830,664	$10,190,468
United States	18,891	25,071
	$9,849,555	$10,215,539

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 7	Segmented Information – (cont’d)

Revenue from significant customers for the three months ended July 31, 2011 and 2010 is summarized as follows:

	Three Months Ended
	July 31,
	2011	2010
Customer A	15%	-%
Customer B	4%	21%
Customer C	8%	15%
	27%	36%

Accounts receivable balances for Customer A were $361,600 as at July 31, 2011 (April 30, 2011 - $881,400).
Accounts receivable balances for Customer B were $71,000 as at July 31, 2011 (April 30, 2011 - $93,837).
Accounts receivable balances for Customer C were $187,183 as at July 31, 2011 (April 30, 2011 - $311,100).

Note 8	Commitments

a)

On December 30, 2010, the Company entered into an extension agreement on an existing lease, which commenced on April 1, 2011 and expires March 31, 2012. The monthly lease payment under the extension agreement is $1,667. The lease expense for the months ended July 31, 2011 was $5,001 (2010 - $7,017).

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,387 was made. The monthly lease payment under this agreement is $10,387 plus $9,102 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,852. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,364 (CDN$3,216) plus $3,318 (CDN$3,171) in operating costs. The lease expense net of rental revenue for the three months ended July 31, 2011 was $14,865 (2010 - $14,865).

c)

On July 10, 2006, the Company entered into a lease for its head office premises of 15,559 square feet, which commenced on December 1, 2006 and expires on September 29, 2011 for which a deposit of $86,652 was made. The monthly lease payment under this agreement is $24,417 plus $22,979 in operating costs. On January 11, 2011, the Company entered into a new agreement on this lease, which commences on October 1, 2011, and expires September 30, 2014 for which a deposit of $52,310 was made. The monthly lease payment under the agreement is $21,165 plus $20,581 in operating costs. The lease expense net of rental revenue for the three months ended July 31, 2011 was $142,188 (2010 - $142,188). Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,969 (CDN$6,662). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company. The lease expense for the three months ended July 31, 2011 was $20,907 (2010 - $20,907).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 8	Commitments – (cont’d)

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $517,869 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 33 months from the date of the agreement.

f)

On August 2, 2011, the Company entered into extension of an existing lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700. The lease expense for the three months ended July 31, 2011 was $21,825 (2010 - $27,600).

g)

On July 20, 2011, the Company entered into an agreement for investor relations services which commences on August 1, 2011 and expires on July 31, 2012, where under the Company may terminate the agreement on 30 days’ notice after December 31, 2011. The monthly fee under this agreement is $6,277 (CDN$6,000).

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement	Investor
	Related Party	Party	Income	Leases	Agreement	Relations
2012	$62,725	$510,679	$(130,812)	$442,592	$103,574	$37,662
2013	-	690,940	(72,673)	618,267	86,312	-
2014	-	539,449	-	539,449	-	-
2015	–	181,615	-	181,615	-	-
	$62,725	$1,922,683	$(203,485)	$1,781,923	$189,886	$37,662

Note 9	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the three months ended July 31, 2011 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. The Company did not enter into any forward contracts during the three months ended July 31, 2011.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 10	Subsequent Events

On August 24, 2011, a company controlled by the Chairman of the Company exercised 833,334 warrants at the original price of $0.90 per share of common stock prior to the expiry of the warrants on October 29, 2011. Accordingly, the Company issued 833,334 shares of common stock.

On August 22, 2011, and August 26, 2011, a former consultant of the Company exercised 11,700 and 112,100 options respectively at the exercise price of $0.47 per share of common stock. Accordingly, the Company issued 123,800 shares of common stock.

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

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Our customers include: (1) large incumbent telecommunications service providers, Internet telephony service providers, (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video. Our acquisitions of FirstHand Technologies Inc. and BridgePort Networks, Inc. in February 2008, expanded the product portfolio of our company to include fixed-mobile-convergence applications for the enterprise and telecom service provider markets.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At July 31, 2011 we had a restructuring accrual for severance of $nil.

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

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2011 annual consolidated financial statements.

     Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

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

Stock-Based Compensation

     Stock options granted are accounted for under ASC 718 (prior authoritative literature: SFAS No. 123R) “Share-Based Payment” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2011 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2011, we recorded an expense of $244,261 in connection with share-based payment awards. A future expense of non-vested options of $716,452 is expected to be recognized over a weighted-average period of 2.88 years. A future expense of non-vested deferred share units of $496,636 is expected to be recognized over a weighted-average period of 2.47 years.

     For the three months ended July 31, 2011, the Company used the Binomial method to estimate the fair value of the warrants. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s US Dollar functional currency.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2011, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2011.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the three months ending July 31, 2011 (2010 - $nil).

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

Results of Operations

     Our operating activities during the three months ended July 31, 2011 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2011 and 2010, and as at July 31, 2011 and April 30, 2011 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2011 and 2010 and fiscal year ended April 30, 2011. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended July 31,
	2011			2010
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,758,734	100%		$2,219,585	100%

Non-GAAP operating expenses[1]	3,183,823	115%		3,164,697	143%
Stock-based compensation	244,261	9%		300,485	14%
Amortization of intangible assets	280,880	10%		208,472	9%
GAAP operating expenses	3,708,964	134%		3,673,654	166%

Loss from operations	(950,230)	(34%	)	(1,454,069)	(66%	)
Interest income(expense), net	(121,889)	(4%	)	51,858	2%
Foreign exchange loss	687	-%		(28,046)	(1%	)
Change in fair value of derivative liability	145,714	5%		–	–
Net loss	($925,718)	(33%	)	($1,430,257)	(64%	)

Loss per share	($0.03)			($0.04)

Weighted average common shares outstanding	35,831,910			33,066,204

________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	July 31,	April 30,
Selected Consolidated Balance Sheet Data	2011	2011
Cash	$7,229,474	$1,707,397
Current assets	9,735,307	4,835,997
Current liabilities	4,005,195	3,448,409
Total liabilities	4,105,617	4,854,460
Total assets	$19,744,675	$15,210,969

Revenue

	Three Months Ended July 31,
	2011		2010		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,584,051	57%	$1,819,152	82%	($235,101)	(13%	)
Service	1,174,683	43%	400,433	18%	774,250	193%
Total revenue	$2,758,734	100%	$2,219,585	100%	$539,149	24%

Revenue by Region
International	$1,154,981	42%	$841,990	38%	$312,991	37%
North America	1,603,753	58%	1,377,595	62%	226,158	16%
Total revenue	$2,758,734	100%	$2,219,585	100%	$539,149	24%

     For the three months ended July 31, 2011, we generated $2,758,734 in revenue compared to $2,219,585 for the three months ended July 31, 2010. This represents an increase of $539,149 or 24% from the same period last year. We generated $1,584,051 in software revenue for the three months ended July 31, 2011 compared to $1,819,152 for the three months ended July 31, 2010, representing a decrease of $235,101 or 13%. The decrease in software revenue was primarily due to the decrease in sales of our products to original equipment manufacturers. For the three months ended July 31, 2011, service revenue was $1,174,683 compared to $400,433 for the three months ended July 31, 2010. The increase of $774,250 in service revenue was primarily due to the increase in sales of professional engineering and customization work for both original equipment manufacturers and telecom service providers. The service revenue related to customization is expected to lead to future software revenue as our customers deploy that customized software. International revenue outside of North America increased by 37% during the three months ended July 31, 2011 compared to the three months ended July 31, 2010, due to an overall increase in sales in the period. North American revenue increased by 16%, compared to the three months ended July 31, 2010, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

     Cost of sales for the three months ended July 31, 2011 and 2010 were as follows:

	July 31, 2011		July 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$860,145	31%	$748,862	34%	$111,283	14%

     Cost of sales was $860,145 for the three months ended July 31, 2011 compared to $748,862 for the three months ended July 31, 2010. The increase of $111,283 was primarily attributable to an increase in wages and benefits of approximately $80,000, an increase in amortization of intangible assets of approximately $72,000, partially offset by a decrease of approximately $41,000 of third party software and hardware. Cost of sales for the three months ended July 31, 2011 includes $280,880 ($208,473 – 2010) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

     Sales and marketing expenses for the three months ended July 31, 2011 and 2010 were as follows:

	July 31, 2011		July 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$822,034	30%	$865,683	39%	($43,649)	(5%)

     Sales and marketing expenses were $822,034 for the three months ended July 31, 2011 compared to $865,683 for the three months ended July 31, 2010. The decrease of $43,649 was primarily attributable to a decrease of approximately $64,000 in sales and marketing related wages and commissions as well as a decrease in professional and consulting fees of approximately $22,000, partially offset by an increase of approximately $42,000 in trade shows and other sales promotion related expenses.

Research and Development

     Research and development expenses for the three months ended July 31, 2011 and 2010 were as follows:

	July 31, 2011		July 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$992,511	36%	$1,063,647	48%	($71,136)	(7%)

     Research and development expenses were $992,511 for the three months ended July 31, 2011 compared to $1,063,647 for the three months ended July 31, 2010. The decrease of $71,136 was primarily attributable to a decrease in wages and benefits of approximately $125,000 partially offset by an increase of approximately $55,000 in professional services.

General and Administrative

     General and administrative expenses for the three months ended July 31, 2011 and 2010 were as follows:

	July 31, 2011		July 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,034,274	37%	$995,462	45%	$38,812	4%

     General and administrative expenses were $1,034,274 for the three months ended July 31, 2011 compared to $995,462 for the three months ended July 31, 2010. The increase of $38,812 in general and administrative expenses was primarily attributable to the establishment of a bad debts reserve of approximately $51,000, an increase in travel related costs of approximately $38,000, an increase of approximately $16,000 in communication expenses, an increase of approximately $33,000 in wages, benefits and hiring costs partially offset by a decrease of approximately $18,000 in amortization expense, a decrease of approximately $46,000 in professional services and a decrease of approximately $46,000 in stock based compensation.

Interest and Other Income

     Interest income for the three months ended July 31, 2011 was $49,353 compared to $52,079 for the three months ended July 31, 2010. Interest expense for the three months ended July 31, 2011 was $171,242 compared to $221 for the three months ended July 31, 2010. Interest expense for the three months ended July 31, 2011 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

     Foreign exchange gain for the three months ended July 31, 2011 was $687 compared to a loss of $28,046 for the three months ended July 31, 2010. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of July 31, 2011, we had $7,229,474 in cash compared to $1,707,397 at April 30, 2011, representing an increase of $5,522,077. The increase was attributable to the completion of a private placement discussed below under Financing Activities. Our working capital was $5,730,112 at July 31, 2011 compared to $1,387,588 at April 30, 2011, representing an increase of $4,342,524.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At July 31, 2011, we had cash of approximately $7.2 million and working capital of approximately $5.7 million; however, our management projects that under our current operating plan, we will require approximately $12-$14 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be funded through cash flow generated from operations and working capital, and we may seek additional funding to fund ongoing operating expenses.

Operating Activities

     Our operating activities resulted in a net cash outflow of $360,395 for the three months ended July 31, 2011. This compares to a net cash outflow of $818,499 for the same period last year and represents a decrease of $458,104 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2011 was primarily a result of a net loss of $925,718, a $387,661 decrease in accounts payable, a $188,252 decrease in unearned revenue and a non-cash gain of $145,714 due to the change in fair value of a derivative liability. The net cash outflow was primarily offset by a $599,061 decrease in accounts receivable. The net cash outflow was further offset by adjustments for non-cash expenses including $280,880 for amortization of intangible assets, $244,261 for stock-based compensation and $30,841 for depreciation and amortization.

     The net cash outflow of $818,499 from operating activities for the three months ended July 31, 2010 was primarily a result of a net loss of $1,430,257, a $132,962 decrease in accounts payable and a $116,599 increase in accounts receivable, offset by a $70,987 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $136,934 for a warrant charge, $28,046 for foreign exchange loss, $300,485 for stock-based compensation, $208,473 for amortization of intangible assets, and $34,509 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $1,692 for the three months ended July 31, 2011 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $27,796 for the same period last year from purchases of equipment. At July 31, 2011, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $5,857,404 for the three months ended July 31, 2011 compared to a net cash inflow of $499,102 for the three months ended July 31, 2010.

     On June 14, 2011, we issued 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we paid $394,533 (CDN$385,361) in cash commissions and issued 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of common stock at an exercise price of CDN$1.75 per share until December 14, 2012.

     On July 28, 2011, we issued 833,334 shares of common stock for the exercise of 833,334 warrants at an exercise price of $0.90 for proceeds of $750,000. On August 24, 2011, subsequent to the end of the quarter, we issued 833,334 shares of common stock for the exercise of 833,334 warrants at an exercise price of $0.90 for proceeds of $750,000.

     We may seek additional funding through public or private financings to fund our operations through fiscal 2012 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern. There is no assurance that we will be able to obtain financing on terms deemed acceptable to our company.

Off-Balance Sheet Arrangements

     We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In September 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand along selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and we are required to adopt this guidance in its first quarter of fiscal 2012. The adoption of this standard did not have a material impact on our financial statements.

     In September 2009, FASB’s Emerging Issues Task Force issued ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-14 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and we are required to adopt this guidance in its first quarter of fiscal 2012. The adoption of ASU 2009-14 did not have a material impact on our financial statements.

     In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of ASC 2010-13 did not have a material impact on our financial statements.

     In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of ASU 2010-17 did not have a material impact on our financial statements.

     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of the pending adoption of ASU 2011-04 on our consolidated financial statements.

In June 2011 the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have any impact on its consolidated financial statements.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2011, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected and, as indicated in the audit report included in our annual report on Form 10-K for the year ended April 30, 2011 filed with the SEC on July 26, 2011, raise substantial doubt on our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 39,751,949 shares of common stock that were issued and outstanding as of September 1, 2011, our directors owned approximately 27.7% of our outstanding common stock and had the right to exercise stock options and convert deferred share units to acquire up to an additional 3.0% of our common stock within the next 60 days. Upon completion of the offering, our directors will, in the aggregate, beneficially own approximately 24.6% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

     We do not expect to pay dividends in the foreseeable future.

     We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

     The exercise of all or any number of outstanding warrants or stock options or the issuance of other stock-based awards or any issuance of shares to raise funds may dilute your holding of shares of our common stock.

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their warrants, stock options and deferred share units, then we would be required to issue an additional 7,787,444 shares of our common stock, which would represent approximately 16.4% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock as the holders may sell some or all of the shares of common stock underlying the warrants and stock options into the public market.

     We may in the future grant to certain or all of our directors, officers, insiders, and key employees stock options to purchase the shares of our common stock, bonus shares and other stock based compensation as non-cash incentives to such persons. Subject to applicable stock exchange rules, if any, we may grant these stock options and other stock based compensation at exercise prices equal to or less than market prices, and we may grant them when the market for our securities is depressed. The issuance of any additional shares of common stock or securities convertible into common stock will cause our existing shareholders to experience dilution of their holding of our common stock.

     In addition, shareholders could suffer dilution in their net book value per share depending on the price at which such securities are sold. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares of common stock or a change in the control of our company.

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

We will have an ongoing relationship with our placement agents that may impact our ability to obtain additional capital.

     In connection with the private placement of units which closed on June 14, 2011, we issued to our placement agents warrants to acquire up to 220,206 shares of our common stock. These warrants are exercisable until December 14, 2012 at a price of CDN$1.75 per share. During the term of the warrants, the holders thereof will be given the opportunity to profit from a rise in the market price of our common stock, with a resulting dilution in the interest of our other stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because the holders of these warrants may exercise such warrants when we are attempting to obtain any additional capital in a new offering of securities at a price greater than the exercise price of the warrants. In addition, we agreed not to sell, offer to sell or solicit any offer to buy any securities in a manner that would (i) be integrated with the offer and sale of the 3,145,800 units that we sold on June 14, 2011, and (ii) cause the exemptions and/or exclusions from registration that we relied on in order to sell such units to become unavailable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 25, 2011, we granted 201,351 deferred share units to six non-employee directors and two officers and one employee exchangeable into 201,351 shares of our common stock on a one for one basis pursuant to our Deferred Share Unit Plan. 77,027 of the deferred share units vest immediately and 124,324 of the deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. We issued 16,216 of the deferred share units to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable. We issued 185,135 of the deferred share units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On July 28, 2011, we issued 833,334 shares of common stock on the exercise of 833,334 warrants and received $750,000. The warrants were exercisable at $0.90 per common share. We issued the common shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On August 24, 2011, we issued 833,334 shares of common stock on the exercise of 833,334 warrants and received $750,000. The warrants were exercisable at $0.90 per common share. We issued the common shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.18	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

10.19	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.20	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

10.21	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

10.22	Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (filed herewith).

10.23	Form of Registration Rights Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (filed herewith).

10.24	Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (filed herewith).

10.25	Form of Broker Warrant Certificate issued to National Bank Financial Inc. and Canaccord Genuity Corp. pursuant to the Agency Agreement dated June 14, 2011 (filed herewith).

10.26	Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 14, 2011 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

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
Date: September 14, 2011

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: September 14, 2011