Form 10-Q
period 2011-10-31
COUNTERPATH CORP
filed 2011-12-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,868,297 shares of common stock issued and outstanding as of December 13, 2011.

COUNTERPATH CORPORATION
OCTOBER 31, 2011 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2011 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash	$7,240,634	$1,707,397
Accounts receivable (net of allowance for doubtful accounts of $169,381 and $49,883, respectively)	3,682,969	3,018,188
Prepaid expenses and deposits	80,420	110,412
Total current assets	11,004,023	4,835,997

Deposits	127,618	159,433
Equipment	23,939	59,574
Intangible assets (net of accumulated amortization of $5,384,450 and $5,103,570, respectively) – Note 2(d)	347,178	859,664
Goodwill – Note 2(d)	8,856,910	9,247,993
Other assets	44,800	48,308
Total Assets	$20,404,468	$15,210,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,028,640	$2,340,897
Derivative liability – Note 6	883,413	–
Unearned revenue	919,570	958,626
Customer deposits	2,083	2,018
Accrued warranty	110,072	146,868
Total current liabilities	3,943,778	3,448,409

Deferred lease inducements	21,594	2,474
Convertible debentures – Note 4	–	1,305,002
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,063,947	4,854,460

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: October 31, 2011 – 1; April 30, 2011 – 1	–	–
Common stock, $0.001 par value – Note 6
Authorized: 83,076,900
Issued and outstanding:
October 31, 2011 – 39,868,297; April 30, 2011 – 33,439,906	39,869	33,440
Additional paid-in capital	60,625,733	53,420,601
Accumulated deficit	(44,137,079)	(43,323,410)
Accumulated other comprehensive income (loss) – currency translation adjustment	(188,002)	225,878
Total stockholders’ equity	16,340,521	10,356,509
Liabilities and Stockholders’ Equity	$20,404,468	$15,210,969

Going concern – Note 2
Commitments – Note 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenue – Note 7:
Software	$2,127,860	$1,751,317	$3,711,911	$3,570,469
Service	1,345,993	816,346	2,520,676	1,216,779
Total revenue	3,473,853	2,567,663	6,232,587	4,787,248
Operating expenses:
Cost of sales (includes depreciation of $12,363 (2010 – $9,654) and amortization of intangible assets of $484,174 (2010 – $418,392) – Note 2(d))	648,201	695,822	1,508,346	1,444,684
Sales and marketing	921,232	900,264	1,743,266	1,765,947
Research and development	1,114,017	1,096,115	2,106,528	2,159,762
General and administrative	1,020,033	1,052,099	2,054,307	2,047,561
Total operating expenses	3,703,483	3,744,300	7,412,447	7,417,954
Loss from operations	(229,630)	(1,176,637)	(1,179,860)	(2,630,706)
Interest and other income (expense), net:
Interest and other income	49,483	42,709	98,836	94,788
Interest expense	(442)	(2,532)	(171,684)	(2,753)
Change in fair value of derivative liability – Note 6	282,014	–	427,728	–
Gain on settlement of debt	–	246,715	−	246,715
Foreign exchange gain	10,624	43,746	11,311	15,700
Net income (loss) for the period	$112,049	$(845,999)	$(813,669)	$(2,276,256)

Other comprehensive income (loss):
Foreign currency translation adjustments	(366,823)	16,429	(413,880)	(200,580)
Comprehensive income (loss)	$(254,774)	$(829,570)	$(1,227,549)	$(2,476,836)
Net income (loss) per share:
Basic and diluted	$0.00	$(0.03)	$(0.02)	$(0.07)

Weighted average common shares outstanding:	39,552,114	33,113,474	37,692,012	33,089,839

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(813,669)	$(2,276,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,050	69,311
Amortization of intangible assets	484,174	418,392
Stock-based compensation	374,184	581,784
Share purchase warrants	–	161,710
Shares issued as part of share purchase plan	–	16,647
Change in fair value of derivative liability	(427,728)	–
Foreign exchange loss	(11,311)	(15,700)
Accretion of debenture discount	159,798	–
Changes in assets and liabilities:
Accounts receivable	(661,921)	125,409
Other current assets	24,693	40,473
Decrease in other assets	(25,658)	(7,117)
Accounts payable and accrued liabilities	(265,299)	(80,623)
Unearned revenue	(39,056)	111,551
Customer deposits	65	(3,109)
Accrued warranty	(36,796)	15,362
Net cash used in operating activities	(1,178,474)	(842,166)

Cash flows from investing activities:
Purchase of equipment	(671)	(49,562)
Deposits	(1,004)	665
Net cash used in investing activities	(1,675)	(48,897)

Cash flows from financing activities:
Common stock issued, net of transaction costs	6,683,718	55,433
Convertible debentures issued	–	1,464,800
Net cash provided by financing activities	6,683,718	1,520,233

Foreign exchange effect on cash	29,668	(1,972)

Increase (decrease) in cash	5,533,237	627,198

Cash, beginning of the period	1,707,397	1,556,813
Cash, end of the period	$7,240,634	$2,184,011

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,297	$2,753
Non cash transactions – Note 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance, May 1, 2011	33,439,906	$33,440	1	$–	$53,420,601	$(43,323,410)	$225,878	$10,356,509

Shares issued:
Private placements	3,145,800	3,146	–	–	5,633,024	–	–	5,636,170
Less: Proceeds allocated to warrants
(Note 6)	–	–	–	–	(1,311,141)	–	–	(1,311,141)
Less: Share issue costs	–	–	–	–	(588,592)	–	–	(588,592)
Issued on conversion of debentures	1,332,261	1,332	–	–	1,463,468	–	–	1,464,800
Shares issued on exercise of warrants	1,666,668	1,667	–	–	1,498,334	–	–	1,500,001
Exercise of stock options	283,662	284	–	–	135,856	–	–	136,139
Stock based compensation (Note 6)	–	–	–	–	374,184	–	–	374,184
Net loss for the period	–	–	–	–	–	(813,669)	–	(813,669)
Foreign currency translation adjustment	–	–	–	–	–	–	(413,880)	(413,880)
Balance, October 31, 2011 (Unaudited)	39,868,297	$39,869	1	$–	$60,625,733	$(44,137,079)	$(188,002)	$16,340,521

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
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
October 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2011, the Company has not yet achieved profitable operations and had an accumulated deficit of $44,137,079 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $14-$16 million to fund planned operations and working capital requirements through October 31, 2012. Management expects to fund operations and working capital requirements primarily with revenues, and if necessary, with additional financing such as the private placement completed in June 2011 to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond.

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
October 31, 2011
(Unaudited)

Note 2	Significant Accounting Policies and Going Concern - (cont’d)

	b)	Interim Reporting – (cont’d)

Operating results for the six months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

	c)	New Accounting Pronouncements

In September 2009, the FASB revised the authoritative guidance for revenue recognition for arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. In allocating transaction consideration among the deliverables, the guidance also introduced the concept of using management's best estimate of a stand-alone selling price as an alternate basis for allocation. The guidance is effective in fiscal years beginning on or after June 15, 2010, and the Company is required to adopt this guidance in its first quarter of fiscal 2012. The adoption of this standard did not have a material impact on the Company's financial statements.

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
October 31, 2011
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
October 31, 2011
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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2011 was $6,757,245 (CDN$6,704,947) (April 30, 2011 - $7,055,616) and $2,099,665 (CDN$2,083,752) (April 30, 2011 - $2,192,377), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2011 and 2010.

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

A summary of the Company’s intangible assets, net, at October 31, 2011 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,308,703	$4,318,585	$1,888,658	$101,460
Customer assets	2,730,905	1,269,159	1,216,028	245,718
Intangible assets	$9,039,608	$5,587,744	$3,104,686	$347,178

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and six months ended October 31, 2011, pursuant to the terms of these agreements, was $99,744 and $208,386 (2010 - $109,580 and $262,325), respectively. As at October 31, 2011, the Company had an accounts receivable balance from Mitel of $94,833 (April 30, 2011 - $114,369).

During the three and six months ended October 31, 2011, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $20,141 and $41,171 (2010 - $19,615 and $39,231) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a private placement on June 14, 2011, Wesley Clover, a company controlled by the Chairman of the Company, converted all of their outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock concurrent with the closing of the private placement. On August 24, 2011, Wesley Clover exercised 833,334 warrants at the original exercise price of $0.90 per share (Note 11).

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
October 31, 2011
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
October 31, 2011
(Unaudited)

Note 6	Common Stock

Private Placement

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012. In addition, the Company incurred $588,592 in share issue costs.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the 2010 Stock Option Plan is 6,860,000.

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the six month period ended October 31, 2011 and 2010 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the six months ended October 31, 2011 was not applicable as no options were granted (2010 - $0.66). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended	Six Months Ended
	October 31, 2011	October 31, 2010
Risk-free interest rate	n/a	1.60%
Expected volatility	n/a	84.7%
Expected term	n/a	3.7 yrs
Dividend yield	n/a	0%
Weighted average fair value	n/a	$0.66

The following is a summary of the status of the Company’s stock options as of October 31, 2011 and the stock option activity during the six months ended October 31, 2011:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2011	3,607,663	$0.97
Exercised	(283,662)	$0.48
Forfeited/Cancelled	(301,899)	$1.74
Expired	(5,400)	$0.47
Outstanding at October 31, 2011	3,016,702	$0.94

Exercisable at October 31, 2011	1,905,503	$0.83
Exercisable at April 30, 2011	1,930,647	$0.78

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2011:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	411,008	$558,971	December 15, 2013	284,410	$386,798
$0.47	522,277	694,629	January 1, 2012 to September 26, 2016	519,233	690,580
$0.60	438,417	526,100	December 14, 2014	207,111	248,533
$0.62	850,000	1,003,000	April 17, 2014	531,250	626,875
$1.90	435,000		December 14, 2015	90,623	–
$2.00	18,000	–	October 1, 2012 to February 28, 2015	18,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	102,000	–	March 10, 2016	14,876	–
October 31, 2011	3,016,702	$2,782,700		1,905,503	$1,952,786

April 30, 2011	3,607,663	$3,984,765		1,930,647	$2,485,779

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.80 per share as of October 31, 2011 (April 30, 2011 – $2.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2011 was 1,542,004 (April 30, 2011 – 1,690,647). The total intrinsic value of options exercised during the six months ended October 31, 2011 was $374,468 (2010 – $nil). The grant date fair value of options vested during the six months ended October 31, 2011 was $199,107 (2010 – $119,866).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2011.

		Weighted Average
		Grant Date Fair
	Number of Options	Value
Non-vested options at April 30, 2011	1,677,016	$0.69
Vested	(333,175)	$0.34
Cancelled/Forfeited	(232,642)	$1.03
Non-vested options at October 31, 2011	1,111,199	$0.65

As of October 31, 2011 there was $639,994 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.69 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the six months ended October 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Cost of sales	$8,875	$3,590	$17,919	$10,341
Sales and marketing	26,906	16,450	35,872	39,479
Research and development	8,021	8,091	18,071	16,551
General and administrative	30,521	39,819	61,399	106,356
Total stock-based compensation	$74,323	$67,950	$133,261	$172,727

Warrants

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
October 31, 2011
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

The warrant liability is accounted for at its fair value as follows:

	October 31,	April 30,
	2011	2011
Fair value of warrant liability, at issuance	$1,311,141	$–
Change in fair value of warrant liability for the period	(427,728)	–
Fair value of warrant liability at October 31, 2011	$883,413	$–

The Company used the Binomial method to estimate the fair value of the warrants with the following assumptions:

		As at the date of
	As at	issuance
	October 31, 2011	June 14, 2011
Risk-free interest rate	1.09%	1.60%
Expected volatility	70%	70%
Expected term	1.12 years to 1.62 years	1.5 years to 2 years
Dividend yield	0%	0%

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

During the six months ended October 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 372,222 stock purchase warrants that was charged to revenue during the six months ended October 31, 2010 was $161,710.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of October 31, 2011:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012
Granted	1,793,106	$2.19	December 14, 2012 to June 14, 2013
Exercised	(1,666,668)	$0.90	October 29, 2011
Warrants at October 31, 2011	2,793,105	$1.94	July 30, 2012 to June 14, 2013

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing at market price up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of October 31, 2011, a total of 556,401 (April 30, 2011 − 556,401) shares were available for issuance under the ESPP. During the six months ended October 31, 2011, no shares (April 30, 2011 − 55,571) were sold or issued to employees under the ESPP.

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

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the six months ended October 31, 2011, deferred share units were issued under the DSUP, of which 108,108 were granted to officers or employees and 93,243 were granted to non-employee directors. As of October 31, 2011, a total of 411,936 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2011, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2011	1,386,713	$0.83
Granted	201,351	$1.85
Conversions	–	–
DSU’s outstanding at October 31, 2011	1,588,064	$0.85

The following table summarizes information regarding the non-vested deferred share units outstanding as of October 31, 2011:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2011	426,083	$0.89
Granted	201,351	$1.85
Vested	(127,027)	$1.52
Non-vested DSU’s at October 31, 2011	500,407	$1.12

As of October 31, 2011 there was $441,035 (2010 – $272,574) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.49 years (2010 – 2.49 years).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the six months ended October 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
General and administrative	$55,600	$213,349	$240,923	$409,057
Total deferred share unit-based compensation	$55,600	$213,349	$240,923	$409,057

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
North America	$2,347,998	$1,576,454	$3,951,751	$2,954,050
Europe	765,281	640,810	1,612,314	1,260,440
Asia and Africa	178,074	117,337	397,273	235,742
Latin America	182,500	233,062	271,249	337,016
	$3,473,853	$2,567,663	$6,232,587	$4,787,248

Contained within the results of North America for the three and six months ended October 31, 2011 are revenues from the United States of $1,582,089 and $2,533,176 (2010 - $1,260,862 and $2,433,408) respectively and from Canada of $765,909 and $1,418,575 (2010 - $315,592 and $520,642) respectively.

Contained within the results of Europe for the three and six months ended October 31, 2011 are revenues from the United Kingdom of $456,692 and $836,632 (2010 - $386,705 and $795,118) respectively, from Germany of $34,620 and $137,186 (2010 - $33,549 and $84,235) respectively, from France of $24,260 and $121,099 (2010 - $6,691 and $14,218) respectively, from the Netherlands of $13,396 and $107,369 (2010 - $14,351 and $28,438) respectively, and from Iceland of $54,753 and $85,687 (2010 - $3,976 and $24,680) respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2011 are revenues from South Africa of $15,273 and $88,247 (2010 - $8,247 and $14,315) respectively, from Australia of $61,474 and $83,744 (2010 - $20,792 and $43,473) respectively, from Japan of $27,350 and $42,691 (2010 - $57,423 and $60,246) respectively, and from Russian Federation of $21,561 and $38,735 (2010 - $6,461 and $9,095) respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2011 are revenues from Brazil of $49,146 and $81,959 (2010 - $6,357 and $21,297) respectively, from Mexico of $64,874 and $78,989 (2010 - $78,428 and $116,499) respectively, and from Dominican Republic of $43,760 and $43,845 (2010 - $nil and $nil) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2011	April 30, 2011
Canada	$9,260,118	$10,190,468
United States	12,709	25,071
	$9,272,827	$10,215,539

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 7	Segmented Information – (cont’d)

Revenue from significant customers for the three and six months ended October 31, 2011 and 2010 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Customer A	15%	3%	15%	2%
Customer B	8%	13%	8%	14%
Customer C	2%	17%	3%	19%
	25%	33%	26%	35%

Accounts receivable balances for Customer A were $665,288 as at October 31, 2011 (April 30, 2011 -$881,400). Accounts receivable balances for Customer B were $339,083 as at October 31, 2011 (April 30, 2011 - $311,100). Accounts receivable balances for Customer C were $52,020 as at October 31, 2011 (April 30, 2011 - $93,837).

Note 8	Commitments

a)
On December 30, 2010, the Company entered into an extension agreement on an existing lease, which commenced on April 1, 2011 and expires March 31, 2012. The monthly lease payment under the extension agreement is $1,667. The lease expense for the three months ended October 31, 2011 was $5,001 (2010 - $7,017).

b)
On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,006 was made. The monthly lease payment under this agreement is $10,006 plus $8,767 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,564. The sublease commenced on August 1, 2007 and expires on September 30, 2012. On July 17, 2009, the Company signed a new subleasing agreement for another part of these premises, which commenced on August 1, 2009 and expires September 30, 2012. The monthly charge under this subleasing agreement is $3,241 (CDN$3,216) plus $3,396 (CDN$3,171) in operating costs. The lease expense net of rental revenue for the three and six months ended October 31, 2011 was $14,316 and $28,632 (2010 - $14,316 and $28,632) respectively.

c)
On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $50,390 was made. The monthly lease payment under the agreement is $20,388 plus $20,180 in operating costs. The lease expense net of rental revenue for the three and six months ended October 31, 2011 was $132,273 and $264,546 (2010 - $132,273 and $264,546) respectively. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)
On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,714 (CDN$6,662). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company. The lease expense for the three and six months ended October 31, 2011 was $20,141 and $40,282 (2010 - $20,141 and $40,282) respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 8	Commitments – (cont’d)

e)
On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $498,861 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 33 months from the date of the agreement.

f)
On August 2, 2011, the Company entered into extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700. The lease expense for the three and six months ended October 31, 2011 was $21,825 and $41,925 (2010 - $21,825 and $49,425).

g)
On July 20, 2011, the Company entered into an agreement for investor relations services which commences on August 1, 2011 and expires on July 31, 2012, where under the Company may terminate the agreement on 30 days’ notice after December 31, 2011. The monthly fee under this agreement is $6,047 (CDN$6,000).

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement	Investor
	Related Party	Party	Income	Leases	Agreement	Relations
2012	$40,282	$404,582	$(84,007)	$360,857	$66,515	$36,281
2013	−	647,683	(70,006)	577,677	83,144	18,140
2014	−	486,818	−	486,818	−	−
2015	–	202,841	−	202,841	−	−
	$40,282	$1,741,924	$(154,013)	$1,628,193	$149,659	$54,421

Note 9	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the six months ended October 31, 2011 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. The Company did not enter into any forward contracts during the six months ended October 31, 2011.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

Note 10	Subsequent Events

On December 14, 2011, the Company granted 1,000,000 stock options pursuant to its 2010 Stock Option plan. Of the stock options, 400,000 options were issued to two officers and a total of 600,000 options were issued to various employees and contractors. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market price on December 14, 2011. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

     On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 7,680,168 shares of our common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 369,836 shares of common stock.

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

     On November 1, 2010, our company’s wholly-owned subsidiary, FirstHand Technologies Inc. was amalgamated with CounterPath Technologies Inc. and carrying on as CounterPath Technologies Inc.

     On January 28, 2011, we redeemed all of the outstanding exchangeable shares pursuant to the redemption call right provided under the provisions attaching to the exchangeable shares of our subsidiary 6789722 Canada Inc.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At October 31, 2011 we had a restructuring accrual for severance of $nil.

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

     Operating results for the six months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

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

     We have set up a warranty provision in the amount of 1% of software sales, which is amortized over a twelve-month term. We recognize this deferred revenue evenly over a twelve-month period from the date of the sale.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2011 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2011, we recorded an expense of $374,184 in connection with share-based payment awards. A future expense of non-vested options of $639,994 is expected to be recognized over a weighted-average period of 2.69 years. A future expense of non-vested deferred share units of $441,035 is expected to be recognized over a weighted-average period of 2.49 years.

Derivative Liability

     On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2012. We follow the guidance in ASC 815-40-15, and record the warrants issued as derivative liabilities due to their exercise price being denominated in a currency other than our U.S. Dollar functional currency. The fair value of the derivative liability is revalued at the end of each reporting period using the Binomial method, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2011, did not result in an impairment charge, nor did we record any goodwill impairment for the six months ending October 31, 2011.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the six months ending October 31, 2011 (2010 - $nil).

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

Results of Operations

     Our operating activities during the three and six months ended October 31, 2011 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2011 and 2010, and as at October 31, 2011 and April 30, 2011 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2011 and 2010 and fiscal year ended April 30, 2011. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data		Three Months Ended October 31,
	2011			2010
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,473,853	100%		$2,567,663	100%

Non-GAAP operating expenses[1]	3,370,266	97%		3,253,081	127%
Stock-based compensation	129,923	4%		281,299	11%
Amortization of intangible assets	203,294	6%		209,920	8%
GAAP operating expenses	3,703,483	107%		3,744,300	146%

Loss from operations	(229,630)	(7%	)	(1,176,637)	(46%	)
Interest and other income, net	49,041	1%		286,892	11%
Change in fair value of derivative liability	282,014	8%		−	−%
Foreign exchange gain	10,624	1%		43,746	2%
Net income (loss)	$112,049	3%		($845,999)	(33%	)

Loss per share	0.00			($0.03)

Weighted average common shares outstanding	39,552,114			33,113,474

1. Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data		Six Months Ended October 31,
	2011			2010
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$6,232,587	100%		$4,787,248	100%

Non-GAAP operating expenses[1]	6,554,089	105%		6,417,778	134%
Stock-based compensation	374,184	6%		581,784	12%
Amortization of intangible assets	484,174	8%		418,392	9%
GAAP operating expenses	7,412,447	119%		7,417,954	155%

Loss from operations	(1,179,860)	(19%	)	(2,630,706)	(55%	)
Interest and other income, net	(72,848)	(1%	)	338,750	7%
Change in fair value of derivative liability	427,728	7%		−	−%
Foreign exchange gain	11,311	0%		15,700	0%
Net loss	($813,669)	(13%	)	$(2,276,256)	(48%	)

Loss per share	($0.02)			($0.07)

Weighted average common shares outstanding	37,692,012			33,089,839

1. Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	October 31,	April 30,
Selected Consolidated Balance Sheet Data	2011	2011
Cash	$7,240,634	$1,707,397
Current assets	11,004,023	4,835,997
Current liabilities	3,943,778	3,448,409
Total liabilities	4,063,947	4,854,460
Total assets	$20,404,468	$15,210,969

Revenue

	Three Months Ended October 31,
	2011		2010		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,127,860	61%	$1,751,317	68%	$376,543	22%
Service	1,345,993	39%	816,346	32%	529,647	65%
Total revenue	$3,473,853	100%	$2,567,663	100%	$906,190	35%

Revenue by Region
International	$1,125,855	32%	$991,209	39%	134,646	14%
North America	2,347,998	68%	1,576,454	61%	771,544	49%
Total revenue	$3,473,853	100%	$2,567,663	100%	$906,190	35%

     For the three months ended October 31, 2011, we generated $3,473,853 in revenue compared to $2,567,663 for the three months ended October 31, 2010. This represents an increase of $906,190 or 35% from the same period last year. We generated $2,127,860 in software revenue for the three months ended October 31, 2011 compared to $1,751,317 for the three months ended October 31, 2010, representing an increase of $376,543 or 22%. The increase in software revenue was primarily the result of an increase in sales of our products to original equipment manufacturers, as well as increased sales of mobile applications. For the three months ended October 31, 2011, service revenue was $1,345,993 compared to $816,346 for the three months ended October 31, 2010. The increase of $529,647 or 65% in service revenue was primarily the result of an increase in sales of professional engineering and customization work which typically grows as software sales grow. In addition, we provided professional engineering services for approximately $279,000 to one customer during the three months ended October 31, 2011. International revenue outside of North America increased by 14% during the three months ended October 31, 2011 compared to the three months ended October 31, 2010, due to an overall increase in sales in the period. North American revenue increased by 49%, compared to the three months ended October 31, 2010, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

	Six Months Ended October 31,
	2011		2010		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,711,911	60%	$3,570,469	75%	$141,442	4%
Service	2,520,676	40%	1,216,779	25%	1,303,897	107%
Total revenue	$6,232,587	100%	$4,787,248	100%	$1,445,339	30%

Revenue by Region
International	$2,280,836	37%	$1,833,198	38%	$447,638	24%
North America	3,951,751	63%	2,954,050	62%	997,701	34%
Total revenue	$6,232,587	100%	$4,787,248	100%	$1,445,339	30%

     For the six months ended October 31, 2011, we generated $6,232,587 in revenue compared to $4,787,248 for the six months ended October 31, 2010. This represents an increase of $1,445,339 or 30% from the same period last year. We generated $3,711,911 in software revenue for the six months ended October 31, 2011 compared to $3,570,469 for the six months ended October 31, 2010, representing an increase of $141,442 or 4%. The increase in software revenue was primarily the result of an increase in sales of our products to original equipment manufacturers, as well as increased sales of mobile applications. For the six months ended October 31, 2011, service revenue was $2,520,676 compared to $1,216,779 for the six months ended October 31, 2010. The increase of $1,303,897 in service revenue was primarily due to the increase in sales of professional engineering and customization work for both original equipment manufacturers and telecom service providers. The service revenue related to customization is expected to lead to future software revenue as our customers deploy that customized software. International revenue outside of North America increased by 24% during the six months ended October 31, 2011 compared to the six months ended October 31, 2010, due to an overall increase in sales in the period. North American revenue increased by 34%, compared to the six months ended October 31, 2010, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales and Gross Profit

     Cost of sales and gross profit for the three and six months ended October 31, 2011 and 2010 were as follows:

	October 31, 2011		October 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Cost of Sales
Three months ended	$648,201	19%	$695,822	27%	($47,621)	(7%	)
Six months ended	$1,508,346	24%	$1,444,684	30%	$63,662	4%

Gross Profit
Three months ended	$2,825,652	81%	$1,871,841	73%	$953,811	51%
Six months ended	$4,724,241	76%	$3,342,564	70%	$1,381,587	41%

     Cost of sales was $648,201 for the three months ended October 31, 2011 compared to $695,822 for the three months ended October 31, 2010. The decrease of $47,621 was primarily attributable to a decrease of approximately $39,000 in third party software and hardware costs and a decrease in warranty expense of approximately $23,000, offset by an increase in wages and benefits of approximately $7,000. Cost of sales for the three months ended October 31, 2011 includes $203,294 (2010 − $209,919) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Gross Profit was $2,825,652 for the three months ended October 31, 2011 compared to $1,871,841 for the three months ended October 31, 2010. The increase of $953,811 was primarily attributable to an increase of approximately $906,000 in revenue, and a decrease of approximately $30,000 in amortization of intangible assets.

     Cost of sales was $1,508,346 for the six months ended October 31, 2011 compared to $1,444,684 for the six months ended October 31, 2010. The increase of $63,662 was primarily due to an increase in wages and benefits of approximately $91,000 as employees were re-assigned from development related activities to service related activities. Additionally, there was an increase in office rent of approximately $23,000 and telephone expenses of $14,000, partially offset by a decrease of approximately $65,000 in warranty expense. Cost of sales for the six months ended October 31, 2011 includes $484,174 (2010 −$418,392) representing the non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Gross Profit was $4,724,241 for the six months ended October 31, 2011 compared to $3,342,564 for the six months ended October 31, 2010. The increase of $1,381,587 was primarily attributable to an increase of approximately $1,440,000 in revenue, partially offset by an increase of approximately $66,000 in amortization of intangible assets.

Sales and Marketing

     Sales and marketing expenses for the three and six months ended October 31, 2011 and 2010 were as follows:

	October 31, 2011		October 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$921,232	27%	$900,264	35%	$20,968	2%
Six months ended	$1,743,266	28%	$1,765,947	37%	($22,681)	(1%	)

     Sales and marketing expenses were $921,232 for the three months ended October 31, 2011 compared to $900,264 for the three months ended October 31, 2010. The increase of $20,968 was primarily due to an increase of approximately $64,000 in professional and consulting fees, and $42,000 in travel expenses, partially offset by a decrease of approximately $97,000 in marketing related wages and commissions.

     Sales and marketing expenses were $1,743,266 for the six months ended October 31, 2011 compared to $1,765,947 for the six months ended October 31, 2010. The decrease of $22,681 was primarily a result of a decrease of approximately $161,000 in wages in benefits. The decrease in wages and benefits was partially offset by an increase in travel expenses of approximately $45,000, an increase of approximately $42,000 in professional and consulting fees, and an increase of approximately $56,000 in other expenses.

Research and Development

     Research and development expenses for the three and six months ended October 31, 2011 and 2010 were as follows:

	October 31, 2011		October 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,114,017	32%	$1,096,115	43%	$17,902	2%
Six months ended	$2,106,528	34%	$2,159,762	45%	($53,234)	(2%	)

     Research and development expenses were $1,114,017 for the three months ended October 31, 2011 compared to $1,096,115 for the three months ended October 31, 2010. The increase of $17,902 was primarily due to an increase in wages and benefits of approximately $37,000 and an increase in professional services of approximately $30,000 partially offset by a decrease in license related costs of approximately $20,000, and a decrease of approximately $30,000 in professional services.

     Research and development expenses were $2,106,528 for the six months ended October 31, 2011 compared to $2,159,762 for the six months ended October 31, 2010. The decrease of $53,234 was primarily a result of a decrease of approximately $32,000 in software costs and $17,000 in office rent.

General and Administrative

     General and administrative expenses for the three and six months ended October 31, 2011 and 2010 were as follows:

	October 31, 2011		October 31, 2010		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,020,033	29%	$1,052,099	41%	($32,066)	(3%	)
Six months ended	$2,054,307	33%	$2,047,561	43%	$6,746	−%

     General and administrative expenses were $1,020,033 for the three months ended October 31, 2011 compared to $1,052,099 for the three months ended October 31, 2010. The decrease of $32,066 in general and administrative expenses was primarily attributable to a decrease in stock based compensation of approximately $167,000, a decrease in postage, office supplies, parking, and office maintenance expenses by approximately $42,000, a decrease in investor relations costs by approximately $21,000, partially offset by an increase of approximately $68,000 in bad debt expense as a result of establishing a reserve for doubtful accounts of 2% of the invoiced amount during the three months ended October 31, 2011. There was also an increase of approximately $90,000 in professional services, wages and benefits, and a foreign currency translation loss of approximately $39,000.

     General and administrative expenses were $2,054,307 for the six months ended October 31, 2011 compared to $2,047,561 for the six months ended October 31, 2010. The increase of $6,746 in general and administrative expenses was primarily due to an increase of approximately $120,000 in bad debt expense as a result of establishing a reserve for doubtful accounts of 2% of the invoiced amount during the six months ended October 31, 2011. There was also an increase of approximately $60,000 in professional services, wages and benefits and approximately $44,000 in travel expenses. These increases were offset by a decrease of approximately $213,000 in stock based compensation.

Interest and Other Income

     Interest and other income for the three and six months ended October 31, 2011 was $49,483 and $98,836, respectively, compared to $42,709 and $94,788 for the three and six months ended October 31, 2010. Interest expense for the three and six months ended October 31, 2011 was $442 and $171,684, respectively, compared to $2,532 and $2,753 for the three and six months ended October 31, 2010, respectively. Interest expense for the three and six months ended October 31, 2011 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

     Foreign exchange gain for the three and six months ended October 31, 2011 was $10,624 and $11,311 respectively compared to a gain of $43,746 and $15,700 for the three and six months ended October 31, 2010 respectively. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of October 31, 2011, we had $7,240,634 in cash compared to $1,707,397 at April 30, 2011, representing an increase of $5,533,237. The increase was primarily attributable to the completion of a private placement on June 14, 2011 for gross proceeds of $5,636,170 as more fully described under the heading “Financing Activities” below. Our working capital was $7,060,245 at October 31, 2011 compared to $1,387,588 at April 30, 2011, representing an increase of $5,672,657.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months. At October 31, 2011, we had cash of approximately $7.2 million and working capital of approximately $7.1 million; however, our management projects that under our current operating plan, we will require approximately $14-$16 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. We anticipate that this will be primarily funded through cash flow generated from operations and working capital, and we may seek additional funding to fund ongoing operating expenses.

Operating Activities

     Our operating activities resulted in a net cash outflow of $1,178,474 for the six months ended October 31, 2011. This compares to a net cash outflow of $842,166 for the same period last year and represents an increase of $336,308 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2011 was primarily a result of a net loss of $813,669, an increase of $661,921 in accounts receivable, a $265,299 decrease in accounts payable, a $39,056 decrease in unearned revenue, and a non-cash gain of $427,728 due to the change in fair value of a derivative liability, and was offset by a $24,693 decrease in prepaid expenses and deposits. The net cash outflow was offset by adjustments for non-cash expenses including $484,174 for amortization of intangible assets, $374,184 for stock-based compensation and $60,050 for depreciation and amortization.

     The net cash outflow of $842,166 from operating activities for the six months ended October 31, 2010 was primarily a result of a net loss of $2,276,256 and an $80,623 decrease in accounts payable and accrued liabilities partially offset by a $125,409 decrease in accounts receivable and a $111,551 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $581,784 for stock-based compensation, $418,392 for amortization of intangible assets, $161,710 for a warrants issued and $69,311 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $1,675 for the six months ended October 31, 2011 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $48,897 for the same period last year from purchases of equipment. At October 31, 2011, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $6,683,718 for the six months ended October 31, 2011 compared to a net cash inflow of $1,520,233 for the six months ended October 31, 2010.

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

     On July 28, 2011, we issued 833,334 shares of common stock for the exercise of 833,334 warrants at an exercise price of $0.90 for proceeds of $750,000. On August 24, 2011, we issued 833,334 shares of common stock for the exercise of 833,334 warrants at an exercise price of $0.90 for proceeds of $750,000.

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

     In June 2011 the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of ASU 2011-05 will have any impact on its consolidated financial statements.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2011, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Based on the 39,868,297 shares of common stock that were issued and outstanding as of December 13, 2011, our directors owned approximately 27.6% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their veste warrants, stock options and deferred share units as at October 31, 2011, then we would be required to issue an additional 7,787,444 shares of our common stock, which would represent approximately 11.7% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock as the holders may sell some or all of the shares of common stock underlying the warrants and stock options into the public market.

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

10.12	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).
10.13

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 12, 2009).

10.14

Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

10.15	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).
10.16	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).
10.17	Form of Subscription Agreement dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).
10.18	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).
10.19

Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 28, 2011).

10.20

Form of Registration Rights Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 28, 2011).

10.21

Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 28, 2011).

10.22

Form of Broker Warrant Certificate issued to National Bank Financial Inc. and Canaccord Genuity Corp. pursuant to the Agency Agreement dated June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 28, 2011).

10.23
Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 28, 2011).

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
Date: December 14, 2011

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 14, 2011