Form 10-Q
period 2012-01-31
COUNTERPATH CORP
filed 2012-03-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,932,715 shares of common stock issued and outstanding as of March 9, 2012.

COUNTERPATH CORPORATION
JANUARY 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2012 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$8,141,839	$1,707,397
Accounts receivable (net of allowance for doubtful accounts of $244,576 and $49,883, respectively)	4,092,358	3,018,188
Prepaid expenses and deposits	104,246	110,412
Total current assets	12,338,443	4,835,997

Deposits	62,146	159,433
Equipment	16,872	59,574
Intangible assets (net of accumulated amortization of $5,787,305 and $5,103,570, respectively) – Note 2(d)	141,063	859,664
Goodwill – Note 2(d)	8,752,329	9,247,993
Other assets	46,193	48,308
Total Assets	$21,357,046	$15,210,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,095,965	$2,340,897
Derivative liability – Note 6	674,909	–
Unearned revenue	1,175,527	958,626
Customer deposits	807,316	2,018
Accrued warranty	98,668	146,868
Total current liabilities	4,852,385	3,448,409

Deferred lease inducements	59,620	2,474
Convertible debentures – Note 4	–	1,305,002
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,010,580	4,854,460

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2012 – 1; April 30, 2011 – 1	–	–
Common stock, $0.001 par value – Note 6 Authorized: 83,076,900 Issued and outstanding: January 31, 2012 – 39,908,297; April 30, 2011 – 33,439,906	39,909	33,440
Additional paid-in capital	60,786,052	53,420,601
Accumulated deficit	(44,199,891)	(43,323,410)
Accumulated other comprehensive income (loss) – currency translation adjustment	(279,604)	225,878
Total stockholders’ equity	16,346,466	10,356,509
Liabilities and Stockholders’ Equity	$21,357,046	$15,210,969

Commitments – Note 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenue – Note 7:
Software	$1,856,867	$1,489,825	$5,568,778	$5,060,294
Service	1,629,004	1,532,277	4,149,680	2,749,056
Total revenue	3,485,871	3,022,102	9,718,458	7,809,350
Operating expenses:
Cost of sales (includes depreciation of $17,363 (2011 – $15,835) and amortization of intangible assets of $683,735 (2011 – $633,038) – Note 2(d))	670,687	724,309	2,179,033	2,168,993
Sales and marketing	1,033,938	841,230	2,777,204	2,607,177
Research and development	1,231,789	1,157,581	3,338,317	3,317,343
General and administrative	869,446	986,003	2,923,753	3,033,564
Total operating expenses	3,805,860	3,709,123	11,218,307	11,127,077
Loss from operations	(319,989)	(687,021)	(1,499,849)	(3,317,727)
Interest and other income (expense), net:
Interest and other income	45,509	96,505	144,345	191,293
Interest expense	(428)	(42,152)	(172,112)	(44,905)
Change in fair value of derivative liability – Note 6	208,504	–	636,232	–
Gain on settlement of debt	–	–	-	246,715
Foreign exchange gain	3,592	141,408	14,903	157,108
Net loss for the period	$(62,812)	$(491,260)	$(876,481)	$(2,767,516)

Other comprehensive income (loss):
Foreign currency translation adjustments	(87,644)	55,697	(505,482)	(144,883)
Comprehensive loss	$(150,456)	$(435,563)	$(1,381,963)	$(2,912,399)
Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.08)

Weighted average common shares outstanding:	39,876,373	33,206,905	38,420,132	33,128,861

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$(876,481)	$(2,767,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,901	104,647
Amortization of intangible assets	683,735	633,038
Stock-based compensation	532,832	691,595
Share purchase warrants	–	227,707
Shares issued as part of share purchase plan	–	25,325
Change in fair value of derivative liability	(636,232)	–
Foreign exchange loss	(14,903)	(157,108)
Accretion of debenture discount	159,798	31,320
Changes in assets and liabilities:
Accounts receivable	(1,071,667)	(347,317)
Other current assets	1,237	65,626
Decrease in other assets	(8,599)	(10,729)
Accounts payable and accrued liabilities	(184,480)	(35,967)
Unearned revenue	216,901	187,274
Customer deposits	805,298	(3,109)
Accrued warranty	(48,200)	27,598
Net cash used in operating activities	(352,860)	(1,327,616)

Cash flows from investing activities:
Purchase of equipment	(33,573)	(49,562)
Deposits	69,359	(48,111)
Net cash provided by (used in) investing activities	35,786	(97,673)

Cash flows from financing activities:
Common stock issued, net of transaction costs	6,685,428	160,116
Convertible debentures issued	–	1,464,800
Net cash provided by financing activities	6,685,428	1,624,916

Foreign exchange effect on cash	66,088	(46,433)

Increase in cash	6,434,442	153,194

Cash, beginning of the period	1,707,397	1,556,813
Cash, end of the period	$8,141,839	$1,710,007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$12,314	$14,800
Non cash transactions – Note 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance, May 1, 2011	33,439,906	$33,440	1	$–	$53,420,601	$(43,323,410)	$225,878	$10,356,509

Shares issued:
Private placements	3,145,800	3,146	–	–	5,633,024	–	–	5,636,170
Less: Proceeds allocated to warrants (Note 6)	–	–	–	–	(1,311,141)	–	–	(1,311,141)
Less: Share issue costs	–	–	–	–	(605,922)	–	–	(605,922)
Issued on conversion of debentures	1,332,261	1,332	–	–	1,463,468	–	–	1,464,800
Shares issued on exercise of warrants	1,666,668	1,667	–	–	1,498,334	–	–	1,500,001
Exercise of stock options	323,662	324	–	–	154,856	–	–	155,179
Stock based compensation (Note 6)	–	–	–	–	532,832	–	–	532,832
Net loss for the period	–	–	–	–	–	(876,481)	–	(876,481)
Foreign currency translation adjustment	–	–	–	–	–	–	(505,482)	(505,482)
Balance, January 31, 2012 (Unaudited)	39,908,297	$39,909	1	$–	$60,786,052	$(44,199,891)	$(279,604)	$16,346,466

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

a)	Basis of Presentation

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

b)	Interim Reporting – (cont’d)

Operating results for the nine months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

d)	Goodwill and Intangible Assets – (cont’d)

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2012 was $6,677,457 (CDN$6,704,947) (April 30, 2011 - $7,055,616) and $2,074,872 (CDN$2,083,752) (April 30, 2011 - $2,192,377), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2012 and 2011.

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

A summary of the Company’s intangible assets, net, at January 31, 2012 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,337	$4,417,679	$1,888,658	$–
Customer assets	2,726,718	1,369,627	1,216,028	141,063
Intangible assets	$9,033,055	$5,787,306	$3,104,686	$141,063

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and nine months ended January 31, 2012, pursuant to the terms of these agreements, was $147,551 and $355,937 (2011 - $136,803 and $399,128), respectively. As at January 31, 2012, the Company had an accounts receivable balance from Mitel of $113,971 (April 30, 2011 - $114,369).

During the three and nine months ended January 31, 2012, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $19,902 and $59,706 (2011 - $19,971 and $59,913) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Company’s Chairman.

In connection with a private placement on June 14, 2011, Wesley Clover, a company controlled by the Chairman of the Company, converted all of its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock concurrent with the closing of the private placement (Note 4). On August 24, 2011, Wesley Clover exercised 833,334 warrants at the original exercise price of $0.90 per share.

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

The convertible debentures could be prepaid in whole or in part by the Company by paying 105% of the principal to be prepaid together with accrued and unpaid interest on or before July 30, 2011, or by paying 102.5% of the principal to be prepaid together with accrued and unpaid interest between July 31, 2011 and April 30, 2012, or by paying 100% of the principal to be prepaid together with accrued and unpaid interest between May 1, 2012 and July 30, 2012.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
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

On January 28, 2011, the Company redeemed all of the remaining 9,749 exchangeable shares outstanding pursuant to the Company's redemption call right under the provisions attaching to the exchangeable shares of 6789722 Canada Inc., and the voting and exchange trust agreement was terminated on January 28, 2011. As a result there were no outstanding exchangeable shares as of April 30, 2011 (April 30, 2010 – 60,871). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 6	Common Stock

Private Placement

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012. In addition, the Company incurred $605,922 in share issue costs.

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718 Share-Based Payment. For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the nine month period ended January 31, 2012 and 2011 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options - (cont’d)

The weighted-average fair value of options granted during the nine months ended January 31, 2012 was $0.90 (2011 - $1.11) . The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2012	January 31, 2011
Risk-free interest rate	0.86%	1.95%
Expected volatility	74.2%	83.1%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%
Weighted average fair value	$0.90	$1.12

The following is a summary of the status of the Company’s stock options as of January 31, 2012 and the stock option activity during the nine months ended January 31, 2012:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2011	3,607,663	$0.97
Granted	1,000,000	$1.70
Exercised	(323,662)	$0.44
Forfeited/Cancelled	(303,399)	$1.73
Expired	(13,400)	$0.47
Outstanding at January 31, 2012	3,967,202	$1.12

Exercisable at January 31, 2012	1,999,295	$0.81
Exercisable at April 30, 2011	1,930,647	$0.78

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2012:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	405,008	$490,060	December 15, 2013	306,452	$370,807
$0.47	482,277	569,087	May 1,2012 to September 26, 2016	480,610	567,120
$0.60	434,917	456,663	December 14, 2014	230,795	242,335
$0.62	850,000	875,500	April 17, 2014	584,375	601,906
$1.70	1,000,000	–	December 14, 2016	–	–
$1.90	435,000	–	December 14, 2015	117,812	–
$2.00	18,000	–	October 1, 2012 to February 28, 2015	18,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	102,000	–	March 10, 2016	21,251	–
January 31, 2012	3,967,202	$2,391,310		1,999,295	$1,782,168

April 30, 2011	3,607,663	$3,984,765		1,930,647	$2,485,779

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.65 per share as of January 31, 2012 (April 30, 2011 – $2.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2012 was 1,602,232 (April 30, 2011 –1,690,647). The total intrinsic value of options exercised during the nine months ended January 31, 2012 was $378,878 (2011 – $420,683). The grant date fair value of options vested during the nine months ended January 31, 2012 was $272,758 (2011 – $258,778).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2012.

		Weighted Average
		Grant Date Fair
	Number of Options	Value
Non-vested options at April 30, 2011	1,677,016	$0.69
Granted	1,000,000	$0.90
Vested	(474,967)	$0.57
Cancelled/Forfeited	(234,142)	$1.03
Non-vested options at January 31, 2012	1,967,907	$0.79

As of January 31, 2012 there was $1,336,199 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.27 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Cost of sales	$8,835	$8,971	$26,754	$19,312
Sales and marketing	41,991	31,640	77,863	71,119
Research and development	9,347	8,961	27,418	25,512
General and administrative	42,876	28,003	104,274	134,359
Total stock-based compensation	$103,049	$77,575	$236,309	$250,302

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
January 31, 2012
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

The warrant liability is accounted for at its fair value as follows:

	January 31,	April 30,
	2012	2011
Fair value of warrant liability, at issuance	$1,311,141	$–
Change in fair value of warrant liability for the period	(636,232)	–
Fair value of warrant liability at January 31, 2012	$674,909	$–

The Company used the Binomial method to estimate the fair value of the warrants with the following assumptions:

		As at the date of
	As at	issuance
	January 31, 2012	June 14, 2011
Risk-free interest rate	0.12%	1.60%
Expected volatility	70%	70%
Expected term	0.87 years to 1.37 years	1.5 years to 2 years
Dividend yield	0%	0%

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

During the nine months ended January 31, 2011, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 372,222 stock purchase warrants that was charged to revenue during the nine months ended January 31, 2011 was $161,710.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of January 31, 2012:

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012
Granted	1,793,106	$2.19	December 14, 2012 to June 14, 2013
Exercised	(1,666,668)	$0.90	October 29, 2011
Warrants at January 31, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (ESPP), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in shares of common stock of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing at market price up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of January 31, 2012, a total of 556,401 shares (April 30, 2011 - 556,401) were available for issuance under the ESPP. During the nine months ended January 31, 2012, no shares (April 30, 2011 - 55,571) were sold or issued to employees under the ESPP.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (DSUP) which is effective as at October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the nine months ended January 31, 2012, deferred share units were issued under the DSUP, of which 108,108 were granted to officers or employees and 93,243 were granted to non-employee directors. As of January 31, 2012, a total of 411,936 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2012, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2011	1,386,713	$0.83
Granted	201,351	$1.85
Conversions	–	–
DSU’s outstanding at January 31, 2012	1,588,064	$0.96

The following table summarizes information regarding the non-vested deferred share units outstanding as of January 31, 2012:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2011	426,083	$0.89
Granted	201,351	$1.85
Vested	(197,768)	$2.18
Non-vested DSU’s at January 31, 2012	429,666	$1.23

As of January 31, 2012 there was $385,435 (2011 – $240,338) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.02 years (2011 – 2.24 years).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the nine months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
General and administrative	$55,600	$32,236	$296,523	$441,293
Total deferred share unit-based compensation	$55,600	$32,236	$296,523	$441,293

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 7	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
North America	$2,333,540	$1,734,031	$6,285,291	$4,688,080
Europe	940,391	867,454	2,552,706	2,127,894
Asia and Africa	156,118	299,733	553,390	535,476
Latin America	55,822	120,884	327,071	457,900
	$3,485,871	$3,022,102	$9,718,458	$7,809,350

Contained within the results of North America for the three and nine months ended January 31, 2012 are revenues from the United States of $1,610,754 and $4,143,930 (2011 - $869,702 and $3,303,109) respectively and from Canada of $722,786 and $2,141,361 (2011 - $864,329 and $1,384,971) respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2012 are revenues from the United Kingdom of $400,139 and $1,236,771 (2011 - $407,104 and $1,202,222) respectively, from Czech Republic of $166,946 and $174,220 (2011 - $26,067 and $nil) respectively, Germany of $59,729 and $196,915 (2011 - $64,576 and $148,811) respectively, from France of $26,668 and $147,767 (2011 - $4,840 and $19,058) respectively, and from the Netherlands of $17,358 and $124,728 (2011 - $110,417 and $138,855) respectively.

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2012 are revenues from Australia of $22,481 and $106,226 (2011 - $10,824 and $54,296) respectively, from South Africa of $10,285 and $98,531 (2011 - $12,842 and $27,158) respectively, from Japan of $20,840 and $63,531 (2011 - $114,560 and $174,806) respectively, and from Tunisia of $42,681 and $46,641 (2011 - $nil and $nil) respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2012 are revenues from Mexico of $22,077 and $101,066 (2011 - $31,541 and $148,040) respectively, from Brazil of $5,341 and $87,230 (2011 - $18,175 and $39,472) respectively, from Chile of $nil and $18,123 (2011 - $7,204 and $128,802) respectively, and from Colombia of $9,276 and $37,696 (2011 - $46,376 and $69,869) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2012	April 30, 2011
Canada	$8,948,748	$10,190,468
United States	7,709	25,071
	$8,956,457	$10,215,539

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 7	Segmented Information – (cont’d)

The proportion of total revenue from significant customers for the three and nine months ended January 31, 2012 and 2011 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Customer A	13%	-%	6%	-%
Customer B	10%	11%	9%	13%
Customer C	2%	18%	10%	8%
Customer D	1%	9%	2%	15%
	26%	38%	27%	36%

Accounts receivable balances for Customer A were $483,000 as at January 31, 2012 (April 30, 2011 - $nil). Accounts receivable balances for Customer B were $233,500 as at January 31, 2012 (April 30, 2011 -$311,100). Accounts receivable balances for Customer C were $53,675 as at January 31, 2012 (April 30, 2011 - $881,400). Accounts receivable balances for Customer D were $77,896 as at January 31, 2012 (April 30, 2011 - $93,837).

Note 8	Commitments

a)

On December 30, 2010, the Company entered into an extension agreement on an existing lease, which commenced on April 1, 2011 and expires March 31, 2012. The monthly lease payment under the extension agreement is $1,667. The lease expense for the three months ended January 31, 2012 was $5,001 (2011 - $7,017).

b)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,888 was made. The monthly lease payment under this agreement is $9,888 plus $8,664 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,475. The sublease commenced on August 1, 2007 and expires on September 30, 2012. The lease expense net of rental revenue for the three and nine months ended January 31, 2012 was $14,146 and $42,438 (2011 - $14,146 and $42,438) respectively.

c)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $49,795 was made. The monthly lease payment under the agreement is $20,148 plus $21,178 in operating costs. The lease expense for the three and nine months ended January 31, 2012 was $123,978 and $390,889 (2011 - $135,351 and $406,053) respectively. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

d)

On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,634 (CDN$6,662). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company. The lease expense for the three and nine months ended January 31, 2012 was $19,903 and $59,709 (2011 - $19,903 and $59,709) respectively. On December 9, 2011, the Company signed a fifth amendment to the existing lease agreement to extend the lease starting May 1, 2012 to April 30, 2014. The monthly lease payment under the new lease extension will be $7,007 (CDN$7,034).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 8	Commitments – (cont’d)

e)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $492,971 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month and pay for health benefits for 33 months from the date of the agreement.

f)

On August 2, 2011, the Company entered into extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700. The lease expense for the three and nine months ended January 31, 2012 was $20,100 and $62,062 (2011 - $21,825 and $71,250).

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Sub Lease	Total Office	Settlement
	Related Party	Unrelated Party	Income	Leases	Agreement
2012	$19,903	$203,065	$(22,424)	$200,544	$32,865
2013	84,082	655,663	(37,374)	702,371	82,162
2014	84,082	495,906	–	579,988	–
2015	–	206,627	–	206,627	–
2016	–	–	–	–	–
	$188,067	$1,561,261	$(59,798)	$1,689,530	$115,027

Note 9	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended January 31, 2012 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as its operating expenses are primarily denominated in Canadian dollars while its revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. The Company did not enter into any forward contracts during the nine months ended January 31, 2012.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 10	Subsequent Events

On March 8, 2012, the Company granted 25,000 stock options to an employee pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market price on March 8, 2012. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

On February 16, 2012, the Company announced a Normal Course Issuer Bid pursuant to which the Company may acquire up to an aggregate of 1,995,414 shares of its common stock by way of open market transactions over the next 12-month period representing approximately 5% of the issued and outstanding common shares of the Company.

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

     Restructuring costs are post acquisition activities related to the acquisition of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. We incurred restructuring costs related to employee severance agreements as a result of post acquisition consolidation of administration, sales and marketing and research and development departments. At January 31, 2012 we had a restructuring accrual for severance of $nil.

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

     Operating results for the nine months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2012 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2012, we recorded an expense of $532,832 in connection with share-based payment awards. A future expense of non-vested options of $1,336,199 is expected to be recognized over a weighted-average period of 3.27 years. A future expense of non-vested deferred share units of $385,435 is expected to be recognized over a weighted-average period of 2.02 years.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2011, did not result in an impairment charge, nor did we record any goodwill impairment for the nine months ending January 31, 2012.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the nine months ending January 31, 2012 (2011 - $nil).

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

Results of Operations

     Our operating activities during the three and nine months ended January 31, 2012 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2012 and 2011, and as at January 31, 2012 and April 30, 2011 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2012 and 2011 and the fiscal year ended April 30, 2011. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended January 31,
	2012			2011
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,485,871	100%		$3,022,102	100%

Non-GAAP operating expenses[1]	3,447,561	99%		3,384,666	112%
Stock-based compensation	158,648	5%		109,811	4%
Amortization of intangible assets	199,561	6%		214,646	7%
GAAP operating expenses	3,805,860	110%		3,709,123	123%

Loss from operations	(319,989)	(9%	)	(687,021)	(23%	)
Interest and other income, net	45,081	1%		54,353	2%
Change in fair value of derivative liability	208,504	6%		-	-%
Foreign exchange gain	3,592	-%		141,408	5%
Net income (loss)	($62,812)	(2%	)	($491,260)	(16%	)

Loss per share	0.00			($0.01)

Weighted average common shares outstanding	39,552,114			33,206,905
__________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Nine Months Ended January 31,
	2012			2011
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$9,718,458	100%		$7,809,350	100%

Non-GAAP operating expenses[1]	10,001,740	103%		9,802,444	126%
Stock-based compensation	532,832	5%		691,595	9%
Amortization of intangible assets	683,735	7%		633,038	8%
GAAP operating expenses	11,218,307	115%		11,127,077	143%

Loss from operations	(1,499,849)	(15%	)	(3,317,727)	(42%	)
Interest and other income, net	(27,767)	(-%)		393,103	5%
Change in fair value of derivative liability	636,232	6%		-	-%
Foreign exchange gain	14,903	-%		157,108	2%
Net loss	($876,481)	(9%	)	($2,767,516)	(35%	)

Loss per share	($0.02)			($0.08)

Weighted average common shares outstanding	37,692,012			33,128,861
__________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	January 31,	April 30,
Selected Consolidated Balance Sheet Data	2012	2011
Cash	$8,141,839	$1,707,397
Current assets	12,338,443	4,835,997
Current liabilities	4,852,385	3,448,409
Total liabilities	5,010,580	4,854,460
Total assets	$21,357,046	$15,210,969

Revenue

	Three Months Ended January 31,
	2012		2011		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,856,867	53%	$1,489,825	49%	$367,042	25%
Service	1,629,004	47%	1,532,277	51%	96,727	6%
Total revenue	$3,485,871	100%	$3,022,102	100%	$463,769	15%

Revenue by Region
International	$1,152,331	33%	$1,288,071	43%	($135,740)	(11%	)
North America	2,333,540	67%	1,734,031	57%	599,509	35%
Total revenue	$3,485,871	100%	$3,022,102	100%	$463,769	15%

     For the three months ended January 31, 2012, we generated $3,485,871 in revenue compared to $3,022,102 for the three months ended January 31, 2011. This represents an increase of $463,769 or 15% from the same period last year. We generated $1,856,867 in software revenue for the three months ended January 31, 2012 compared to $1,489,825 for the three months ended January 31, 2011, representing an increase of $367,042 or 25%. The increase in software revenue was primarily the result of an increase in sales of our products to original equipment manufacturers, as well as increased sales of mobile applications. For the three months ended January 31, 2012, service revenue was $1,629,004 compared to $1,532,277 for the three months ended January 31, 2011. The increase of $96,727 or 6% in service revenue was primarily the result of an increase in sales of professional services and support which typically grows as software sales grow. International revenue outside of North America decreased by 11% during the three months ended January 31, 2012 compared to the three months ended January 31, 2011, due to lower sales in regions other than in North America and Europe. North American revenue increased by 35%, compared to the three months ended January 31, 2011, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

	Nine Months Ended January 31,
	2012		2011		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,568,778	57%	$5,060,294	65%	$508,484	10%
Service	4,149,680	43%	2,749,056	35%	1,400,624	51%
Total revenue	$9,718,458	100%	$7,809,350	100%	$1,909,108	24%

Revenue by Region
International	$3,433,167	35%	$3,121,270	40%	$311,897	10%
North America	6,285,291	65%	4,688,080	60%	1,597,211	34%
Total revenue	$9,718,458	100%	$7,809,350	100%	$1,909,108	24%

     For the nine months ended January 31, 2012, we generated $9,718,458 in revenue compared to $7,809,350 for the nine months ended January 31, 2011. This represents an increase of $1,909,108 or 24% from the same period last year. We generated $5,568,778 in software revenue for the nine months ended January 31, 2012 compared to $5,060,294 for the nine months ended January 31, 2011, representing an increase of $508,484 or 10%. The increase in software revenue was primarily the result of an increase in sales of our products to original equipment manufacturers, as well as increased sales of mobile applications. For the nine months ended January 31, 2012, service revenue was $4,149,680 compared to $2,749,056 for the nine months ended January 31, 2011. The increase of $1,400,624 or 51% in service revenue was primarily due to the increase in sales of professional services and support for both original equipment manufacturers and telecom service providers in preparation for launching customized applications. The service revenue related to customization is expected to lead to future software revenue as our customers deploy that customized software. International revenue outside of North America increased by 10% during the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011, due to primarily to increased sales in Europe. North American revenue increased by 34%, compared to the nine months ended January 31, 2011, due primarily to an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales and Gross Profit

     Cost of sales and gross profit for the three and nine months ended January 31, 2012 and 2011 were as follows:

	January 31, 2012		January 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Cost of Sales
Three months ended	$670,687	19%	$724,309	24%	$(53,622)	(7%	)
Nine months ended	$2,179,033	22%	$2,168,993	28%	$10,040	-%

Gross Profit
Three months ended	$2,815,184	81%	$2,297,793	76%	$517,391	23%
Nine months ended	$7,539,425	78%	$5,640,357	72%	$1,899,068	34%

     Cost of sales was $670,687 for the three months ended January 31, 2012 compared to $724,309 for the three months ended January 31, 2011. The decrease of $53,622 was primarily attributable to a decrease in third party software and hardware costs, a decrease in warranty expenses, a decrease in personnel related costs and a decrease in a non-cash amortization of intangible assets related to the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Gross Profit was $2,815,184 for the three months ended January 31, 2012 compared to $2,297,793 for the three months ended January 31, 2011. The increase of $517,391 was primarily attributable to an increase of approximately $464,000 in revenue and decrease of approximately $54,000 in cost of sales.

     Cost of sales was $2,179,033 for the nine months ended January 31, 2012 compared to $2,168,993 for the nine months ended January 31, 2011. The increase was primarily due to an increase in wages and benefits and office rent, offset by a decrease in third party software and hardware costs and warranty expense. Additionally, there was a decrease of approximately $51,000 in a non-cash amortization of intangible assets related to the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Gross Profit was $7,539,425 for the nine months ended January 31, 2012 compared to $5,640,357 for the nine months ended January 31, 2011. The increase of $1,899,068 was primarily attributable to an increase of approximately $1,910,000 in revenue.

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended January 31, 2012 and 2011 were as follows:

	January 31, 2012		January 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,033,938	30%	$841,230	28%	$192,708	23%
Nine months ended	$2,777,204	29%	$2,607,177	33%	$170,027	7%

     Sales and marketing expenses were $1,033,938 for the three months ended January 31, 2012 compared to $841,230 for the three months ended January 31, 2011. The increase of $192,708 was primarily due to an increase of approximately $182,000 in personnel related expenses attributable to new hires and higher sales commissions.

     Sales and marketing expenses were $2,777,204 for the nine months ended January 31, 2012 compared to $2,607,177 for the nine months ended January 31, 2011. The increase of $170,027 was primarily due to an increase of approximately $89,000 in professional and consulting fees, an increase of approximately $51,000 in trade shows, an increase in travel expenses of approximately $50,000.

Research and Development

     Research and development expenses for the three and nine months ended January 31, 2012 and 2011 were as follows:

	January 31, 2012		January 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,231,789	35%	$1,157,581	38%	$74,208	6%
Nine months ended	$3,338,317	34%	$3,317,343	42%	$20,974	1%

     Research and development expenses were $1,231,789 for the three months ended January 31, 2012 compared to $1,157,581 for the three months ended January 31, 2011. The increase of $74,208 was primarily due to an increase in wages and benefits and professional services.

     Research and development expenses were $3,338,317 for the nine months ended January 31, 2012 compared to $3,317,343 for the nine months ended January 31, 2011. The increase of $20,974 was primarily due to an increase of approximately $115,000 in professional services, partially offset by a decrease of approximately $74,000 in personnel related expenses.

General and Administrative

     General and administrative expenses for the three and nine months ended January 31, 2012 and 2011 were as follows:

	January 31, 2012		January 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$869,446	25%	$986,003	33%	$(116,557)	(12%	)
Nine months ended	$2,923,753	30%	$3,033,564	39%	$(109,811)	(4%	)

     General and administrative expenses were $869,446 for the three months ended January 31, 2012 compared to $986,003 for the three months ended January 31, 2011. The decrease of $116,557 in general and administrative expenses was primarily attributable to a decrease in professional services of approximately $93,000 and a decrease in bad debts of approximately $45,000 partially offset by an increase of approximately $38,000 in stock based compensation.

     General and administrative expenses were $2,923,753 for the nine months ended January 31, 2012 compared to $3,033,564 for the nine months ended January 31, 2011. The decrease of $109,811 in general and administrative expenses was primarily attributable to a decrease of approximately $175,000 in stock based compensation and a decrease of approximately $100,000 in professional services offset by an increase, of approximately $52,000 in investor relations, an increase of approximately $75,000 in travel expenses and an increase of approximately $75,000 in bad debt expense.

Interest and Other Income

     Interest and other income for the three and nine months ended January 31, 2012 was $45,509 and $144,345, respectively, compared to $96,505 and $191,293 for the three and nine months ended January 31, 2011. Interest expense for the three and nine months ended January 31, 2012 was $428 and $172,112, respectively, compared to $42,152 and $44,905 for the three and nine months ended January 31, 2011, respectively. Interest expense for the three and nine months ended January 31, 2012 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

     Foreign exchange gain for the three and nine months ended January 31, 2012 was $3,592 and $14,903 respectively, compared to a gain of $141,408 and $157,108 for the three and nine months ended January 31, 2011, respectively. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of our subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of January 31, 2012, we had $8,141,839 in cash compared to $1,707,397 at April 30, 2011, representing an increase of $6,434,442. The increase was primarily attributable to the completion of a private placement on June 14, 2011 for gross proceeds of $5,636,170 as more fully described under the heading “Financing Activities” below. Our working capital was $7,486,058 at January 31, 2012 compared to $1,387,588 at April 30, 2011, representing an increase of $6,098,470.

     Presently, our cash flow generated from operations is not sufficient to meet our operating and capital expenses and we have incurred operating losses since inception. Management anticipates that the future capital requirements of the Company will be primarily funded through cash flows generated from operations and working capital, and we may seek additional funding to meet ongoing operating expenses.

Operating Activities

     Our operating activities resulted in a net cash outflow of $352,860 for the nine months ended January 31, 2012. This compares to a net cash outflow of $1,327,616 for the same period last year and represents a decrease of $974,756 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2012 was primarily a result of a net loss of $876,481, an increase of $1,071,667 in accounts receivable, a $184,480 decrease in accounts payable, a $216,901 increase in unearned revenue, and a non-cash gain of $636,232 due to the change in fair value of a derivative liability. The net cash outflow was offset by adjustments for non-cash expenses including $683,735 for amortization of intangible assets, $532,832 for stock-based compensation and $87,901 for depreciation and amortization.

     The net cash outflow of $1,327,616 from operating activities for the nine months ended January 31, 2011 was primarily a result of a net loss of $2,767,516 and a $347,317 increase in accounts receivable partially offset by a $187,274 increase in unearned revenue. The net cash outflow was further offset by adjustments for non-cash expenses including $691,595 for stock-based compensation, $633,038 for amortization of intangible assets, $227,707 for a warrants issued and $104,647 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $35,786 for the nine months ended January 31, 2012 primarily from purchases of equipment. This compares with a net cash outflow from investing activities of $97,673 for the same period last year primarily for purchases of equipment. At January 31, 2012, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $6,685,428 for the nine months ended January 31, 2012 compared to a net cash inflow of $1,624,916 for the nine months ended January 31, 2011.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2012, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Our revenue, operating results and gross margin can fluctuate significantly and unpredictably from quarter to quarter and from year to year, and we expect they will continue to do so, which could cause the trading price of our stock to decline.

     The rate at which our customers order our products, and the size of these orders, are highly variable and difficult to predict. In the past, we have experienced significant variability in our customer purchasing practices on a quarterly and annual basis, and we expect that this variability will continue, as a result of a number of factors, many of which are beyond our control, including:

  demand for our products and the timing and size of customer orders;

  length of sales cycles;

  length of time of deployment of our products by our customers;

  customers’ budgetary constraints;

  competitive pressures; and

  general economic conditions.

     As a result of this volatility in our customers’ purchasing practices, our revenue has historically fluctuated unpredictably on a quarterly and annual basis and we expect this to continue for the foreseeable future. Our budgeted expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time, if our revenue declines, our operating expenses and general overhead would likely be high relative to revenue, which could have a material adverse effect on our operating margin and operating results.

     If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses increased to $11,218,307 for the nine month period ended January 31, 2012 from $11,127,077 for the period ended January 31, 2011 while our revenue increased to $9,718,458 for the nine month period ended January 31, 2012 from $7,809,350 for the nine month period ended January 31, 2011. Our ability to reach profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

     We face larger and better-financed competitors, which may affect our ability to operate our business and achieve profitability.

     Management is aware of similar products which compete directly with our products and some of the companies developing these similar products are larger and better-financed than us and may develop products superior to those of our company. In addition to price competition, increased competition may result in other aggressive business tactics from our competitors, such as:

  emphasizing their own size and perceived stability against our smaller size and narrower recognition;

  providing customers “one-stop shopping” options for the purchase of network equipment and application software;

  offering customers financing assistance;

  making early announcements of competing products and employing extensive marketing efforts; and

  asserting infringement of their intellectual property rights.

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

     Our use of open source software could impose limitations on our ability to commercialize our products.

     We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.

     We may not be able to obtain necessary licenses of third-party technology on acceptable terms, or at all, which could delay product sales and development and adversely impact product quality.

     We have incorporated third-party licensed technology into our current products. We anticipate that we are also likely to need to license additional technology from third parties to develop new products or product enhancements in the future. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to retain any third party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitive position of our products.

     Our products must interoperate with many different networks, software applications and hardware products, and this interoperability will depend on the continued prevalence of open standards.

     Our products are designed to interoperate with our customers’ existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, installations could be delayed or orders for our products could be cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our products to interoperate effectively with our customers’ networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.

     Additionally, the interoperability of our products with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as SIP or Session Initiation Protocol. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non-standards-based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our products to interoperate with our customers’ networks, which would have a material adverse effect on our ability to sell our products to service providers.

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

     We are exposed to fluctuations in interest rates and exchange rates associated with foreign currencies.

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to its operations for the nine months ended January 31, 2012 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 39,932,715 shares of common stock that were issued and outstanding as of March 9, 2012, our directors owned approximately 27.6% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at January 31, 2012, then we would be required to issue an additional 5,880,465 shares of our common stock, which would represent approximately 14.7% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock as the holders may sell some or all of the shares of common stock underlying the warrants and stock options into the public market.

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

     Securities analysts may not publish favorable research or reports about our business or may publish no information which could cause our stock price or trading volume to decline.

     The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analyst reports. As a relatively small public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 14, 2011, we granted 1,000,000 stock options pursuant to our 2010 Stock Option plan to various employees and contractors. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.70. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. Of the stock options, 150,000 options were issued a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable. We issued a total of 850,000 options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in a offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

10.17

Form of Subscription Agreement dated and Form of Convertible Debenture between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

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

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

6789722 Canada Inc. (incorporated in Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (Principal Executive Officer) (filed herewith).

31.2	Section 302 Certification of David Karp (Principal Financial Officer) (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (Principal Executive Officer) (filed herewith).

32.2	Section 906 Certification of David Karp (Principal Financial Officer) (filed herewith).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 12, 2012

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
Date: March 12, 2012