Form 10-K
period 2012-04-30
COUNTERPATH CORP
filed 2012-07-19
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000–50346

COUNTERPATH CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	20–0004161
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3
(Address of principal executive offices) (Zip Code)

(604) 320–3344
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $0.001	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Nil

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non–accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non–voting common equity held by non–affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $38,125,898 based on a price of $1.78 per share, being the average of bid and ask prices on October 31, 2011 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,556,353 shares of common stock issued and outstanding as of July 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 27, 2012 are incorporated by reference into Part III of this annual report on Form 10–K.

COUNTERPATH CORPORATION
APRIL 30, 2012 ANNUAL REPORT ON FORM 10–K

PART I

Item 1.           Business.

          This annual report contains forward–looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward–looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward–looking statements.

          Although we believe that the expectations reflected in the forward–looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward–looking statements to conform these statements to actual results.

          Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

          In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. As used in this annual report, and unless otherwise indicated, the terms "we", "us" and "our" refer to CounterPath Corporation and its wholly–owned subsidiaries.

Summary

          Our business focuses on the design, development, marketing and sales of personal computer and mobile application software, gateway server software and related professional services, such as pre and post sales, technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed–mobile convergence markets. VoIP, unified communications and fixed–mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried      over the dedicated circuit–switched connections of the public switched telephone network.

     Our customers include: (1) telecommunications service providers and Internet telephony service providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Telecommunication service providers deploy a VoIP service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Original equipment manufacturers combine our applications with additional software, hardware and/or services as part of their solution offerings for their customers. Businesses deploy our personal computers to enable their workforces to communicate over VoIP and extend their business phone system's features to desktop and mobile devices. Typically, small and medium sized businesses, or individual end users, purchase our personal computer applications through our website and are then responsible for selecting their own Internet telephony service provider to allow them to communicate over VoIP.

          Our software uses the session initiation protocol: a protocol standard for voice, video, instant messaging and presence communication. Certain of our applications can operate on personal computers running Windows, Mac OS X and Linux operating systems as well as on mobile devices running Symbian, RIM, Apple iOS and Google’s Android operating systems.

          We began selling our personal computer applications in 2003 and our mobile applications and gateway server software in 2008. Since that time, over 380 customers, in over 60 countries, have purchased our software products with a purchase value of at least $10,000. This list includes several of the largest telecom service providers and original equipment manufacturers in the world.

          Our mission is to be the dominant provider of unified communications software applications that enable people to connect, communicate and collaborate using voice, video, messaging and presence on multiple devices, over both fixed and mobile networks.

          Our principal executive offices are located at Suite 300, 505 Burrard Street, Vancouver, British Columbia, V7X 1M3. Our telephone number is (604) 320–3344. Our website address is www.counterpath.com. Through a link on the investor relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10–K, Quarterly Reports on Form 10–Q and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. The information contained in our website does not form part of this annual report.

Corporate History

          We were incorporated under the laws of the State of Nevada on April 18, 2003.

          On August 2, 2007, we completed the acquisition of all of the shares of NewHeights Software Corporation through the issuance of 7,680,168 shares of common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 369,836 shares of our common stock.

          On February 1, 2008, we acquired FirstHand Technologies Inc., a private Ontario, Canada corporation, through the issuance of 5.9 million shares of our common stock.

          On February 1, 2008, we acquired BridgePort Networks, Inc., a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

          On February 5, 2008, NewHeights and our subsidiary, CounterPath Solutions R&D Inc., were amalgamated under the name CounterPath Technologies Inc.

          On November 1, 2010, our wholly–owned subsidiary, FirstHand Technologies Inc., was amalgamated with CounterPath Technologies Inc., under the name CounterPath Technologies Inc.

Our Software Applications

CounterPath Multi–Media Communicator Product Suite

          The CounterPath softphone product suite includes eight applications: (1) Bria; (2) eyeBeam; (3) Bria iPhone Edition; (4) Bria iPad Edition; (5) Bria Android Edition; (6) Bria Android Tablet Edition; and (7) X–Lite; (8) Client Configuration Server. The Bria versions and eyeBeam are commercial products which we sell on a per seat or subscription basis, while X–Lite is a free version of our personal computer softphone application that can be downloaded from our website and connected to any SIP–compliant VoIP service or network. X–lite is typically used by end users wishing to test our product at no charge or evaluate a VoIP service or network.

          Our softphone applications enable users to make voice or video calls over VoIP networks. Features include quality of service capabilities on both fixed and wireless networks. This includes the ability to automatically prioritize packets of information during both video and voice calls to ensure that other applications on the host computer and, if supported, on the Internet do not interfere with the quality of the voice or video transmissions. Our softphone applications also enable our customers to monitor audio quality in real–time. Our softphone applications also include security features such as server authentication, signalling encryption enabling confidentiality and integrity protection, as well as confidentiality and integrity protection of media streams through secure real–time transport protocol (SRTP). Secure real–time transport can be used to prevent unwanted monitoring of voice and video communications.

          To enhance the ease of use of our software, Bria and eyeBeam offer no touch configuration for audio and video devices, such as headsets and web cams, enabling automatic configuration each time the application is started and whenever devices are changed. This capability reduces complications for softphone users and decreases the number of customer support calls to our customers deploying our software by their end users.

  Bria

  Bria is our flagship personal computer softphone product. Bria has a number of usability and customization features designed to enable customers to present a flexible, user–friendly high definition VoIP, messaging and presence, multiple instant messaging and social network integration and high definition video softphone solution for consumer and enterprise markets. Bria has a contact–focused, versus a dial pad– focused, graphical user interface which highlights a user's address book rather than the more traditional telephone dial pad. Bria can also be minimized to a computer screen deskbar, enabling a user to manage their desktop space while still being able to make and receive calls. Bria may also be purchased as an integrated application to Microsoft’s widely used Outlook application that enables users to expand on Outlook’s contact and email features and to receive and make calls and use phone features directly from their contact list within the Outlook application. Bria's multiple panel layout enables our customers to specify areas for customer branding or revenue generating advertisements such as banner ads, click–to–call and interactive video messaging, as well as custom integration with network infrastructure.

  eyeBeam

  eyeBeam is our original desktop softphone application. The graphical user interface of eyeBeam is designed as a dial pad similar to a cellular telephone handset and it has generally been targeted at early adopters of softphone technology due to its graphical familiarity.

  Bria iPhone, Bria iPad and Android Mobile and Tablet Editions

  Bria iPhone, Bria iPad and Android mobile and tablet editions are secure, standards–based mobile VoIP softphone applications that work over both 3G and Wi–Fi networks on the Apple iPhone, iPad, iPod Touch or Android mobile and tablet devices. Bria iPhone, Bria iPad and Android mobile and tablet editions work with other CounterPath personal computer softphone and convergence solutions, as well as with enterprise and carrier infrastructure equipment from major vendors. The Bria iPhone and iPad editions are compatible with Apple’s iPhone 4.3+ and iOS 5.0+ (for video) operating systems, and use the iPhone’s native address book and its embedded Bluetooth Technology. Within a single application, the products enable voice calling, video calling, messaging and presence. The Bria Android mobile and tablet editions are compatible with a number of Android–based phones and tablets running Android 2.1 or greater operating systems and use the device’s native address book and it’s embedded Bluetooth Technology.

  X–Lite

  X–Lite is a free personal computer softphone available for download on our website and intended for non– commercial, demonstration and evaluation purposes. Some of the key elements that are not included in X– Lite compared to our commercial products are the ability to brand, the ability to import contacts, automatic or network based provisioning, royalty bearing codecs which enhance audio quality, multiple account support, and enhanced security and encryption.

  The X–Lite graphical user interface has an area available for advertising although we have not attempted to generate advertising revenue with this feature to date. As well, X–Lite is only available with CounterPath branding and may not be redistributed by third parties.

  We believe that our free X–Lite softphone serves as a marketing tool for our company as it allows potential customers to evaluate our software. In addition, we believe that making our free softphone widely available to companies which make session initiation protocol (SIP) compliant devices such as Internet based phones, public switched telephone network gateways, softphones, video phones, multipoint conference units and conference servers, improves the interoperability of our applications with these products.

  Client Configuration Server (CCS)

  Our Client Configuration Server is a carrier–grade platform specifically designed for enterprises or service operators who have or intend to deploy our softphones. The Client Configuration Server enables enterprises and service providers to configure and manage their softphone deployments. The Client Configuration Server provides our customers with the ability to automatically apply the proper configuration to an end user’s softphone device, perform configuration updates over time and upgrade softphone software.

  We also offer a hosted service that enables enterprises and service operators to deploy softphone endpoints with ease and efficiency and with no investment in hardware, space, power or bandwidth. The cloud based hosted service enables customers to deploy and manage our softphones through a web interface. Bria softphone clients check in with the hosted infrastructure to receive their initial configuration and updates, as well as receive notifications of any available upgrades.

Mobility Gateways

          Our Mobility Gateways include: (1) a mobile service provider offering called the Network Convergence Gateway for Mobile Operators; and (2) a VoIP or wireline operator offering called the Network Convergence Gateway for Wireline Operators

  Network Convergence Gateway for Mobile Operators

  The Network Convergence Gateway is a carrier–based server application that bridges communication between the broadband Internet and mobile networks. The Network Convergence Gateway enables mobile service providers to provide converged services across the broadband Internet and mobile networks including voice, text, multimedia messaging and video services. The Network Convergence Gateway makes it possible for end users to originate and receive mobile calls on a variety of IP–based telephones including CounterPath's softphone applications with the flexibility and low cost of VoIP. Our Network Convergence Gateway applications include:

  Single Number Identity

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

  Voice Call Continuity

  The seamless handover feature of the Network Convergence Gateway enables end users to automatically originate or receive voice calls on Wi–Fi networks, and seamlessly pass the call between mobile and broadband networks. Also referred to as voice call continuity, seamless handover is an important capability of fixed mobile convergence.

  NomadicPBX

  NomadicPBX is a telecommunications application which combines mobile and VoIP network elements to enable the delivery of a unified, presence–based, fixed and mobile voice, and instant messaging/short message service (IM/SMS) communications experience across personal computers and mobile phones. The NomadicPBX provides increased device options for the user with a single number accessible on any mobile phone, softphone or desktop Internet protocol phone.

  The NomadicPBX enables wireless operators and other service providers to extend their offerings to small and medium enterprises and increase their revenues. The telecom service providers that we are targeting for the NomadicPBX are mobile network operators and mobile virtual network operators.

  The NCG for Mobile Network Operators enables mobile operators to replace an enterprise’s existing phone system and wireline service with a wireless solution that increases the enterprise user’s productivity and mobility.

  Network Convergence Gateway for Wireline Operators

  The Network Convergence Gateway for Wireline Operators is a carrier–based core network, fixed mobile convergence server application that bridges broadband and mobile networks in both pre–IMS (IP Multimedia subsystem) and IMS environments. The Network Convergence Gateway combines the personalization and mobility of mobile phone services with the flexibility, innovation and cost economics of the rapidly growing VoIP sector.

  With the Network Convergence Gateway, wireline service providers can extend single–number mobile voice, text multimedia messaging and video services to residential, corporate and hotspot locations with broadband access. This is achieved on a service provider’s existing networks while preparing them for the IMS platform of the future. Some particular features include:

  Wireline Messaging – SMS, Instant Messaging and Presence

  Wireline Messaging provides VoIP users with the ability to send and receive text messages to and from the mobile network. It also enables an instant messaging service and presence capability.

  Wireline Call Continuity

  Wireline Call Continuity, enables users to move calls from their desktop PC or mobile VoIP phone to another device, including a standard mobile phone or smartphone. This eliminates the inconvenience with switching phones when leaving the office or home during a VoIP call.

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

Sales and Marketing

          We generate revenue from the sale of our products, any applicable related professional services and support through our sales team, our website and our partners and value added resellers who distribute our products through their independent distribution channels. We typically license our software on a one–time fee per user basis, or on a monthly subscription fee per user basis.

          We focus on selling our software products to companies which provide VoIP Services or mobile services to end users and enterprises or to partners who sell telecommunication equipment to those companies and enterprises. Our customers include: (1) telecommunications service providers and Internet telephony service providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to over 380 customers in more than 60 countries where the value of the sale has exceeded $10,000.

          We typically work with our customers to streamline the process of delivering our software to their end users. This includes pre–configuring the information required to connect to the customer's network and enabling or disabling certain features of our products. Our software products are typically co–labelled with our brand and our customer's brand, or privately labelled with our customer's brand. Co–labelling of our products means that the user interface that displays on the computer screen for the end user to see remains as is, but the customer's brand is also placed on the user interface. Private labelling of our products means that the customer can change any and all features of the user interface and can remove all references to our company from the user interface. We receive professional service revenue for configuration and customization of our software.

Marketing

          Our products are marketed through a variety of means including by:

  our customers and partners;

  advertising on our website;

  direct market campaigns;

  co–marketing with our partners, suppliers and customers;

  offering trial use of X–Lite, our free softphone with fewer features than our commercial versions;

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

          We own or hold the exclusive license to fourteen patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing five in–house developed patent applications and one licensed patent application from Columbia University. These six U.S. patent applications are pending, with counterparts pending in other jurisdictions around the world.

          In May 2012, we were granted patent No. US 8,184,590: Method and system for handoff between wireless networks. This patent describes the call handoff between two different wireless networks for dual–mode mobile devices.

          In April 2012, we were granted patent No. US 8,165,576: Method and system for extending services to cellular devices. This patent describes a way to move services such as 4–digit extension dialing, ad hoc conferencing and call transfers to mobile smartphones and tablets.

          In June 2011, we were granted patent No. US 7,958,276: Automatic configuration of peripheral devices. This patent describes a method for automatically configuring peripheral devices such as VoIP softphones, headsets and speakerphones both when the software is started and on important events such as a user unplugging or attaching a headset.

          In October 2010, we were granted patent No. US 7,809,381: Presence detection for cellular and internet protocol telephony for presence detection in mobile and fixed broadband networks. This patent describes a way to automatically select the optimal network connection based on a user’s location, to enable services such as least–cost routing and minimize dropped calls by streamlining the process of transferring calls from the cellular network to broadband network.

          In September 2010, we were granted patent No. US 7,804,821: Circuit Switched Cellular Network to Internet Calling with Internet Antennas. This patent describes the assigning of single identity to multiple devices and how to route the communication services to those devices sharing single identity.

          We also hold a number of registered trademarks in the United States.

          In addition to the protections described above, we generally control access to, and use of our proprietary software and other confidential information through the use of internal and external controls. These controls include contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and certain international copyright laws.

          We have acquired certain patent rights from Openwave Systems Inc. including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold exclusive rights to a patent which is a continuation to previously granted patents. This patent teaches communication methods between mobile and packet networks using a gateway connected to both networks preserving single identity on both networks. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell. We incorporate a number of third party software programs into our software applications pursuant to license agreements.

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

Research and Development

          Development of our products is primarily done through our Canadian wholly–owned subsidiary, CounterPath Technologies Inc., and our U.S wholly–owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2012 were $4,782,908 (2011: $4,469,979).

After Sales Service and Support

          We sell our software on an as–is or limited warranty basis to end users, and we are not required to update or upgrade the software nor are we generally responsible for failure of our software to work on our customer's computer network; however, we offer two levels of renewable annual support to our non–end user customers for a specified percentage of the software license fees. Basic support includes product bug–fixes, nine (9) a.m. to five (5) p.m. Pacific Time (–8GMT), telephone support and email support during the one–year period following the date of sale. Bug–fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades. Product upgrades are separate from bug–fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in customizing, deploying and implementing our applications. We currently maintain a support forum on the Internet at www.counterpath.com/support.html and product user manuals are available online at www.counterpath.com.

Warranty

          In circumstances where we provide a warranty on our software, we warrant that our software will perform substantially in accordance with the materials accompanying the software for periods of up to twelve months from the date of sale to cover defects in workmanship.

Audio and Video Codecs

          Our softphones are integrated with audio and video codecs, which are provided by third–parties either as free open source software or under a royalty bearing license. A codec is a software application that encodes and decodes audio or video data according to a specification.

Competition

          There are numerous developers that compete with our company for market share. Small software development companies, typically compete on the basis of price, while large original equipment manufacturers, typically compete by selling their proprietary software applications as part of a component to an overall proprietary communications system. We compete by offering applications that are compatible with a broad spectrum of communication systems and with various devices and operating systems.

Government Approval

          We have obtained approval from the United States government to export our software that contains encryption technology to certain approved foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

          As of April 30, 2012, we employed 88 people full–time, 22 of whom are engaged in marketing and sales, 41 in research and development, 14 in services and support, 11 in general and administration, and contracted with 25 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

          We hire full–time employees and contractors who are authorized to work in the United States through our wholly–owned subsidiary, BridgePort Networks, Inc. Our wholly–owned subsidiary, CounterPath Technologies Inc. employs full–time employees and contractors who are authorized to work in Canada.

Item 1A.         Risk Factors.

          Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward–looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

     The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as the European debt crisis, are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

          Our revenue, operating results and gross margin can fluctuate significantly and unpredictably from quarter to quarter and from year to year, and we expect that they will continue to do so, which could have a material adverse effect on our operating results.

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

          Operating expenses increased to $15,503,327 for the year ended April 30, 2012 from $14,827,431 for the year ended April 30, 2011 while our revenue increased to $14,083,496 for the year ended April 30, 2012 from $11,040,298 for the year ended April 30, 2011. Our ability to reach profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

          We face larger and better–financed competitors, which may affect our ability to operate our business and achieve profitability.

          Management is aware of similar products which compete directly with our products and some of the companies developing these similar products are larger and better–financed than us and may develop products superior to those of our company. In addition to price competition, increased competition may result in other aggressive business tactics from our competitors, such as:

  emphasizing their own size and perceived stability against our smaller size and narrower recognition;

  providing customers “one–stop shopping” options for the purchase of network equipment and application software;

  offering customers financing assistance;

  making early announcements of competing products and employing extensive marketing efforts; and

  asserting infringement of their intellectual property rights.

          Such competition may potentially affect our chances of achieving profitability and ultimately adversely affect our ability to continue as a going concern.

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

  result in substantial employee layoffs or risk the permanent loss of highly–valued employees;

  materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

  cause our stock price to decline significantly; and

  lead to the bankruptcy or liquidation of our company.

          Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could result in time–consuming and expensive litigation, regardless of the merits of such claims.

          We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time–consuming and costly.

          Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyeBeam and X–Lite, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

          Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost–effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

          Unless we can establish broad market acceptance of our current products, our potential revenues may be significantly reduced.

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

          We incorporate open source software into our products. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties to continue offering our products, to re–engineer our products or to discontinue the sale of our products in the event re–engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.

          We may not be able to obtain necessary licenses of third–party technology on acceptable terms, or at all, which could delay product sales and development and adversely impact product quality.

          We have incorporated third–party licensed technology into our current products. We anticipate that we are also likely to need to license additional technology from third parties to develop new products or product enhancements in the future. Third–party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to retain any third party licenses required in our current products or to obtain any new third–party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitive position of our products.

          Our products must interoperate with many different networks, software applications and hardware products, and this interoperability will depend on the continued prevalence of open standards.

          Our products are designed to interoperate with our customers’ existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost–effectively, or at all. If our products do not interoperate effectively, installations could be delayed or orders for our products could be cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our products to interoperate effectively with our customers’ networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.

          Additionally, the interoperability of our products with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as SIP or Session Initiation Protocol. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non–standards–based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our products to interoperate with our customers’ networks, which would have a material adverse effect on our ability to sell our products to service providers.

          We are subject to the credit risk of our customers, which could have a material adverse effect on our financial condition, results of operations and liquidity.

          We are subject to the credit risk of our customers. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our financial condition, results of operations and liquidity.

          We are exposed to fluctuations in interest rates and exchange rates associated with foreign currencies.

          A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2012 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non–U.S. dollar–denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after–tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts during fiscal 2012 (2011:–none)

Risks Associated with our Common Stock

          Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 39,960,479 shares of common stock that were issued and outstanding as of April 30, 2012, our directors owned approximately 27.5% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

          We do not expect to pay dividends in the foreseeable future.

          We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

          The exercise of all or any number of outstanding warrants or stock options or the issuance of other stock–based awards or any issuance of shares to raise funds may dilute your holding of shares of our common stock.

          If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at April 30, 2012, then we would be required to issue an additional 8,307,148 shares of our common stock, which would represent approximately 20.0% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

          We may in the future grant to certain or all of our directors, officers, insiders, and key employees stock options to purchase the shares of our common stock, bonus shares and other stock based compensation as non–cash incentives to such persons. Subject to applicable stock exchange rules, if any, we may grant these stock options and other stock based compensation at exercise prices equal to or less than market prices, and we may grant them when the market for our securities is depressed. The issuance of any additional shares of common stock or securities convertible into common stock will cause our existing shareholders to experience dilution of their holding of our common stock.

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

          The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker–dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker–dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker–dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker–dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker–dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

          In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker–dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker–dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

          The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements, which may limit a stockholder's ability to buy and/or sell shares of our common stock.

          In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker–dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non–institutional customers, broker–dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker–dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Item 1B.         Unresolved Staff Comments.

          Not Applicable.

Item 2.           Properties.

          We do not own any real property. Our Canadian operations are conducted in three leased offices located in Vancouver and Victoria, British Columbia and Kanata, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Charlestown, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On January 11, 2011, we entered into a new lease for our head office premises comprising 12,379 square feet, which commenced on October 1, 2011 and expires on September 30, 2014 for which a deposit of $52,615 was made. The monthly lease payment under the agreement is $21,081 plus $21,676 in operating costs. Management believes that this office space is adequate for the operations of our company for the foreseeable future.

Item 3.           Legal Proceedings.

          None.

Item 4.           Mine Safety Disclosures

          Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our common stock is quoted on the NASDAQ Capital Market and the TSX Venture Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004, the NASDAQ Capital Market on July 11, 2012 and trading on the TSX Venture Exchange on August 25, 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board and the high and low sale prices for our common stock on the TSX Venture Exchange based on inter–dealer prices, without retail mark–up, mark–down or commission and may not represent actual transactions as reported by the OTC Bulletin Board and the TSX Venture Exchange, respectively.

Quarter Ended	OTC Bulletin Board(1) (U.S. dollars)		TSX Venture Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2010	$1.35	$0.82	$1.34	$0.85
October 31, 2010	$1.50	$1.00	$1.50	$1.01
January 31, 2011	$2.70	$1.45	$2.60	$1.50
April 30, 2011	$2.60	$1.90	$2.45	$1.95
July 31, 2011	$2.16	$1.55	$2.25	$1.70
October 31, 2011	$2.30	$1.60	$2.35	$1.60
January 31, 2012	$1.85	$1.35	$1.80	$1.60
April 30, 2012	$2.95	$1.60	$2.85	$1.62

(1)	Between March 19, 2008 and July 10, 2012, our stock has been quoted on the OTC Bulletin Board under the trading symbol "CPAH".

(2)	Since August 25, 2008, our stock has been quoted on the TSX Venture Exchange under the trading symbol "CCV".

          Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

          On July 15, 2012, the shareholders' list of our shares of common stock showed 100 registered shareholders and 41,556,353 shares outstanding.

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

Equity Compensation Plan Information

          The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, as well as warrants granted outside of our compensation plan, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2010 Stock Option Plan	4,925,979 (1)(2)	$1.15	1,224,265 (3)
Employee Share Purchase Plan	143,599	N/A	556,401
Deferred Share Unit Plan	1,588,064	N/A	411,936
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,657,642	$1.15	2,192,602

(1)	As of April 30, 2012, we had issued stock options to purchase 3,925,979 shares of our common stock pursuant to our 2010 Stock Option Plan.

(2)

Includes 3,925,979 options outstanding as at April 30, 2012 and 1,000,000 warrants issued to a customer during fiscal year ended April 30, 2012, which warrants were issued against securities available to be issued under the 2010 Stock Option Plan.

(3)	As of April 30, 2012, there were 1,224,265 underlying shares of our common stock remaining and available to be issued under our 2010 Stock Option Plan.

2010 Stock Option Plan

          On August 13, 2010, the board of directors of our company approved the consolidation of the 2004 stock option plan (the “2004 Plan”) and the amended and restated 2005 stock option plan (the “2005 Plan”) into one plan referred to as the 2010 Stock Option Plan. On September 27, 2010, our shareholders approved the consolidation of the 2004 Plan and the 2005 Plan into one plan referred to as the 2010 Stock Option Plan. Similar to the 2004 Plan and the 2005 Plan, the purpose of the 2010 Stock Option Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the 2010 Stock Option Plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the 2010 Stock Option Plan) who are subject to tax in the United States may receive “incentive stock options”, and stock options granted to non–United States residents may receive awards of “options”.

          On September 27, 2011, our shareholders approved the increase in the number of shares of common stock issuable under the 2010 Stock Option Plan by 1,000,000 permitting us to issue up to 6,860,000 shares of our common stock under the 2010 Stock Option Plan. As of April 30, 2012, there were 3,925,979 stock options outstanding entitling the holders thereof the right to purchase one common share for each option held.

Employee Share Purchase Plan

          On October 1, 2008, our shareholders approved the employee share purchase plan for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the plan is voluntary. Within the limits of the plan, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the plan. As of April 30, 2012, we have issued 143,599 shares of our common stock under the plan.

Deferred Share Unit Plan

          Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of our company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one–third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. We are permitted to issue up to 2,000,000 deferred share units under the DSUP. As of April 30, 2012, we have issued 1,588,064 deferred share units under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

Recent Sales of Unregistered Securities

          On March 8, 2012, we granted 25,000 stock options pursuant to our 2010 Stock Option plan to one employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $2.55. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to non–U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in a offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 6.           Selected Financial Data.

          Not Applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. This discussion and analysis contains forward–looking statements that involve risk, uncertainties and assumptions.

          In some cases, you can identify forward–looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward–looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward–looking statements to conform these statements to actual results.

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

Business of CounterPath

          Our business focuses on the design, development, marketing and sales of personal computer and mobile application software, gateway server software and related professional services, such as pre and post sales, technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed–mobile convergence markets. VoIP, unified communications and fixed–mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit–switched connections of the public switched telephone network.

          Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Customers that we are targeting include: (1) telecommunications service providers, Internet telephony service providers, (2) original equipment manufacturers serving the networking and telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video.

Revenue

          We derive revenue from the sale of software licenses and software customization and services associated with software such as technical support services, implementation and training. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

          Post contract customer support services include e–mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when–and–if available basis, and are recognized ratably over the term of the service period, which is generally twelve months.

          We offer our products and services directly through our sales force and indirectly through distribution partners. Our distribution partners include networking and telecommunications equipment vendors throughout the world.

          The amount of product configuration and customization, which reflects the requested features, determines the price for each sale. The number of software licenses purchased has a direct impact on the average selling price. Services may vary depending upon a customer's requirements for technical support, implementation and training.

          We believe that our revenue and results of operations may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering patterns.

Operating Expenses

          Operating expenses consist of cost of sales, sales and marketing, research and development, and general and administrative expenses. Personnel–related costs are the most significant component of each of these expense categories.

          Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) amortization of intangible assets, (d) billable and non–billable travel, lodging, and other out–of–pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years from acquisition, which is management's estimate of the useful life of the customer asset.

          Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock–based compensation, (b) commissions, (c) travel, lodging and other out–of–pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

          Research and development expense consists primarily of: (a) salaries and related personnel costs including stock–based compensation, (b) payments to suppliers for design and consulting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of our research and development costs have been expensed as incurred.

          General and administrative expense consists primarily of: (a) salaries and personnel costs including stock–based compensation related to our executive, finance, human resource and information technology functions, (b) accounting, legal, tax advisory and regulatory fees and (c) other related overhead.

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

Revenue Recognition

          We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) ASC 985–605 "Software Revenue Recognition", as amended by SOP 98–9 "Modification of SOP 97–2, Software Revenue Recognition with Respect to Certain Transactions."

          In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. For distribution and reseller arrangements, fees are fixed or determinable and collection probable when there are no rights to exchange or return and fees are not dependable upon payment from the end–user. If any of these criteria are not met, revenue is deferred until such time that all criteria have been met.

          A substantial percentage of our revenue is generated by multiple–element arrangements, such as products, maintenance and support, professional services and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor–specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.

          For contracts with elements related to customized network solutions and certain network build–outs, we apply FASB Emerging Issues Task Force Issue ASC 605–25, "Revenue Arrangements with Multiple Deliverables" and revenues are recognized under ASC 605–35, "Accounting for Performance of Construction–Type and Certain Production–Type Contracts", generally using the percentage–of–completion method.

          In using the percentage–of–completion method, revenues are generally recorded based on a completion of milestones as described in the agreement. Profit estimates on long–term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

          Post contract customer support (PCS) services include e–mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when–and–if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

          PCS service revenue generally is deferred until the related product has been accepted and all other revenue recognition criteria have been met. Professional services and training revenue is recognized as the related service is performed.

          We have a bad debt and a warranty provision in the amount of 2% and 1%, respectively, of software sales, which is amortized over a twelve–month term. We recognize this deferred revenue evenly over a twelve–month period from the date of the sale.

Stock–Based Compensation

          Stock options granted are accounted for under ASC 718 (prior authoritative literature: SFAS No. 123R) "Share–Based Payment" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

          Stock–based compensation represents the cost related to stock–based awards granted to employees and non–employee consultants. We measure stock–based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight–line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non–employee consultants and the options are earned. We estimate the fair value of stock options using a Black–Scholes option valuation model.

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected volatility for options granted during the year ended April 30, 2012 was 74.20% . The expected life of options granted after April 30, 2006 has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107 Share–Based Payment, and SAB 110 Share–Based Payment, beginning January 1, 2008. The expected term of options granted during the year ended April 30, 2012 was 3.7 years. For the year ended April 30, 2012, the weighted–average risk–free interest rate used was 0.86% . The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15% in the year ended April 30, 2012, in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock–based compensation expense. For the year ended April 30, 2012, we recorded an expense of $738,803 in connection with share–based payment awards. A future expense of non–vested options of $1,252,011 and non–vested deferred share units of $308,812 is expected to be recognized over a weighted–average period of 3.08 years and 1.84 years respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

          We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write–off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable are periodically reviewed for collectability on an individual basis.

Goodwill and Intangible Assets

          We have goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer asset. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long–Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Goodwill and Intangible Assets—Impairment Assessments

          We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets. The provisions of ASC 350 require that a two–step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

          Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2012, did not result in an impairment charge for fiscal year 2012, nor did we record any goodwill impairment in fiscal 2011.

          We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that other than temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 360, Accounting for the Impairment or Disposal of Long–Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

          Assumptions and estimates about future values and remaining useful lives of our intangible and other long–lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long–term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the current year (2011 – $nil).

Derivative Instruments

          On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2012. We follow the guidance in ASC 815–40–15, and record the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than our U.S. Dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period using the Binomial method, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations.

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

Results of Operations

          Our operating activities during the year ended April 30, 2012, consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2012 and 2011, and as at April 30, 2012 and April 30, 2011, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2012 and 2011. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non–GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non–GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2012			2011
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$14,083,496	100%		$11,040,298	100%

Non–GAAP operating expenses[1]	13,977,813	99%		13,161,269	119%
Stock–based compensation	738,802	5%		812,485	7%
Amortization of intangible assets	786,712	6%		853,677	8%
GAAP operating expenses	15,503,327	110%		14,827,431	134%

Loss from operations	(1,419,831)	(11%	)	(3,787,133)	(36%	)
Interest and other income, net	(1,007)	0%		165,036	1%
Fair value adjustment on derivative instrument	(715,803)	5%		–	–%
Gain on settlement of debt	–	–%		246,715	2%
Foreign exchange gain/(loss)	13,280	–%		(166,949)	2%
Net loss	$(2,123,361)	(15%	)	$(3,542,331)	(32%	)

Loss per share	($0.05)			($0.11)

Weighted average common shares outstanding	38,792,066			33,191,749
_______________________
1.	Non–GAAP operating expense is equal to GAAP operating expense less stock–based compensation and amortization of intangible assets.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2012	2011
Cash	$8,154,139	$1,707,397
Current assets	12,339,167	4,835,997
Current liabilities	5,850,427	3,448,409
Total liabilities	6,005,084	4,854,460
Total assets	$21,543,944	$15,210,969

Revenue

          Revenue for the year ended April 30, 2012 and 2011 were as follows:

	2012		2011		Period–to–Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$8,494,852	60%	$7,205,947	65%	$1,288,905	18%
Service	5,588,644	40%	3,834,351	35%	1,754,293	46%
Total revenue	$14,083,496	100%	$11,040,298	100%	$3,043,198	28%

Revenue by Region
International	$4,866,119	35%	$4,652,784	42%	$213,335	5%
North America	9,217,377	65%	6,387,514	58%	2,829,863	44%
Total revenue	$14,083,496	100%	$11,040,298	100%	$3,043,198	28%

          For the year ended April 30, 2012, we generated $14,083,496 in revenue compared to $11,040,298 for the year ended April 30, 2011, representing an increase of $3,043,198. We generated $8,494,852 in software revenue for the year ended April 30, 2012 compared to $7,205,947 for the year ended April 30, 2011, representing an increase of $1,288,905. The increase in software revenue for the year ended April 30, 2012, was primarily a result of increases in sales to original equipment manufacturers and service providers, as well as, sales from our online store. Software sales from our online store grew by approximately $240,000 to approximately $1,855,000, in part as a result of various online promotions offered throughout the year. For the year ended April 30, 2012, service revenue was $5,588,644 compared to $3,834,351 for the year ended April 30, 2011, representing an increase of $1,754,293. The increase in service revenue for the year ended April 30, 2012, was primarily attributable to the increase in software sales as well as the customization services delivered to two significant customers in preparation of their deployment of our software applications. International revenue outside of North America increased by 5% during the year ended April 30, 2012 compared to the year ended April 30, 2011, due to primarily to moderate increases in sales in Europe. North American revenue increased by 44% during the year ended April 30, 2012, compared to year ended April 30, 2012, primarily as a result of an increase in sales of software and services to North American original equipment manufacturers.

Operating Expenses

Cost of Sales

          Cost of sales for the year ended April 30, 2012 and 2011 were as follows:

	April 30, 2012		April 30, 2011		Period–to–Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,818,570	20%	$2,864,838	26%	($46,268)	(2%	)

          Cost of sales was $2,818,570 for the year ended April 30, 2012, compared to $2,864,838 for the year ended April 30, 2011. The decrease of $46,268 was primarily the result of a decrease of approximately $30,000 in license costs due to a decrease in third party software and hardware costs, a decrease of approximately $68,000 in amortization of intangible assets and a decrease of approximately $38,000 in warranty expense. This decrease was offset by an increase in personnel–related expenses of approximately $93,000. Cost of sales expressed as a percent of revenue was 20% of revenue for the year ended April 30, 2012, as compared to 26% for the year ended April 30, 2011. This decrease in percentage was the result of a substantial increase in revenue of $3,043,198 for the year ended April 30, 2012 as compared to revenue for the year ended April 30, 2011 while cost of sales decreased by $46,268 year over year. The decrease in percentage was primarily due to a reduction of approximately $68,000 in amortization of intangible assets, a decrease of approximately $38,000 in warranty expense, which was offset by an increase of $93,000 in personnel related costs.

Sales and Marketing

          Sales and marketing expenses for the year ended April 30, 2012 and 2011 were as follows:

	April 30, 2012		April 30, 2011		Period–to–Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,869,815	27%	$3,495,274	32%	$374,541	11%

          Sales and marketing expenses were $3,869,815 for the year ended April 30, 2012, compared to $3,495,274 for the year ended April 30, 2011. The increase of $374,541 was primarily the result of an increase in personnel–related expenses of approximately $259,000 and travel–related expenses of approximately $40,000. Other sales and marketing related expenses including stock–based compensation, office supplies, and tradeshows increased by approximately $75,000 during the year ended April 30, 2012, compared to the year ending April 30, 2011.

Research and Development

          Research and development expenses for the year ended April 30, 2012 and 2011 were as follows:

	April 30, 2012		April 30, 2011		Period–to–Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,782,908	34%	$4,469,979	40%	$312,929	7%

          Research and development expenses were $4,782,908 for the year ended April 30, 2012, compared to $4,469,979 for the year ended April 30, 2011. The increase of $312,929 resulted primarily from an increase of approximately $179,000 in personnel–related expenses, and an increase of approximately $174,000 in professional services partially offset by a decrease of approximately $41,000 in other costs.

General and Administrative

          General and administrative expenses for the years ended April 30, 2012 and 2011 were as follows:

	April 30, 2012		April 30, 2011		Period–to–Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,032,035	29%	$3,997,340	36%	$34,695	1%

          General and administrative expenses for the year ended April 30, 2012, were $4,032,035 compared to $3,997,340 for the year ended April 30, 2011. The increase of $34,695 in general and administrative expenses was primarily attributable to an increase in personnel–related expenses of approximately $98,000, an increase of approximately $66,000 in travel and an increase of approximately $12,000 in other expenses. These increases were partially offset by a $44,000 decrease in amortization of capital assets as a number of capital assets became fully amortized in the year ended April 30, 2012, a decrease of approximately $65,000 in rent expense and a decrease of approximately $32,000 in public relations related expense.

Interest and Other Income

          Interest and other income for the year ended April 30, 2012, was $171,453 compared to $245,401 for the year ended April 30, 2011. Interest expense for the year ended April 30, 2012, was $172,460 compared to $80,365 for the year ended April 30, 2011. Interest expense during the year ended April 30, 2012 primarily relates to the accretion of a convertible debenture discount of approximately $159,800 and cash interest expense of approximately $12,600.

          Foreign exchange gain for the year ended April 30, 2012, was $13,280 compared to a foreign exchange loss of $166,949 for the year ended April 30, 2011. The foreign exchange gain/loss represents the gain/loss on account of translation of the intercompany accounts of subsidiaries who maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

          Fair value adjustment on derivative instruments for the year ended April 30, 2012 resulted in a non–cash charge of $715,803 compared to nil for the year ended April 30, 2011. On June 14, 2011, we issued 1,579,900 common share purchase warrants exercisable at CDN$2.25 per share and 220,206 broker warrants exercisable at CDN$1.75 per share under a brokered private placement. We recorded the warrants issued as a derivative instrument due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period, and the change in fair value of the derivative instruments is recorded as a gain or loss in our consolidated statements of operations.

          During the year ended April 30, 2011, we recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain non–core intellectual property rights (having no book value) licensed from an institution in settlement of a $246,715 liability for research fees performed by the institution.

Liquidity and Capital Resources

          As of April 30, 2012, we had $8,154,139 in cash compared to $1,707,397 at April 30, 2011, representing an increase of $6,446,742. Our working capital was $6,488,740 at April 30, 2012 compared to $1,387,588 at April 30, 2011, representing an increase of $5,101,152. Management anticipates that the future capital requirements of the Company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

          The Company has $1,077,526 in cash held outside of the US, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

          Our operating activities resulted in a net cash outflow of $301,331 for the year ended April 30, 2012. This compares with a net cash outflow of $1,369,630 for the year ended April 30, 2011, representing a $1,068,299 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2012 was primarily a result of a net loss of $2,123,361, and an increase in accounts receivable of $993,898 attributable to higher year over year revenue. The net cash outflow was offset by adjustment for non–cash expenses including $738,803 for stock–based compensation, $786,712 for amortization of intangible assets, $715,803 for change in fair value of derivative instruments and $109,243 for depreciation and amortization.

          The net cash outflow from operating activities resulted in a net cash outflow of $1,369,630 for the year ended April 30, 2011. The net cash outflow from operating activities for the year ended April 30, 2011 was primarily a result of a net loss of $3,542,331, and an increase in accounts receivable of $529,447 attributable to higher year over year revenue. The net cash outflow was offset by adjustment for non–cash expenses including $812,485 for stock–based compensation, $853,677 for amortization of intangible assets, and $134,880 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $81,743 for the year ended April 30, 2012, primarily due to the purchase of equipment, offset by a return of deposits during the year. This compares with a net cash outflow of $132,005 for the year ended April 30, 2011, primarily due to the purchase of equipment and deposits. At April 30, 2012, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $6,718,987 for the year ended April 30, 2012, compared to a net cash inflow of $1,660,373 for the year ended April 30, 2011.

          On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013.

          On July 28, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On August 24, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On May 14, 2012, we received total proceeds of $114,086 (CDN$112,500) from the exercise of 50,000 warrants issued pursuant to a private placement that closed June 14, 2011.

          On June 19, 2012, we issued an aggregate of 1,465,000 units under a non–brokered private placement for aggregate gross proceeds of $3,597,000 (CDN$3,662,500) at a price of $2.46 (CDN$2.50) per unit, with each unit consisting of one share of our common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $3.25 per share until June 19, 2014.

Off–Balance Sheet Arrangements

          We do not have, and do not have any present plans to implement, any off–balance sheet arrangements.

New Accounting Pronouncements

          In October 2009, FASB’s Emerging Issues Task Force issued ASU 2009–14 “Certain Revenue Arrangements That Include Software Elements.” ASU 2009–14 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non–software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and we were required to adopt this guidance in its first quarter of fiscal 2012. The adoption of ASU 2009–14 did not have a material impact on our financial statements.

          In April 2010, the FASB issued Accounting Standards Update No. 2010–13, Effect of Denominating the Exercise Price of a Share–Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share–based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative–effect adjustment to the opening balance of retained earnings. The cumulative–effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of ASC 2010–13 did not have a material impact on our financial statements.

          In April 2010, the FASB issued Accounting Standards Update No. 2010–17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010–17). ASU 2010–17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive.

ASU 2010–17 is effective for fiscal years and interim periods within those fiscal years, beginning June 15, 2010. The adoption of ASU 2010–17 did not have a material impact on the Company's financial statements.

          In May 2011, the FASB issued Accounting Standards Update No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. We early implemented the requirements and present net income and comprehensive income in a single continuous statement.

          In May 2011, the FASB issued Accounting Standards Update (ASU) 2011–04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011.

          In June 2011 the FASB issued Accounting Standards Update 2011–05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of ASU 2011–05 will have any impact on its consolidated financial statements.

          In September 2011, the FASB issued accounting Standards Update 2011–08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have early adopted this standard on September 30, 2011, and it did not materially impact our consolidated financial statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable.

Item 8.           Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
vancouver@bdo.ca	925 West Georgia Street
www.bdo.ca	Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Corporation:

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 19, 2012

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2012	2011
Assets
Current assets:
Cash	$8,154,139	$1,707,397
Accounts receivable (net of allowance for doubtful accounts of $334,294 (2011 – $49,883) )	4,014,472	3,018,188
Investment tax credits recoverable	–	–
Prepaid expenses and deposits	170,556	110,412
Total current assets	12,339,167	4,835,997

Deposits	62,521	159,433
Equipment – Note 3	101,024	59,574
Intangible assets (net of accumulated amortization of $5,890,282 (2011 – $5,097,578)) – Note 2(b)	38,853	859,664
Goodwill – Note 2(b)	8,957,977	9,247,993
Other assets	44,402	48,308
Total Assets	$21,543,944	$15,210,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,416,489	$2,340,897
Derivative instruments – Note 8	2,026,944	–
Unearned revenue	1,308,174	958,626
Customer deposits	13,872	2,018
Accrued warranty – Note 2(b)	84,948	146,868
Total current liabilities	5,850,427	3,448,409

Convertible debentures – Note 6	–	1,305,002
Deferred lease inducements	56,082	2,474
Unrecognized tax benefit – Notes 2(b) and 9	98,575	98,575
Total liabilities	6,005,084	4,854,460

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 7 Authorized: 100,000,000 Issued and outstanding: April 30, 2012 – 1; April 30, 2011 – 1	–	–
Common stock, $0.001 par value – Note 8 Authorized: 83,076,900 Issued and outstanding: April 30, 2012 – 39,960,479; April 30, 2011 – 33,439,906	39,961	33,440
Additional paid–in capital	61,025,529	53,420,601
Accumulated deficit	(45,446,771)	(43,323,410)
Accumulated other comprehensive income (loss) – currency translation adjustment	(79,859)	225,878
Total stockholders’ equity	15,538,860	10,356,509
Liabilities and Stockholders’ Equity	$21,543,944	$15,210,969

Commitments – Note 12

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2012	2011

Revenue – Note 10:
Software	$8,494,852	$7,205,947
Service	5,588,644	3,834,351
Total revenue	14,083,496	11,040,298
Operating expenses:
Cost of sales (includes depreciation of $25,485 (2011 – $22,017) and amortization of intangible assets of $786,712 (2011 – $853,677)) – Note 2(b)	2,818,569	2,864,838
Sales and marketing	3,869,815	3,495,274
Research and development	4,782,908	4,469,979
General and administrative	4,032,035	3,997,340
Total operating expenses	15,503,327	14,827,431
Loss from operations	(1,419,831)	(3,787,133)
Interest and other income (expense), net
Interest and other income	171,453	245,401
Interest expense	(172,460)	(80,365)
Foreign exchange gain (loss)	13,280	(166,949)
Fair value adjustment on derivative instruments – Note 8	(715,803)	–
Gain on settlement of debt – Note 13	–	246,715
Net loss for the year	$(2,123,361)	$(3,542,331)

Other comprehensive income (loss):
Foreign currency translation adjustments	(305,737)	639,560
Comprehensive loss	$(2,429,098)	$(2,902,771)
Net loss per share:
Basic and diluted	$(0.05)	$(0.11)

Weighted average common shares outstanding:	38,792,066	33,191,749

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net loss for the year	$(2,123,361)	$(3,542,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,243	134,880
Amortization of intangible assets	786,712	853,677
Shares issued as part of share purchase plan	–	25,327
Stock–based compensation	738,803	812,485
Warrant expense	–	269,633
Fair value adjustment on derivative instruments	715,803	–
Foreign exchange loss	(13,280)	166,949
Accretion of debenture discount	159,798	55,738
Changes in assets and liabilities:
Accounts receivable	(993,898)	(529,447)
Prepaid expenses and deposits	(65,701)	111,801
Accounts payable and accrued liabilities	95,448	(35,745)
Other assets	(10,380)	(18,658)
Unearned revenue	349,548	303,265
Customer deposits	11,854	(3,109)
Accrued warranty	(61,920)	25,905
Net cash used in operating activities	(301,331)	(1,369,630)

Cash flows from investing activities:
Purchase of equipment	(150,727)	(83,304)
Deposits	68,984	(48,701)
Net cash used in investing activities	(81,743)	(132,005)

Cash flows from financing activities:
Common stock issued , net of transaction costs	6,718,987	195,573
Convertible debenture	–	1,464,800
Net cash provided by financing activities	6,718,987	1,660,373

Foreign exchange effect on cash	110,829	(8,154)

Increase (decrease) in cash	6,446,742	150,584

Cash, beginning of the year	1,707,397	1,556,813
Cash, end of the year	$8,154,139	$1,707,397

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$12,662	$25,835
Taxes	$–	$–

Non cash transactions – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2012 and 2011
(Stated in U.S. Dollars)

	Common shares		Preferred Shares
								Accumulated
	Number		Number			Additional		Other
	of		of			Paid–in	Accumulated	Comprehensive
	Shares	Par Value	Shares		Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2010	33,015,627	$33,016	1	$	– $	51,902,471	$(39,781,079)	$(413,682)	$11,740,726

Shares issued:
Exercise of stock options	307,837	308	–		–	145,236	–	–	145,244
Employee Share Purchase Plan	55,571	56	–		–	75,300	–	–	75,356
Exchange of subsidiary preferred shares – Note 7	60,871	60	–		–	(60)	–	–	–
Stock–based compensation – Note 8	–	–	–		–	812,485	–	–	812,485
Share purchase warrants – Note 8	–	–	–		–	269,633	–	–	269,633
Discount on convertible debenture
beneficial conversion feature – Note 6	–	–	–		–	215,536	–	–	215,536
Net loss for the year	–	–	–		–	–	(3,542,331)	–	(3,542,331)
Foreign currency translation adjustment	–	–	–		–	–	–	639,560	639,560
Balance, April 30, 2011	33,439,906	33,440	1		–	53,420,601	(43,323,410)	225,878	10,356,509

Shares issued:
Private placements	3,145,800	3,146	–		–	5,633,024	–	–	5,636,170
Less: Proceeds allocated to warrants –Note 8	–	–	–		–	(1,311,141)	–	–	(1,311,141)
Less: Share issue costs	–	–	–		–	(605,922)	–	–	(605,922)
Issued on conversion of debentures	1,332,261	1,332	–		–	1,463,468	–	–	1,464,800
Shares issued on exercise of warrants	1,666,668	1,667	–		–	1,498,334	–	–	1,500,001
Exercise of stock options	375,844	376	–		–	188,362	–	–	188,738
Stock–based compensation – Note 8	–	–	–		–	738,803			738,803
Net loss for the year	–	–	–		–	–	(2,123,361)	–	(2,123,361)
Foreign currency translation adjustment	–	–	–		–	–	–	(305,737)	(305,737)
Balance, April 30, 2012	39,960,479	$39,961	1	$	– $	61,025,529	$(45,446,771)	$(79,859)	$15,538,860

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company changed its name from CounterPath Solutions, Inc. to CounterPath Corporation on October 17, 2007. The Company’s common shares are quoted for trading on the NASDAQ Capital Market in the United States of America and on the TSX Venture Exchange in Canada.

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

On February 5, 2008, the Company's wholly–owned subsidiaries, NewHeights and CounterPath Solutions R&D Inc. were amalgamated under the name CounterPath Technologies Inc.

On November 1, 2010, the Company's wholly–owned subsidiaries, FirstHand Technologies Inc. and CounterPath Technologies Inc. were amalgamated under the name CounterPath Technologies Inc.

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to telecom carriers, telecom original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

These consolidated financial statements include the accounts of the Company and its wholly–owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, and BridgePort Networks, Inc. incorporated under the laws of the state of Delaware. The results of NewHeights Software Corporation (which subsequently was amalgamated with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (which subsequently was amalgamated with CounterPath Technologies Inc.) and BridgePort Networks, Inc. are included from February 1, 2008, the date of acquisition. All inter–company transactions and balances have been eliminated.

b)	Significant Accounting Policies

Revenue Recognition:

The Company recognizes revenue in accordance with the ASC 985–605 (prior authoritative literature: American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97–2) “Software Revenue Recognition”, as amended by SOP 98–9, “Modification of SOP 97–2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

•	Persuasive evidence of an arrangement. The Company considers a noncancelable agreement signed by the Company and the customer to be representative of persuasive evidence of an arrangement.

•

Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no post–delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

Revenue is allocated to each of the undelivered elements based on its respective fair value.

For contracts with elements related to customized network solutions and certain network build–outs, for transactions accounted for as sales of products or services, we apply FASB Accounting Standards Codification (“ASC”) Subtopic 605–25 (Prior authoritative literature: Emerging Issues Task Force Issue No. 00–21, "Revenue Arrangements with Multiple Deliverables") and revenues are recognized under ASC 605–35, for long–term transactions entered to supply software, or software systems, that require significant modification or customization (prior authoritative literature: SOP 81–1, "Accounting for Performance of Construction–Type and Certain Production–Type Contracts"), generally using the percentage–of–completion method.

In using the percentage–of–completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long–term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Service revenue includes sales of support and other services, including professional services, training, and reimbursable travel. Support services include telephone support, e–mail support and unspecified rights to product updates and upgrades, and are recognized ratably over the term of the service period, which is generally 12 months. Support revenue is generally deferred until the related product has been accepted and all other revenue recognition criteria have been met. Professional services and training revenue is recognized as the related service has been performed.

Stock–Based Compensation:

The Company adopted ASC 718 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock–Based Compensation”), using the modified prospective method on May 1, 2006. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718, the compensation expense is amortized on a straight–line basis over the requisite service period which approximates the vesting period.

Stock options granted to non–employees were accounted for in accordance with ASC 718 and ASC 505–50 (prior authoritative literature: EITF No. 96–18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. Compensation expense for unvested options to non–employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

With the adoption of ASC 718, the Company has elected to use the Black–Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non–employees for the years ended April 30, 2012 and April 30, 2011 using the assumptions more fully described in Note 8.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

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

Equipment and Amortization:

Equipment is recorded at cost. Depreciation is provided for using the straight–line method over the estimated useful lives as follows:

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

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350–40 (prior authoritative literature: the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98–1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350–50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00–2, “Accounting for Website Development Costs”).

Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred.

These capitalized costs are amortized based on their estimated useful life over three years. Payroll and other related costs are not capitalized, as the amounts principally relate to maintenance.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

Impairment of Long–Lived Assets:

In accordance with ASC Topic 360–10–15 (prior authoritative literature: Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”), the carrying value of intangible assets and other long–lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights on August 2, 2007, and FirstHand and BridgePort on February 1, 2008.

The intangible assets of NewHeights are reported at acquisition cost and include amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer assets of $2,283,908 (CDN$2,431,500). The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer asset.

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

The intangible assets of BridgePort are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $476,703 and customer asset of $43,594. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer asset. The expected amortization to be recorded for year ended April 30, 2013, of the acquired technologies and customer asset is as follows:

Fiscal Year	NewHeights	FirstHand	BridgePort	Total
2013	$38,853	$–	$–	$38,853

The above intangible assets are expected to be fully amortized as at April 30, 2013.

In accordance with ASC Topic 360–10–15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of April 30, 2012 and determined that there was no impairment of its intangible assets (2011 – $nil).

The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For the Company, this asset grouping is deemed to be at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of FirstHand and NewHeights), and equipment. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The Company assessed the recoverability of the carrying value of its long–lived assets based on estimated undiscounted cash flows to be generated from such assets. For the year ended April 30, 2012, the carrying value of the asset group was less than the undiscounted cash flows, indicating no impairment (2011 – $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

A summary of the Company’s intangible assets, net, at April 30, 2012, is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$–
Customer assets	2,727,485	1,472,604	1,216,028	38,853
Intangible assets, April 30, 2012	$9,033,821	$5,890,282	$3,104,686	$38,853

A summary of the Company’s intangible assets, net at April 30, 2011 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,314,811	$4,038,003	$1,888,658	$388,150
Customer assets	2,747,117	1,059,575	1,216,028	471,514
Intangible assets, April 30, 2011	$9,061,928	$5,097,578	$3,104,686	$859,664

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $334,294 at April 30, 2012 (2011 – $49,883). Bad debt expense for the year ended April 30, 2012, was $169,736 (2011 – $183,893).

The Company evaluates, on a periodic basis, the collectability of its accounts receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company.

The Company determines the allowance for doubtful debts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts.

Foreign Currency Translation:

The Company’s functional currency is the U.S. dollar. The Company’s wholly–owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts to the reporting currency, United States dollars, in accordance with ASC Topic 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

For transactions undertaken by the Company in foreign currencies, monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non–monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one–year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2012 and 2011 were as follows:

	Years Ended April 30,
	2012	2011

Balance, beginning of year	$146,868	$120,963
Change	(61,920)	25,905
Balance, end of year	$84,948	$146,868

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Fair Value of Financial Instruments:

The Company’s financial instruments, consist of cash, accounts receivable, accounts payable and accrued liabilities, customer deposits, accrued warranty, and derivative liabilities. The fair value of the financial instruments approximate book value

As a basis for considering market participant assumptions in fair value measurements, ASC 820–10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy, as defined by ASC 820–10, contains three levels of inputs that may be used to measure fair value as follows:

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

The Company’s derivative financial instruments are valued using observable market–based inputs to industry valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility obtained from various market sources.

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

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB ASC Topic 740). FIN 48 contains a two–step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

Comprehensive Loss:

The Company has adopted ASC Topic 220 (prior authoritative literature: SFAS No. 130 “Reporting Comprehensive Income”). Comprehensive loss is comprised of foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260–10 (prior authoritative literature: SFAS No. 128, "Earnings Per Share", and EITF No. 03–06, “Participating Securities and the Two–Class Method under FASB Statement No. 128”, respectively).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the preferred shares issued from 6789722 Canada Inc., a subsidiary of the Company, that are exchangeable into shares of common stock of the Company (Note 7) for the period or portion of the period that this security is outstanding. There are no exchangeable shares remaining as all have been exchanged into shares of common stock of the Company as of April 30, 2012.

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2012, loss per share excludes 8,307,148 (April 30, 2011 – 9,054,175) potentially dilutive common shares (related to stock options, deferred share units, warrants, exchangeable shares and convertible debt) as their effect was anti–dilutive.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2012 was $6,834,353 (CDN$6,704,947) (April 30, 2011 – $7,055,616) and $2,123,624 (CDN$2,083,752) (April 30, 2011 – $2,192,377), respectively. During the fourth quarter of its fiscal year ended April 30, 2012, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the market multiples of comparable companies as at April 30, 2012. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2012 (2011 – $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

b)	Significant Accounting Policies – (cont’d)

Derivative Instruments and Hedging Activities:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit–risk–related contingent features in derivative agreements. Following the guidance in ASC 815–40–15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S.dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The Company manages foreign currency market risk using option or forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non–functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. The Company revalues all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in other comprehensive income (OCI). These gains and losses largely offset gains and losses recorded from the revaluation of our non–functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

We record our foreign currency forward contracts on our Consolidated Balance Sheets as other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 11 “Derivative Instruments and Hedging Activities,” of the Notes to the Consolidated Financial Statements). The Company did not enter into any forward contracts during the year ended April 30, 2012 (2011none).

c)	New Accounting Pronouncements

In October 2009, FASB’s Emerging Issues Task Force issued ASU 2009–14 “Certain Revenue Arrangements That Include Software Elements.” ASU 2009–14 addresses certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non–software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for arrangements entered into, or materially modified, in periods beginning on or after June 15, 2010, with earlier adoption permitted, and the Company was required to adopt this guidance in its first quarter of fiscal 2012. The adoption of ASU 2009–14 did not have a material impact on the Company's financial statements.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In April 2010, the FASB issued Accounting Standards Update(ASU) No. 2010–13, Effect of Denominating the Exercise Price of a Share–Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, amends Topic 718 to clarify that an employee share–based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative–effect adjustment to the opening balance of retained earnings. The cumulative–effect adjustment should be calculated for all awards outstanding as of the beginning of the year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of ASU 2010–13 did not have a material impact on the Company's financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010–17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010–17). ASU 2010–17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010–17 is effective for fiscal years and interim periods within those fiscal years, beginning June 15, 2010. The adoption of ASU 2010–17 did not have a material impact on the Company's financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. We early implemented the requirements and present net income and comprehensive income in a single continuous statement.

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011–05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011–05 will have any impact on its consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies – (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011–04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011–08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have early adopted this standard on September 30, 2011, and it did not materially impact our consolidated financial statements.

Note 3	Equipment

	April 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$811,231	$786,338	$24,893
Computer software	799,751	779,149	20,602
Leasehold improvements	250,192	211,191	39,001
Office furniture	229,798	213,270	16,528
Websites	49,915	49,915	–
	$2,140,887	$2,039,863	$101,024

	April 30, 2011
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$730,148	$730,148	$–
Computer software	774,769	753,298	21,471
Leasehold improvements	206,941	193,303	13,638
Office furniture	228,422	203,957	24,465
Websites	49,915	49,915	–
	$1,990,195	$1,930,621	$59,574

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2012 and 2011 are comprised of the following:

	April 30,
	2012	2011
Accounts payable – trade	$441,014	$658,904
Accrued commissions	218,212	162,147
Accrued vacation	555,742	472,830
Third party software royalties	516,100	462,423
Accrued severance – Note 12	84,107	225,719
Other accrued liabilities	601,314	358,874
	$2,416,489	$2,340,897

Note 5	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, are ongoing license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the year ended April 30, 2012, pursuant to the terms of these agreements, was $606,149 (2011 – $525,968).

As at April 30, 2012, the Company had an accounts receivable balance from Mitel of $242,469 (April 30, 2011 – $114,369).

During the year ended April 30, 2012, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $79,612 (2011 – $84,121) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

In connection with a non–brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover Corporation, a company controlled by the Chairman of the Company. In connection with a subsequent private placement on June 14, 2011, Wesley Clover Corporation converted its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture was unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012. During the year ended April 30, 2012, the Company paid interest of $1,775 (2011 – $7,381) to Wesley Clover towards interest on convertible debentures.

In connection with a non–brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one–half of one non– transferable common share purchase warrant. In the event that Wesley Clover did not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 would have been immediately due and payable to the Company and such default amount would have incurred interest at the rate of 2% per month (on a pro–rata basis) on the default amount until the default amount is paid in full.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions – (cont’d)

On August 24, 2011, Wesley Clover Corporation exercised 833,334 warrants at the original exercise price of $0.90 per common share.

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. On January 30, 2012 the Company sold products and services to Mitel Trade s.r.o. for consideration of $208,992. The Company’s revenue for the year ended April 30, 2012, pursuant to the terms of this sale, was $175,705 (2011 – $nil).

As at April 30, 2012, the Company had an accounts receivable balance from Mitel Trade s.r.o. of $206,500 (April 30, 2011 – $nil).

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

Pursuant to ASC Topic 470–20, “Debt with Conversion and Other Options,” the Company determined that the convertible debentures issued on October 29, 2010 contained a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represented a discount on the debt financing which was accreted to income over the term of the debt. During the year ended April 30, 2012, the Company accreted $159,798 (2011–$55,738) by way of discount on the debentures issued.

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

The following table summarizes the Company’s outstanding debentures for the year ended April 30, 2012, and April 30, 2011.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Convertible Debentures– (cont’d)

	April 30,
	2012	2011
Convertible debentures as at April 30, 2011	$1,305,002	$–
Issuance of convertible debenture	–	1,464,800
Beneficial conversion feature	–	(215,536)
Accretion of debenture discount	159,798	55,738
Converted to common shares	(1,464,800)	–
Convertible debentures as at April 30, 2012	$–	$1,305,002

Note 7	Exchangeable Shares

On August 2, 2007, the Company entered into a voting and exchange trust agreement among its subsidiary, 6789722 Canada Inc., and Valiant Trust Company whereby the Company issued and deposited with Valiant Trust a special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee from time to time for and on behalf of the registered holders of the preferred shares of 6789722 Canada Inc. Each preferred share of 6789722 Canada Inc. was exchangeable into one share of common stock of the Company at the election of the shareholder, or, in certain circumstances, of the Company.

On October 9, 2008, and November 19, 2008, the Company issued 50,000 shares each totaling to 100,000 shares of common stock pursuant to a holder of 100,000 shares of exchangeable preferred shares of its subsidiary 6789722 Canada Inc. exercising their exchange rights. There were 269,841 outstanding exchangeable shares as of April 30, 2009 (April 30, 2008 – 369,841). As the exchangeable shares have already been recognized in connection with the acquisition of NewHeights, the value ascribed to these shares on exchange is $nil.

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

On January 28, 2012, the Company redeemed all of the remaining 9,749 exchangeable shares outstanding pursuant to the Company's redemption call right under the provisions attaching to the exchangeable shares of 6789722 Canada Inc. As a result there were no outstanding exchangeable shares as of April 30, 2012 (April 30, 2011 – 60,871).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock

Private Placement

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012. In addition, the Company incurred $605,922 in share issue costs.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plan is 6,860,000 under the 2010 Stock Option Plan.

The Company uses the Black–Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 for employees, the compensation expense is amortized on a straight–line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non–employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non–employees is remeasured on each balance sheet date using the Black–Scholes option pricing model. The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price.

The expected term of options granted to employees in the current fiscal year has been determined utilizing the “simplified” method as prescribed by SAB No. 107, Share–Based Payment, as amended by SAB No. 110 on January 1, 2008. The simplified method was used because the Company does not have sufficient detailed information about employee exercise behaviour. For non–employees, the expected term of the options approximates the full term of the options. The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% in fiscal 2012 and 2011 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted–average fair values of options granted during the year ended April 30, 2012 and 2011 were $0.92 and $1.14 respectively. The weighted–average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2012	April 30, 2011
Risk–free interest rate	0.86%	2.00%
Expected volatility	74.20%	77.5%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2012 and the stock option activity during the years ended April 30, 2012 and 2011:

	Number of	Weighted–Average
	Options	Exercise Price per Share
Outstanding at April 30, 2010	4,617,707	$ 1.03
Granted	827,000	$ 1.93
Exercised	(308,037)	$ 0.47
Forfeited / Cancelled	(1,093,407)	$ 1.80
Expired	(435,600)	$ 1.76
Outstanding at April 30, 2011	3,607,663	$ 0.97
Granted	1,025,000	$ 1.72
Exercised	(375,844)	$ 0.50
Forfeited / Cancelled	(317,440)	$ 1.71
Expired	(13,400)	$ 0.47
Outstanding at April 30, 2012	3,925,979	$ 1.15

Exercisable at April 30, 2012	2,087,742	$ 0.85
Exercisable at April 30, 2011	1,930,647	$ 0.78

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2012:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	391,591	$951,566	December 15, 2013	321,910	$782,241
			May 1, 2012 to
$0.47	450,722	1,081,733	September 26, 2016	450,305	1,080,732
$0.60	426,791	968,816	December 14, 2014	253,861	576,264
$0.62	850,000	1,912,500	April 17, 2014	637,500	1,434,375
$1.70	1,000,000	1,170,000	December 14, 2016	–	–
$1.90	421,875	409,218	December 14, 2015	138,540	134,384
			October 1, 2012 to
$2.00	18,000	15,660	February 28, 2015	18,000	15,660
$2.15	240,000	172,800	September 7, 2016	240,000	172,800
$2.27	102,000	61,200	March 10, 2016	27,626	16,576
$2.55	25,000	8,000	March 8, 2017	–	–
April 30, 2012	3,925,979	$6,751,493		2,087,742	$4,213,032

April 30, 2011	3,607,663	$3,984,765		1,930,647	$2,485,779

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.87 per share as of April 30, 2012 (April 30, 2011 – $2.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in–the–money options vested and exercisable as of April 30, 2012 was 2,087,742 (April 30, 2011 – 1,690,647). The total intrinsic value of options exercised during the year ended April 30, 2012 was $555,923 (2011 – $488,907). The grant date fair value of options vested during the year ended April 30, 2012 was $345,803 (April 30, 2011 – $302,915).

The following table summarizes information regarding the non–vested stock purchase options outstanding as of April 30, 2012:

		Weighted Average
	Number of	Grant–Date Fair
	Options	Value

Non–vested options at April 30, 2010	2,015,088	$ 0.39
Granted	827,000	$ 1.14
Vested	(690,011)	$ 0.44
Forfeited	(475,061)	$ 0.57
Non–vested options at April 30, 2011	1,677,016	$ 0.69
Granted	1,025,000	$ 0.92
Vested	(615,699)	$ 0.56
Forfeited	(248,080)	$ 1.01
Non–vested options at April 30, 2012	1,838,237	$ 0.82

As of April 30, 2012 there was $1,252,011 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.08 years.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non–employee stock–based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2012 and 2011 are as follows:

	Years Ended
	April 30,
	2012	2011

Cost of sales	$35,510	$27,399
Sales and marketing	132,938	111,636
Research and development	37,987	35,335
General and administrative	159,223	165,944
Total stock–based compensation	$365,658	$340,314

Warrants

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012.

Following the guidance in ASC 815–40–15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency. The fair value of the derivative instruments are revalued at the end of each reporting period, and the change in fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The warrant liability is accounted for at its fair value as follows:

	April 30,	April 30,
	2012	2011
Fair value of warrant liability, at issuance	$1,311,141	$–
Change in fair value of warrant liability for the period	715,803	–
Fair value of warrant liability at April 30, 2012	$2,026,944	$–

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial method to estimate the fair value of the warrants with the following assumptions:

		As at the date of
	As at	issuance
	April 30, 2012	June 14, 2011
Risk–free interest rate	0.19%	1.60%
Expected volatility	70%	70%
Expected term	0.62 years to 1.12 years	1.5 years to 2 years
Dividend yield	0%	0%

The warrant liability is revalued at the end of each reporting period with the change in the fair value of the derivative instruments recorded as a gain or loss in the Company’s consolidated statement of operations. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

At the time of the private placement offering, the Company allocated the proceeds to each of the common shares and the one–half of one common share purchase warrants. Because the warrants were classified as a liability and are subsequently marked to fair value through earnings in each reporting period, the Company allocated the proceeds of $1,311,141 to the warrants at inception with the residual proceeds of $3,773,946 allocated to common stock.

During the year ended April 30, 2011, the Company entered into a warrant agreement, as amended, with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a software licensing contract that the Company entered into with the customer. The warrants enable the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. Under an amendment agreement, 50% of the warrants vest on a proportional basis to invoices delivered by the Company at the rate of one warrant for every $3.00 invoiced and 50% of the warrants vest on a change of control of the Company. As the likelihood of a change of control was not determinable at the time of revenue recognition, the value of the applicable warrants subject to vesting on change of control was deemed to be nil during the year ended April 30, 2012. The warrants are held in trust and delivered once vested and payment, as applicable, has been received by the Company. During the year ended April 30, 2011, the fair value of the 500,000 stock purchase warrants was determined to be $269,633, and this was charged to revenue. The remaining 500,000 warrants will be valued and charged against revenue if and when a change of control of the Company occurs.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of April 30, 2012 and April 30, 2011.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2010	2,932,088	$ 1.50	July 31, 2010 to October 29, 2011
Granted	1,000,000	$ 1.50	July 31, 2012
Expired	(1,265,421)	$ 2.25	July 31, 2010 to October 28, 2010
Warrants at April 30, 2011	2,666,667	$ 1.12	October 29, 2011 to July 30, 2012
Granted	1,793,106	$ 2.19	December 14, 2012 to June 14, 2013
Exercised	(1,666,668)	$ 0.90	October 29, 2011
Warrants at April 30, 2012	2,793,105	$ 1.94	July 30, 2012 to June 14, 2013

Employee Share Purchase Plan

Under the terms of the ESPP all regular salaried (non–probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2012, the Company matched $36,303 (2011 – $25,327) in shares purchased by employees under the ESSP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2012, a total of 556,401 shares were available for issuance under the ESPP. During the years ended April 30, 2012, 55,571 (2011 – 55,571) shares were sold or issued to employees under the ESPP.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one–third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the year ended April 30, 2012, 201,351 (2011 – 866,552) deferred share units were issued under the DSUP, of which 108,108 were granted to officers and 93,243 were granted to directors. For the year ended April 30, 2012, a total of 411,936 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding deferred share unit (DSU) awards as of April 30, 2012, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value per Unit

DSU’s at April 30, 2010	520,161	$ 0.60
Granted	866,552	$ 0.96
Conversions	–	$ –
DSU’s at April 30, 2011	1,386,713	$ 0.83
Granted	201,351	$ 1.85
Conversions	–	$ –
Outstanding at April 30, 2012	1,588,064	$ 0.83

As of April 30, 2012 there was $308,812 (2011 – $309,459) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.84 years (2011 – 1.38) . The total fair value of DSUs that vested during the year was $307,856 (2011 – $313,906).

Employee and non–employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2012 and 2011 are as follows:

	Year Ended
	April 30,
	2012	2011

General and administrative	$373,145	$472,171
Total deferred share unit–based compensation	$373,145	$472,171

The following table summarizes information regarding the non–vested deferred share units outstanding as of April 30, 2012:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value per Unit

Non–vested DSU’s at April 30, 2010	241,935	$ 0.60
Granted	866,552	$ 0.96
Vested	(682,404)	$ 0.46
Non–vested DSU’s at April 30, 2011	426,083	$ 0.89
Granted	201,351	$ 1.85
Vested	(293,097)	$ 1.05
Non–vested DSU’s at April 30, 2012	334,337	$ 1.33

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2012	2011
Tax loss carry forwards	$14,175,000	$15,189,000
Capital losses carried forward	304,000	314,000
Equipment	113,000	91,000
Other	158,000	72,000
Undeducted research and development expenses	3,794,000	3,916,000
Investment tax credits	605,000	625,000
Cumulative unrealized foreign exchange gain	681,000	704,000
Acquired technology and other intangibles	(579,000)	(751,000)
Valuation allowance established by management	(19,251,000)	(20,160,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2012	2011
Benefit from net loss, at U.S. rates	$(722,000)	$(1,204,000)
Foreign tax rate differential	158,000	–
Non–deductible expenses	431,000	(191,000)
Non–deductible stock option compensation	251,000	295,000
Effect of reduction in foreign statutory rates	18,000	19,000
Foreign exchange gain (losses) on revaluation of deferred tax balances	393,000	(1,613,000)
Other	–	(347,000)
Expiry of non–operating losses	380,000	–
Increase (decrease) in valuation allowance	(909,000)	3,041,000
Income tax expense for year	$–	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes – (cont’d)

As at April 30, 2012, the Company had net operating loss carry–forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates
United States – US$	$25,683,000	2026 – 2032
Canada – CDN$	$21,358,000*	2012 – 2032

*These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

On May 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement”, (codified in FASB ASC Topic 740). The Company is subject to taxation in the U.S., Canada, and the U.K. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2012 and April 30, 2011 were as follows:

	Years Ended
	April 30,
	2012	2011
Balance at beginning of year	$98,575	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	–
Balance at end of year	$98,575	$98,575

Note 10	Segmented Information

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

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2012 and 2011:

	Years Ended
	April 30,
	2012	2011
North America	$9,217,377	$6,387,514
Europe	3,574,671	3,200,291
Asia and Africa	834,348	955,713
Central and South America	457,100	496,780
	$14,083,496	$11,040,298

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information – (cont’d)

Contained within the results of North America for the year ended April 30, 2012 are revenues from the United States of $5,522,996 (2011 – $4,049,673) and from Canada of $3,694,381 (2011 – $2,337,841).

Contained within the results of Europe for the year ended April 30, 2012 are revenues from the United Kingdom of $1,621,108 (2011 – $1,627,526), from Norway of $304,321 (2011 – $86,459), from Germany of $240,106 (2011 – $210,002), from Czech Republic of $186,964 (2011 – $28,248), and from France of $173,444 (2011 – $185,441).

Contained within the results of Central and South America for the year ended April 30, 2012 are revenues from Mexico of $119,390 (2011 – $163,318), from Brazil of $103,475 (2011 – $63,254), from Dominican Republic of $75,334 (2011 – $nil), from Colombia of $69,694 (2011 – $82,847), and from Chile of $40,573 (2011 – $134,798).

Contained within the results of Asia and Africa for the year ended April 30, 2012 are revenues from Australia of $177,041 (2011 – $73,633), from South Africa of $117,374 (2011 – $87,282), from China of $94,996 (2011 – $45,720), from Russian Federation of $90,943 (2011 – $216,944), and from Japan of $81,218 (2011 – $270,926).

All of the Company’s long–lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at
	April 30,
	2012	2011
Canada	$9,117,687	$10,190,468
United States	24,569	25,071
	$9,142,256	$10,215,539

Revenue from significant customers for the years ended April 30, 2012 and 2011 is summarized as follows:

	Years Ended
	April 30,
	2012	2011
Customer A	12%	12%
Customer B	7%	11%
Customer C	2%	12%
	21%	35%

Accounts receivable balance for Customer A was $79,100 as at April 30, 2012 (April 30, 2011 – $881,400). Accounts receivable balance for Customer B was $179,250 as at April 30, 2012 (April 30, 2011 – $311,100). Accounts receivable balance for Customer C was $nil as at April 30, 2012 (April 30, 2011 – $93,837).

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

Foreign Currency Exchange Rate Risk

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in our balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit–risk–related contingent features in derivative agreements.

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2012 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non–U.S. dollar– denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after–tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

The Company did not enter into any forward contracts during the year ended April 30, 2012 (2011– none).

Fair Value Measurements

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market–based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market–based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value–driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Derivative Instruments and Hedging Activities – (cont’d)

Fair Value Measurements – (cont’d)

Fair value measurement includes the consideration of non–performance risk. Non–performance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the non–performance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

The fair value of the derivative instrument is primarily based on standard industry accepted binomial model (see Note 8).

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2012 and 2011:

As at April 30, 2012	Fair Value	Level 1	Level 2	Level 3
Derivative Instruments	$2,026,944	$–	$–	$2,026,944
Total Liabilities	$2,026,944	$–	$–	$2,026,944

As at April 30, 2011	Fair Value	Level 1	Level 2	Level 3
Derivative Instruments	$–	$–	$–	$–
Total Liabilities	$–	$–	$–	$–

Below are roll–forwards of assets and liabilities measured at fair value using Level 3 inputs for the twelve months ended April 30, 2012 and 2011. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

	April 30,	April 30,
	2012	2011
Balance at beginning of year	–	–
Fair value of warrant liability, at issuance	$1,311,141	$–
Change in fair value of warrant liability for the period	715,803	–
Fair value of warrant liability at April 30, 2012	$2,026,944	$–

Fair Values of Financial Instruments
In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

Cash – carrying amount approximates fair value.

Accounts receivables, net – carrying amount approximates fair value.

Convertible debenture – fair value on fixed rate debt was estimated based on quoted market prices. The Company has no floating rate debt.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Derivative Instruments and Hedging Activities– (cont’d)

Fair Value Measurements – (cont’d)

	Carrying		Fair Value
As at April 30, 2012	Amount	Fair Value	Levels	Reference
Cash	$8,154,139	$8,154,139	1
Accounts receivable	4,014,472	4,014,472	2
Convertible debentures	–	–	2	Note 6
Derivative instruments	2,026,944	2,026,944	3	Note 8

	Carrying		Fair Value
As at April 30, 2011	Amount	Fair Value	Levels	Reference
Cash	$1,707,397	$1,707,397	1
Accounts receivable	3,018,188	3,018,188	2
Convertible debentures	1,305,002	1,305,002	2	Note 6
Derivative instruments	–	–	3	Note 8

Note 12	Commitments

a)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $10,120 was made. The monthly lease payment under this agreement is $10,120 plus $8,868 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,650. The sublease commenced on August 1, 2007 and expires on September 30, 2012. The lease expense net of rental revenue for the year ended April 30, 2012 was $77,448 (2011 – $59,792).

b)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $50,965 was made. The monthly lease payment under the agreement is $22,081 plus $21,676 in operating costs. The lease expense for the year ended April 30, 2012 was $537,184 (2011 – $531,550). Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

c)

On May 1, 2009, the Company modified its existing lease agreement for office premises, as a result of which it surrendered a substantial part of the previously leased area. The new agreement commenced on May 1, 2009 and expires on April 20, 2012. The monthly lease payment under this agreement is $6,790 (CDN$6,662). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company. The lease expense for the year ended April 30, 2012 was $81,480 (2011 – $84,121). On December 9, 2011, the Company signed a fifth amendment to the existing lease agreement to extend the lease starting May 1, 2012 to April 30, 2014. The monthly lease payment under the new lease extension will be $7,171 (CDN$7,034).

d)

On March 12, 2009, the Company and its wholly–owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $504,554 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 12	Commitments – (cont’d)

e)

On August 2, 2011, the Company entered into extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700. The lease expense for the year ended April 30, 2012 was $80,400 (2011 – $93,075).

Total rent expense for the year ended April 30, 2012 was $935,833 (2011 – $1,011,913). Total sublease income for the year ended April 30, 2012 was $167,310 (2011 – $223,098).

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2013	$86,057	$669,495	$(38,252)	$717,300	$84,092
2014	86,057	507,558	–	593,615	–
2015	–	211,482	–	211,482	–
	$172,114	$1,388,535	$(38,252)	$1,522,397	$84,092

Note 13	Gain on Settlement of Debt

During the year ended April 30, 2011, the Company recorded a gain on settlement of debt of $246,715 as a result of the transfer of certain of non–core intellectual property rights (having no book value) licensed from an institution in settlement of a $246,715 liability for research fees performed by the institution.

Note 14	Subsequent Events

(a)

On June 10, 2012, a warrant holder exercised 50,000 share purchase warrants at the original exercise price of CDN$2.25 ($2.19) per share of common stock prior to the expiry of warrants on June 14, 2013. Accordingly, the Company issued 50,000 shares of common stock.

(b)

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non–brokered private placement for aggregate gross proceeds of CDN $3,662,500 ($3,580,156) at a price of CDN $2.50 ($2.24) per unit, with each unit consisting of one share of the Company’s common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014.

(c)

On July 19, 2012, pursuant to its deferred share unit plan, the Company granted $215,000 of deferred share units to six non–employee directors and $175,000 of deferred share units to two officers and one employee. The number of deferred share units issued is based on the dollar amount granted divided by the closing market share price on July 19, 2012. Each deferred share unit provides the holder thereof the right to exchange the unit into one share of common stock of the Company under the terms and conditions of the plan. $215,000 of the deferred share units vest immediately and $175,000 of the deferred share units vest as to 1/3 of the deferred share units on the first, second and third anniversary of the date of the grant, at which time the deferred share units are fully vested.

(d)

On July 19, 2012, the Company granted 305,000 stock options to various employees pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market share price on July 19, 2012. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

          In connection with this annual report, as required by Rule 13a–15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2012, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2012.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

          The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2012.

Item 11.        Executive Compensation.

          The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2012.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2012.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

          The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2012.

Item 14.        Principal Accountant Fees and Services.

          The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2012.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

          The following documents are filed as part of this report:

(a)(1)		Financial Statements:

	1.	Report of Independent Registered Public Accounting Firm;

	2.	Consolidated Balance Sheets;

	3.	Consolidated Statements of Operations and Comprehensive Loss;

	4.	Consolidated Statements of Cash Flows;

	5.	Consolidated Statement of Changes in Stockholders’ Equity; and

	6.	Notes to the Consolidated Financial Statements.

(a)(2)		Financial Statement Schedules:

None.

(a)(3)	Exhibits:

(3)	Articles of Incorporation and By–laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB–2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB–2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB–2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8–K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8–K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8–K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8–K filed on July 2, 2012).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S–8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S–8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S–8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S–8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8–K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8–K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S–8 filed on January 30, 2009).

4.9	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10–QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8–K filed on August 8, 2007).

10.3

Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8–K filed on August 8, 2007).

10.4

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10–QSB filed on September 14, 2007).

10.5

Settlement Agreement amongst Mark Bruk, CounterPath Corporation, and CounterPath Technologies Inc. dated March 12, 2009 (incorporated by reference from our Quarterly Report on Form 10–Q filed on March 12, 2009).

10.6

Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10–K filed on July 28, 2009).

10.7	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8–K filed on November 4, 2009).

10.8

Form of Subscription Agreement and Form of Convertible Debenture dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8–K filed on August 4, 2010).

10.9

Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (incorporated by reference from our Quarterly Report on Form 10–Q filed on September 14, 2011).

10.10

Form of Registration Rights Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10–Q filed on September 14, 2011).

10.11

Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10–Q filed on September 14, 2011).

10.12

Form of Broker Warrant Certificate issued to National Bank Financial Inc. and Canaccord Genuity Corp. pursuant to the Agency Agreement dated June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10–Q filed on September 14, 2011).

10.13

Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10–Q filed on September 14, 2011).

10.14	Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 19, 2012 (filed herewith).

10.15	Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 19, 2012 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10– KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10–QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

BridgePort Networks (Europe) Ltd. (incorporated in the United Kingdom)

(23)	Consent of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 19, 2012

          Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 19, 2012

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 19, 2012
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 19, 2012
Secretary (Principal Financial Officer)
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 19, 2012

/s/ Peter Charbonneau
Peter Charbonneau	Director	July 19, 2012

/s/ Chris Cooper
Chris Cooper	Director	July 19, 2012

/s/ William Jin
William Jin	Director	July 19, 2012

/s/ Larry Timlick
Larry Timlick	Director	July 19, 2012