Form 10-Q
period 2012-07-31
COUNTERPATH CORP
filed 2012-09-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,572,353 shares of common stock issued and outstanding as of September 12, 2012.

COUNTERPATH CORPORATION
JULY 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2012 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash	$11,404,439	$8,154,139
Accounts receivable (net of allowance for doubtful accounts of $258,974 and $334,294, respectively)	5,391,270	4,014,472
Prepaid expenses and deposits	123,262	170,556
Total current assets	16,918,971	12,339,167

Deposits	77,741	62,521
Equipment	109,077	101,024
Intangible assets (net of accumulated amortization of $5,900,190 and $5,890,282, respectively) – Note 2(e)	29,139	38,853
Derivative instruments – Note 4	57,700	–
Goodwill – Note 2(e)	8,754,087	8,957,977
Other assets	53,582	44,402
Total Assets	$26,000,297	$21,543,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,357,631	$2,416,489
Derivative instruments – Note 4	1,244,876	2,026,944
Unearned revenue	1,679,861	1,308,174
Customer deposits	13,872	13,872
Accrued warranty	94,072	84,948
Total current liabilities	5,390,312	5,850,427

Deferred lease inducements	54,758	56,082
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,543,645	6,005,084

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2012 – 1; April 30, 2012 – 1	–	–
Common stock, $0.001 par value – Note 5
Authorized: 83,076,900 Issued and outstanding: July 31, 2012 – 41,563,353; April 30, 2012 – 39,960,479	41,564	39,961
Additional paid-in capital	65,234,746	61,025,529
Accumulated deficit	(44,579,233)	(45,446,771)
Accumulated other comprehensive income – currency translation adjustment	(240,425)	(79,859)
Total stockholders’ equity	20,456,652	15,538,860
Liabilities and Stockholders’ Equity	$26,000,297	$21,543,944

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Revenue – Note 6:
Software	$2,528,056	$1,584,051
Service	1,859,712	1,174,683
Total revenue	4,387,768	2,758,734
Operating expenses:
Cost of sales (includes depreciation of $5,310 (2011 – $6,181) and amortization of intangible assets of $9,908 (2011 – $280,880) – Note 2(e))	559,793	860,145
Sales and marketing	1,055,035	822,034
Research and development	1,361,012	992,511
General and administrative	1,379,319	1,034,274
Total operating expenses	4,355,159	3,708,964
Income (loss) from operations	32,609	(950,230)
Interest and other income (expense), net:
Interest and other income	43,853	49,353
Interest expense	(470)	(171,242)
Fair value adjustment on derivative instruments – Note 4	785,128	145,714
Foreign exchange gain	6,418	687
Net income (loss) for the period	$867,538	$(925,718)

Other comprehensive income (loss):
Foreign currency translation adjustments	(160,566)	(47,057)
Comprehensive income (loss)	$706,972	$(972,775)
Net income (loss) per share:
Basic and diluted	$0.02	$(0.03)

Weighted average common shares outstanding:	40,727,122	35,831,910

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) for the period	$867,538	$(925,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,495	30,841
Amortization of intangible assets	9,908	280,880
Stock-based compensation	396,770	244,261
Share purchase warrants	–	–
Shares issued as part of share purchase plan	–	–
Fair value adjustment on derivative instruments	(785,128)	(145,714)
Foreign exchange gain	(6,418)	(687)
Accretion of debenture discount	–	159,798
Changes in assets and liabilities:
Accounts receivable	(1,376,773)	599,061
Other current assets	47,175	24,927
Decrease in other assets	(12,752)	(29,229)
Accounts payable and accrued liabilities	(29,129)	(387,661)
Unearned revenue	371,687	(188,252)
Customer deposits	–	65
Accrued warranty	9,124	(22,967)
Net cash used in operating activities	(474,503)	(360,395)

Cash flows from investing activities:
Purchase of equipment	(41,227)	(671)
Deposits	6,726	(1,021)
Net cash used in investing activities	(34,501)	(1,692)

Cash flows from financing activities:
Common stock issued, net of transaction costs	3,759,409	5,857,404
Net cash provided by financing activities	3,759,409	5,857,404

Foreign exchange effect on cash	(105)	26,760

Increase (decrease) in cash	3,250,300	5,522,077

Cash, beginning of the period	8,154,139	1,707,397
Cash, end of the period	$11,404,439	$7,229,474

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$470	$5,297
Non cash transactions – Note 4

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income	Total
Balance, May 1, 2012	39,960,479	$39,961	1	$–	$61,025,529	$(45,446,771)	$(79,859)	$15,538,860
Shares issued:
Private Placements	1,465,000	1,465	–	–	3,577,870	–	–	3,579,335
Proceeds allocated on exercise of warrants (Note 5)	–	–	–	–	54,640	–	–	54,640
Less: Share issue costs	–	–	–	–	(15,592)	–	–	(15,592)
Shares issued on exercise of warrants	57,000	57	–	–	126,871	–	–	126,928
Exercise of stock options	80,874	81	–	–	68,658	–	–	68,739
Stock based compensation (Note 5)	–	–	–	–	396,770	–	–	396,770
Net income for the period	–	–	–	–	–	867,538	–	867,538
Foreign currency translation adjustment	–	–	–	–	–	–	(160,566)	(160,566)
Balance, July 31, 2012 (Unaudited)	41,563,353	$41,564	1	$–	$65,234,746	$(44,579,233)	$(240,425)	$20,456,652

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company’s common shares are quoted for trading on the NASDAQ Capital Market in the United States of America and on the Toronto Stock Exchange in Canada.

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

On November 1, 2010, the Company's wholly-owned subsidiaries, FirstHand Technologies Inc. and CounterPath Technologies Inc. were amalgamated under the name CounterPath Technologies Inc.

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to telecom carriers, telecom original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2012 annual consolidated financial statements.

Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

c)	New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies – (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We early implemented the requirements and present net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this standard, and it did not materially impact the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have early adopted this standard on September 30, 2011 and it did not materially impact our consolidated financial statements.

d)	Derivative Financial Instruments

Foreign currency contracts are used by the Company to offset fluctuations in exchange rates. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended July 31, 2012.

We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, are recognized in earnings.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies – (cont’d)

e)	Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. ASC Topic 350 ASC 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2012 was $6,678,798 (CDN$6,704,947) (April 30, 2012 - $6,834,353) and $2,075,289 (CDN$2,083,752) (April 30, 2012 - $2,123,624), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2012 and 2011.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies – (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

A summary of the Company’s intangible assets, net, at July 31, 2012 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$–
Customer assets	2,727,679	1,482,512	1,216,028	29,139
Intangible assets	$9,034,015	$5,900,190	$3,104,686	$29,139

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, are license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three months ended July 31, 2012, pursuant to the terms of these agreements, was $134,493 (2011 - $108,642).

As at July 31, 2012, the Company had an accounts receivable balance from Mitel of $150,632 (April 30, 2012 - $242,469).

During the three months ended July 31, 2012, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $21,025 (2011 - $21,030) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover Corporation, a company controlled by the Chairman of the Company. In connection with a subsequent private placement on June 14, 2011, Wesley Clover Corporation converted its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture was unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. In the event that Wesley Clover did not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 would have been immediately due and payable to the Company and such default amount would have incurred interest at the rate of 2% per month (on a pro-rata basis) on the default amount until the default amount is paid in full.

On August 24, 2011, Wesley Clover Corporation exercised 833,334 warrants at the original exercise price of $0.90 per common share.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. On January 30, 2012, the Company sold products and services to Mitel Trade s.r.o. for consideration of $208,992. The Company’s revenue for the three months ended July 31, 2012, pursuant to the terms of this sale, was $10,969 (2011 - $nil). As at July 31, 2012, the Company had an accounts receivable balance from Mitel Trade s.r.o. of $206,500 (April 30, 2012 - $206,500).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 4	Derivative Instruments and Fair Value Measurement

Forward Contracts

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that the Company’s hedging program will not result in a negative impact on the Company’s earnings and earnings per share. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended July 31, 2012.

The Company also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2012, the Company had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of July 31, 2012 is $57,700.

Derivative Warrant Liability

Following the guidance in ASC 815-40-15, the Company recorded the warrants issued on June 14, 2011 as derivative liabilities due to their exercise price being denominated in a currency other than the Company’s U.S. Dollar functional currency. The fair value of the derivative liability is revalued at the end of each reporting period, and the change in fair value of the derivative liability is recorded as a gain or loss in the Company’s consolidated statements of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Derivative Warrant Liability – (cont’d)

The warrant liability is accounted for at its fair value as follows:

Fair Value
Fair value of warrant liability, at issuance	$1,311,141
Change in fair value of warrant liability for the period	715,803
Fair value of warrant liability at April 30, 2012	2,026,944
Change in fair value of warrant liability for the period	(727,429)
Warrants exercised during the period	(54,639)
Fair value of warrant liability at July 31, 2012	$1,244,876

The Company used the Binomial method to estimate the fair value of the June 14, 2011 warrants with the following assumptions:

	As at	As at the date of issuance
	July 31, 2012	June 14, 2011
Risk-free interest rate	0.17%	1.60%
Expected volatility	70%	70%
Expected term	0.87 years to 0.37 years	1.5 years to 2 years
Dividend yield	0%	0%

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

At the time of the June 14, 2011 private placement offering, the Company allocated the proceeds to each of the common shares and the one-half of one common share purchase warrants. Because the warrants were classified as a liability and are subsequently marked to fair value through earnings in each reporting period, the Company allocated the proceeds of $1,311,141 to the warrants at inception with the residual proceeds of $3,773,946 allocated to common stock.

During the three months ended July 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended July 31, 2011 was $136,934. The warrants expired unexercised on July 30, 2012.

Fair Value Measurement

When available, the Company uses quoted market prices to determine fair value, and classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market–based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market–based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value–driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Fair Value Measurement – (cont’d)

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

The fair value of the derivative instrument is primarily based on standard industry accepted binomial model.

As at July 31, 2012	Fair Value		Level 1		Level 2	Level 3
Derivate Warrant Liability	$(1,244,876)	$	−	$	−	$(1,244,876)
Forward exchange contracts	57,700		$57,700		−	−
Total Liabilities	$(1,187,176)		$57,700	$	−	$(1244,876)

As at April 30, 2012	Fair Value		Level 1		Level 2	Level 3
Derivative Warrant Liability	$(2,026,944)	$	−	$	−	$(2,026,944)
Forward exchange contracts	−		−		−	−
Total Liabilities	$(2,026,944)	$	−	$	−	$(2,026,944)

Note 5	Common Stock

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three month period ended July 31, 2012 and 2011 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the three months ended July 31, 2012 was $1.54 (2011 - $nil). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31, 2012	July 31, 2011
Risk-free interest rate	0.62%	n/a
Expected volatility	74.47%	n/a
Expected term	3.7 years	n/a
Dividend yield	0%	n/a

The following is a summary of the status of the Company’s stock options as of July 31, 2012 and the stock option activity during the three months ended July 31, 2012:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2012	3,925,979	$1.15
Granted	305,000	$2.90
Exercised	(80,874)	$0.85
Forfeited/Cancelled	(175,875)	$1.69
Outstanding at July 31, 2012	3,974,230	$1.27

Exercisable at July 31, 2012	2,286,993	$0.90
Exercisable at April 30, 2012	2,087,742	$0.85

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2012:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	387,258	$778,389	December 15, 2013	344,119	$691,679
$0.47	411,389	814,550	October 12, 2012 to September 26, 2016	411,389	814,550
$0.60	425,708	787,560	December 14, 2014	279,088	516,313
$0.62	850,000	1,555,500	April 17, 2014	690,625	1,263,844
$1.70	800,000	600,000	December 17, 2014	116,667	87,500
$1.90	421,875	232,031	December 14, 2015	165,104	90,807
$2.00	6,000	2,700	October 1, 2012	6,000	2,700
$2.15	240,000	72,000	September 7, 2016	240,000	72,000
$2.27	102,000	18,360	March 10, 2016	34,001	6,120
$2.55	25,000	–	March 8, 2017	–	–
$2.90	305,000	–	July 19, 2017	–	–
July 31, 2012	3,974,230	$4,861,090		2,286,993	$3,545,513

April 30, 2012	3,925,979	$6,751,493		2,087,742	$4,213,032

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.45 per share as of July 31, 2012 (April 30, 2012 – $2.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2012 was 2,286,993 (April 30, 2012 – 2,087,742). The total intrinsic value of options exercised during the three months ended July 31, 2012 was $129,403 (2011 – $61,665). The grant date fair value of options vested during the three months ended July 31, 2012 was $199,542 (2011 – $112,474).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2012.

		Weighted Average
	Number of Options	Grant Date Fair Value
Non-vested options at April 30, 2012	1,838,237	$0.82
Granted	305,000	$1.54
Vested	(280,125)	$0.71
Cancelled/Forfeited	(175,875)	$0.90
Non-vested options at July 31, 2012	1,687,237	$0.96

As of July 31, 2012 there was, $1,411,923 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.14 years.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended
	July 31,
	2012	2011
Cost of sales	$8,839	$9,044
Sales and marketing	53,935	8,966
Research and development	10,716	10,050
General and administrative	55,943	30,878
Total stock-based compensation	$129,433	$58,938

Warrants

During the three months ended July 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended July 31, 2011 was $136,934. These warrants expired unexercised on July 30, 2012.

On May 17, 2012, and July 25, 2012, holder of warrants issued under a brokered private placement, exercised 50,000 warrants and 7,000 warrants respectively, at the original exercise price of $2.25 per common share.

The following table summarizes information regarding the warrants outstanding as of July 31, 2012:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013
Granted	732,500	$3.25	June 19, 2014
Exercised	(57,000)	$2.25	June 14, 2013
Expired	(1,000,000)	$1.50	July 30, 2012
Warrants at July 31, 2012	2,468,605	$2.50	December 14, 2012 to June 19, 2014

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in common shares of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2012, a total of 556,401 (April 30, 2012 - 556,401) shares were available for issuance under the ESPP. During the three months ended July 31, 2012, nil shares (April 30, 2012 - 55,571) were sold or issued to employees under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (the “DSUP”), each deferred share unit is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to deferred share units granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of deferred share units to any one participant may not exceed a value of $100,000 per annum on the date of grant. A deferred share unit (DSU) granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A deferred share unit granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,000,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2012, 133,443 deferred share units were issued under the DSUP, of which 59,878 were granted to officers or employees and 73,565 were granted to non-employee directors. As of July 31, 2012, a total of 278,493 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding deferred share unit awards as of July 31, 2012, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2012	1,588,064	$0.83
Granted	133,443	$2.90
Conversions	–	–
DSU’s outstanding at July 31, 2012	1,721,507	$1.01

The following table summarizes information regarding the non-vested deferred share units outstanding as of July 31, 2012:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2012	334,337	$1.33
Granted	133,443	$2.90
Vested	(165,007)	$1.52
Non-vested DSU’s at July 31, 2012	302,773	$1.63

As of July 31, 2012 there was $428,461 (2011 – $496,636) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.17 years (2011 – 2.47 years).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended
	July 31,
	2012	2011
Sales and marketing	$4,167	$–
Research and development	272	–
General and administrative	262,898	185,323
Total deferred share unit-based compensation	$267,337	$185,323

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2012 and 2011:

	Three Months Ended
	July 31,
	2012	2011
North America	$2,920,517	$1,603,753
Europe	691,113	847,033
Asia and Africa	556,687	219,198
Latin America	219,451	88,750
	$4,387,768	$2,758,734

Contained within the results of North America for the three months ended July 31, 2012 are revenues from the United States of $1,935,087 (2011 - $951,087) and from Canada of $985,430 (2011 - $652,666).

Contained within the results of Europe for the three months ended July 31, 2012 are revenues from Norway of $179,382 (2011 - $4,995), from Germany of $130,412 (2011 - $102,566), from the United Kingdom of $123,146 (2011 - $379,940), from Slovakia of $35,099 (2011 - $1,242), and from Spain of $33,398 (2011 - $25,083).

Contained within the results of Asia and Africa for the three months ended July 31, 2012 are revenues from Japan of $355,881 (2011 - $15,342), from China of $77,258 (2011 - $20,974), from Russian Federation of $55,731 (2011 - $17,175), from Australia of $20,301 (2011 - $22,270), and from South Africa of $17,535 (2011 - $72,974).

Contained within the results of Latin America for the three months ended July 31, 2012 are revenues from Brazil of $144,950 (2011 - $32,813), from Mexico of $20,568 (2011 - $14,115), from Dominican Republic of $14,160 (2011 - $nil), from Uruguay of $11,370 (2011 - $nil), and from Colombia of $10,701 (2011 - $19,192).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2012	April 30, 2012
Canada	$8,926,627	$9,830,664
United States	19,258	18,891
	$8,945,885	$9,849,555

Revenue from significant customers for the three months ended July 31, 2012 and 2011 is summarized as follows:

	Three Months Ended
	July 31,
	2012	2011
Customer A	15%	–%
Customer B	10%	15%
	25%	15%

Accounts receivable balances for Customer A were $770,828 as at July 31, 2012 (April 30, 2012 - $32,703).
Accounts receivable balances for Customer B were $720,471 as at July 31, 2012 (April 30, 2012 - $79,100).

Note 7	Commitments

a)

On April 29, 2005, the Company entered into a lease for office premises, which commenced on October 1, 2005 and expires on September 30, 2012 for which a deposit of $9,890 was made. The monthly lease payment under this agreement is $9,890 plus $8,666 in operating costs. The Company is subleasing part of these premises for a monthly charge of $7,476. The sublease commenced on August 1, 2007 and expires on September 30, 2012.

b)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $49,805 was made. The monthly lease payment under the agreement is $21,579 plus $21,182 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

c)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease starting May 1, 2012 to April 30, 2014. The monthly lease payment under the new lease extension is $7,008 (CDN$7,036).This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

d)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $493,070 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month.

e)

On August 2, 2011, the Company entered into extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 7	Commitments – (cont’d)

Total payable over the term of the agreements for the years ended April 30 are as follows:

		Office Leases
	Office Leases –	– Unrelated	Sub Lease	Total Office	Settlement
	Related Party	Party	Income	Leases	Agreement
2013	$63,074	$456,014	$(14,953)	$504,135	$49,307
2014	84,099	496,005	−	580,104	−
2015	−	206,669	−	206,669	−
	$147,173	$1,158,688	$(14,953)	$1,290,908	$49,307

Note 8	Subsequent Events

On September 13, 2012, the Company granted 5,000 stock options to one employee pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market share price on September 13, 2012. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

          On February 5, 2008, NewHeights and our subsidiary, CounterPath Solutions R&D Inc., were amalgamated under the name CounterPath Technologies Inc.

          On November 1, 2010, our wholly-owned subsidiary, FirstHand Technologies Inc., was amalgamated with CounterPath Technologies Inc., under the name CounterPath Technologies Inc.

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

          Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Our customers include: (1) telecommunications service providers and Internet telephony service providers, (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video.

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

          Cost of sales primarily consists of: (a) salaries and benefits related to personnel including stock-based compensation, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies is amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years from acquisition, which is management's estimate of the useful life of the customer asset.

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

          We believe that of our significant accounting policies, which are described in Note 2 to our interim and annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Basis of Presentation

          The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware. All inter-company transactions and balances have been eliminated.

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

          These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2012 annual consolidated financial statements.

          Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

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

          We have a bad debt and a warranty provision in the amount of 2% and 1%, respectively, of software sales, which is amortized over a twelve-month term. We recognize this deferred revenue evenly over a twelve-month period from the date of the sale.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2012 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2012, we recorded an expense of $396,770 in connection with share-based payment awards. A future expense of non-vested options of $1,411,923 is expected to be recognized over a weighted-average period of 3.14 years. A future expense of non-vested deferred share units of $428,461 is expected to be recognized over a weighted-average period of 2.17 years.

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

          Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2012, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2012.

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

          Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the three months ending July 31, 2012 (2011 - $nil).

Derivative Instruments

          On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2012. We follow the guidance in ASC 815-40-15, and record the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than our U.S. Dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period using the Binomial method, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations

          We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2012, we had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain/loss of forward contracts as of July 31, 2012 is $57,700.

Results of Operations

          Our operating activities during the three months ended July 31, 2012 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

          The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2012 and 2011, and as at July 31, 2012 and April 30, 2012 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2012 and 2011 and fiscal year ended April 30, 2012. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended July 31,
	2012			2011
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$4,387,768	100%		$2,758,734	100%

Non-GAAP operating expenses[1]	3,948,481	115%		3,183,823	115%
Stock-based compensation	396,770	9%		244,261	9%
Amortization of intangible assets	9,908	10%		280,880	10%
GAAP operating expenses	4,355,159	134%		3,708,964	134%

Income (loss) from operations	32,609	(34%	)	(950,230)	(34%	)
Interest income (expense), net	43,383	(4%	)	(121,889)	(4%	)
Foreign exchange gain	6,418	-%		687	-%
Fair value adjustment on derivative instrument	785,128	5%		145,714	5%
Net income (loss)	$867,538	(33%	)	($925,718)	(33%	)

Net income (loss) per share	$0.02			($0.03)

Weighted average common shares outstanding	40,727,122			35,831,910
______________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	July 31,	April 30,
Selected Consolidated Balance Sheet Data	2012	2012
Cash	$11,404,439	$8,154,139
Current assets	16,918,971	12,339,167
Current liabilities	5,390,312	5,850,427
Total liabilities	5,543,645	6,005,084
Total assets	$26,000,297	$21,543,944

Revenue

	Three Months Ended July 31,
	2012		2011		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,528,056	58%	$1,584,051	57%	944,005	60%
Service	1,859,712	42%	1,174,683	43%	685,029	58%
Total revenue	$4,387,768	100%	$2,758,734	100%	$1,629,034	59%

Revenue by Region
International	$1,467,251	33%	$1,154,981	42%	$312,270	27%
North America	2,920,517	67%	1,603,753	58%	1,316,764	82%
Total revenue	$4,387,768	100%	$2,758,734	100%	$1,629,034	59%

          For the three months ended July 31, 2012, we generated $4,387,768 in revenue compared to $2,758,734 for the three months ended July 31, 2011. This represents an increase of $1,629,034 or 59% from the same period last year. We generated $2,528,056 in software revenue for the three months ended July 31, 2012 compared to $1,584,051 for the three months ended July 31, 2011, representing an increase of $944,005 or 60%. The increase in software revenue for the three months ended July 31, 2012 was primarily a result of increases in direct sales to telecom service providers and enterprises. For the three months ended July 31, 2012, service revenue was $1,859,712 compared to $1,174,683 for the three months ended July 31, 2011. The increase of $685,029 in service revenue was primarily due to the increase in sales of professional engineering and customization work for both telecom service providers and enterprises. The service revenue related to customization is expected to lead to future software revenue as our customers deploy further volumes of that customized software. International revenue outside of North America increased by 27% during the three months ended July 31, 2012 compared to the three months ended July 31, 2011, as a result of increased sales in Asia and Latin America offset by weaker sales in Europe. North American revenue increased by 82%, compared to the three months ended July 31, 2011, due primarily to an increase in sales of software and services to North American telecom service providers and enterprises.

Operating Expenses

Cost of Sales

          Cost of sales for the three months ended July 31, 2012 and 2011 were as follows:

	July 31, 2012		July 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$559,793	13%	$860,145	31%	($300,352)	(35%	)

          Cost of sales was $559,793 for the three months ended July 31, 2012 compared to $860,145 for the three months ended July 31, 2011. The decrease of $300,352 was primarily attributable to a decrease in amortization of intangible assets of approximately $271,000, a decrease in wages and benefits of approximately $67,000, partially offset by an increase of approximately $31,000 of professional services. Cost of sales for the three months ended July 31, 2012 includes $9,908 ($280,880 – 2011) of non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

          Sales and marketing expenses for the three months ended July 31, 2012 and 2011 were as follows:

	July 31, 2012		July 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,055,035	24%	$822,034	30%	$233,001	28%

          Sales and marketing expenses were $1,055,035 for the three months ended July 31, 2012 compared to $822,034 for the three months ended July 31, 2011. The increase of $233,001 was primarily attributable to an increase of approximately $107,000 in sales and marketing related wages and commissions, an increase of approximately $77,000 in professional services and consulting fees, and an increase of approximately $49,000 in stock based compensation cost.

Research and Development

          Research and development expenses for the three months ended July 31, 2012 and 2011 were as follows:

	July 31, 2012		July 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,361,012	31%	$992,511	36%	368,501	37%

          Research and development expenses were $1,361,012 for the three months ended July 31, 2012 compared to $992,511 for the three months ended July 31, 2011. The increase of $368,501 was primarily attributable to an increase in wages and benefits of approximately $322,000, an increase of approximately $32,000 in professional services and consulting fees and an increase of approximately $20,000 in office expenses.

General and Administrative

          General and administrative expenses for the three months ended July 31, 2012 and 2011 were as follows:

	July 31, 2012		July 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,379,319	31%	$1,034,274	37%	$345,045	33%

          General and administrative expenses were $1,379,319 for the three months ended July 31, 2012 compared to $1,034,274 for the three months ended July 31, 2011. The increase of $345,045 in general and administrative expenses was primarily attributable to an increase of approximately $103,000 in stock based compensation, an increase of approximately $73,000 in exchange listing fees, an increase of approximately $54,000 in investor relations costs, an increase in bad debts reserve of approximately $46,000, an increase of approximately $31,000 in professional services and consulting fees and an increase of approximately $26,000 in wages and benefits.

Interest and Other Income

          Interest income for the three months ended July 31, 2012 was $43,853 compared to $49,353 for the three months ended July 31, 2011. Interest expense for the three months ended July 31, 2012 was $470 compared to $171,242 for the three months ended July 31, 2011. Interest expense for the three months ended July 31, 2011 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

          Foreign exchange gain for the three months ended July 31, 2012 was $6,418 compared to $687 for the three months ended July 31, 2011. The foreign exchange gain/loss represents the gain/loss on account of translation of the inter company accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

           As of July 31, 2012, we had $11,404,439 in cash compared to $8,154,139 at April 30, 2012, representing an increase of $3,250,300. The increase was attributable to the completion of a private placement discussed below under Financing Activities. Our working capital was $11,528,659 at July 31, 2012 compared to $6,488,740 at April 30, 2012, representing an increase of $5,039,919. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

          Our company has $695,981 in cash held outside of the U.S., and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

          Our operating activities resulted in a net cash outflow of $474,503 for the three months ended July 31, 2012. This compares to a net cash outflow of $360,395 for the same period last year and represents an increase of $114,108 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2012 was primarily a result of an increase in accounts receivable of $1,376,773, a non-cash gain of $785,128 due to the change in fair value of derivative instruments and a $29,129 decrease in accounts payable, which more than offset a net income of $867,538, a $371,687 increase in unearned revenue, and a non-cash expense of $396,770 for stock-based compensation and $33,495 for depreciation and amortization.

          The net cash outflow from operating activities for the three months ended July 31, 2011 was primarily a result of a net loss of $925,718, a $387,661 decrease in accounts payable, a $188,252 decrease in unearned revenue and a non-cash gain of $145,714 due to the change in fair value of a derivative instruments. The net cash outflow was primarily offset by a $599,061 decrease in accounts receivable. The net cash outflow was further offset by adjustments for non-cash expenses including $280,880 for amortization of intangible assets, $244,261 for stock-based compensation and $30,841 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $34,501 for the three months ended July 31, 2012 primarily from purchases of computer equipment. This compares with a net cash outflow from investing activities of $1,692 for the same period last year from deposits and purchases of equipment. At July 31, 2012, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $3,759,409 for the three months ended July 31, 2012 compared to a net cash inflow of $5,857,404 for the three months ended July 31, 2011.

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

          On July 28, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On August 24, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On May 14, 2012, we received total proceeds of $114,086 (CDN$112,500) from the exercise of 50,000 warrants issued pursuant to the private placement that closed June 14, 2011.

          On June 19, 2012, we issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of $3,597,000 (CDN$3,662,500) at a price of $2.46 (CDN$2.50) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $3.25 per share until June 19, 2014.

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

          In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. We have adopted this standard, and it did not materially impact our consolidated financial statements.

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

          In September 2011, the FASB issued accounting Standards Update 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have early adopted this standard on September 30, 2011, and it did not materially impact our consolidated financial statements.

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

          In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2012, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          The disruptions in the financial markets and challenging economic conditions have adversely affected the United States, Europe and the world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as the European debt crisis, are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

          The rate at which our customers order our products, and the size of these orders, are highly variable and difficult to predict. In the past, we have experienced significant variability in our customer purchasing practices on a quarterly and annual basis, and we expect that this variability will continue, as a result of a number of factors, many of which are beyond our control, including:

•	demand for our products and the timing and size of customer orders;

•	length of sales cycles;

•	length of time of deployment of our products by our customers;

•	customers’ budgetary constraints;

•	competitive pressures; and

•	general economic conditions.

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

          Operating expenses increased to $4,355,159 for the three months ended July 31, 2012 from $3,708,964 for the three months ended July 31, 2011 while our revenue increased to $4,387,768 for the three months ended July 31, 2012 from $2,758,734 for the three months ended July 31, 2011. Our ability to reach and maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

          We face larger and better-financed competitors, which may affect our ability to operate our business and achieve or maintain profitability.

          Management is aware of similar products which compete directly with our products and some of the companies developing these similar products are larger and better-financed than us and may develop products superior to those of our company. In addition to price competition, increased competition may result in other aggressive business tactics from our competitors, such as:

•	emphasizing their own size and perceived stability against our smaller size and narrower recognition;

•	providing customers “one-stop shopping” options for the purchase of network equipment and application software;

•	offering customers financing assistance;

•	making early announcements of competing products and employing extensive marketing efforts; and

•	asserting infringement of their intellectual property rights.

          Such competition may potentially affect our profitability.

          A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, or a delisting from a stock exchange on which our common stock trades. Because our operations have been partially financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

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

          We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation, if determined against us, could:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•	cause us to lose access to key distribution channels;

•	result in substantial employee layoffs or risk the permanent loss of highly-valued employees;

•	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

•	cause our stock price to decline significantly; and

•	lead to the bankruptcy or liquidation of our company.

          Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products or services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims.

          We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

          Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

          A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2012 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended July 31, 2012.

          We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2012 we had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain/loss of forward contracts as of July 31, 2012 is $57,700.

Risks Associated with our Common Stock

          Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

          Based on the 41,563,353 shares of common stock that were issued and outstanding as of July 31, 2012, our directors owned approximately 26.5% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

          If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at July 31, 2012, then we would be required to issue an additional 8,164,342 shares of our common stock, which would represent approximately 16.4% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

          We may in the future grant to certain or all of our directors, officers, insiders and key employees stock options to purchase the shares of our common stock, bonus shares and other stock based compensation as non-cash incentives to such persons. Subject to applicable stock exchange rules, if any, we may grant these stock options and other stock based compensation at exercise prices equal to or less than market prices, and we may grant them when the market for our securities is depressed. The issuance of any additional shares of common stock or securities convertible into common stock will cause our existing shareholders to experience dilution of their holding of our common stock.

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

          The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analyst reports. As a relatively small public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price may decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On July 19, 2012, we granted 133,433 deferred share units to six non-employee directors and two officers and one employee exchangeable into 133,433 shares of our common stock on a one for one basis pursuant to our Deferred Share Unit Plan. 73,565 of the deferred share units vest immediately and 59,878 of the deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. We issued the deferred share units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

          On July 19, 2012, we granted 305,000 stock options pursuant to our 2010 Stock Option plan to three employees. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $2.55. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 105,000 the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 200,000 of the stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

Item 3. Defaults Upon Senior Securities.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

10.9

Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.10

Form of Registration Rights Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.11

Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.12

Form of Broker Warrant Certificate issued to National Bank Financial Inc. and Canaccord Genuity Corp. pursuant to the Agency Agreement dated June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.13

Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.14

Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 19, 2012 (incorporated by reference from our Annual Report on Form 10-K filed on July 19, 2012).

10.15

Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 19, 2012 (incorporated by reference from our Annual Report on Form 10-K filed on July 19, 2012).

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
Date: September 13, 2012

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: September 13, 2012