Form 10-Q
period 2012-10-31
COUNTERPATH CORP
filed 2012-12-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes [   ]       No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,834,977 shares of common stock issued and outstanding as of December 7, 2012.

COUNTERPATH CORPORATION
OCTOBER 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2012 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash	$11,669,746	$8,154,139
Accounts receivable (net of allowance for doubtful accounts of $328,188 and $334,294 respectively)	4,733,123	4,014,472
Prepaid expenses and deposits	83,861	170,556
Total current assets	16,486,730	12,339,167

Deposits	126,551	62,521
Equipment	233,282	101,024
Intangible assets (net of accumulated amortization of $5,909,873 and $5,890,282, respectively) – Note 2(e)	19,425	38,853
Derivative instruments – Note 4	65,461	–
Goodwill – Note 2(e)	8,783,088	8,957,977
Other assets	84,819	44,402
Total Assets	$25,799,356	$21,543,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,318,598	$2,416,489
Derivative instruments – Note 4	969,451	2,026,944
Unearned revenue	1,594,643	1,308,174
Customer deposits	13,872	13,872
Accrued warranty	87,555	84,948
Total current liabilities	4,984,119	5,850,427

Deferred lease inducements	45,314	56,082
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,128,008	6,005,084

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2012 – 1; April 30, 2012 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 83,076,900 Issued and outstanding: October 31, 2012 – 41,724,874; April 30, 2012 – 39,960,479	41,725	39,961
Additional paid-in capital	65,742,529	61,025,529
Accumulated deficit	(44,904,338)	(45,446,771)
Accumulated other comprehensive income – currency translation adjustment	(208,568)	(79,859)
Total stockholders’ equity	20,671,348	15,538,860
Liabilities and Stockholders’ Equity	$25,799,356	$21,543,944

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenue – Note 6:
Software	$1,811,815	$2,127,860	$4,339,871	$3,711,911
Service	1,750,972	1,345,993	3,610,684	2,520,676
Total revenue	3,562,787	3,473,853	7,950,555	6,232,587
Operating expenses:
Cost of sales (includes depreciation of $22,071 (2011 – $12,363) and amortization of intangible assets of $19,591 (2011 – $484,174) – Note 2(e))	626,006	648,201	1,185,799	1,508,346
Sales and marketing	1,028,217	921,232	2,083,252	1,743,266
Research and development	1,284,594	1,114,017	2,645,606	2,106,528
General and administrative	1,164,092	1,020,033	2,543,411	2,054,307
Total operating expenses	4,102,909	3,703,483	8,458,068	7,412,447
Loss from operations	(540,122)	(229,630)	(507,513)	(1,179,860)
Interest and other income (expense), net:
Interest and other income	18,090	49,483	61,943	98,836
Interest expense	(154)	(442)	(624)	(171,684)
Fair value adjustment on derivative instruments – Note 4	208,036	282,014	993,164	427,728
Foreign exchange gain (loss)	(10,955)	10,624	(4,537)	11,311
Net income (loss) for the period	$(325,105)	$112,049	$542,433	$(813,669)

Net income (loss) per share: Basic and diluted	$(0.01)	$0.00	$0.01	$(0.02)

Weighted average common shares outstanding:	41,592,776	39,552,114	41,159,949	37,692,012

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(325,105)	$112,049	$542,433	$(813,669)
Other comprehensive income (loss):
Foreign currency translation adjustments	31,857	(366,823)	(128,709)	(413,880)
Comprehensive income (loss)	$(293,248)	$(254,774)	$413,724	$(1,227,549)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$542,433	$(813,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,830	60,050
Amortization of intangible assets	19,591	484,174
Stock-based compensation	611,375	374,184
Change in fair value of derivative liability	(993,164)	(427,728)
Foreign exchange gain (loss)	4,537	(11,311)
Accretion of debenture discount	-	159,798
Changes in assets and liabilities:
Accounts receivable	(715,238)	(661,921)
Other current assets	86,818	24,693
Decrease in other assets	(47,560)	(25,658)
Accounts payable and accrued liabilities	(76,320)	(265,299)
Unearned revenue	286,469	(39,056)
Customer deposits	-	65
Accrued warranty	2,607	(36,796)
Net cash used in operating activities	(196,622)	(1,178,474)

Cash flows from investing activities:
Purchase of equipment	(213,927)	(671)
Deposits	(42,560)	(1,004)
Net cash used in investing activities	(256,487)	(1,675)

Cash flows from financing activities:
Common stock issued, net of transaction costs	3,977,598	6,683,718
Net cash provided by financing activities	3,977,598	6,683,718

Foreign exchange effect on cash	(8,882)	29,668

Increase (decrease) in cash	3,515,607	5,533,237

Cash, beginning of the period	8,154,139	1,707,397
Cash, end of the period	$11,669,746	$7,240,634

Supplemental disclosure of cash flow information Cash paid for:
Interest	$624	$5,297
Non cash transactions – Notes 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income	Total
Balance, May 1, 2012	39,960,479	$39,961	1	$–	$61,025,529	$(45,446,771)	$(79,859)	$15,538,860
Shares issued:
Private Placements	1,465,000	1,465	–	–	3,577,870	–	–	3,579,335
Proceeds allocated on exercise of warrants (Note 5)	–	–	–	–	129,790	–	–	129,790
Less: Share issue costs	–	–	–	–	(15,591)	–	–	(15,591)
Shares issued on exercise of warrants	167,103	167	–	–	320,994	–	–	321,161
Exercise of stock options	132,292	132	–	–	92,562	–	–	92,694
Stock based compensation (Note 5)	–	–	–	–	611,375	–	–	611,375
Net income for the period	–	–	–	–	–	542,433	–	542,433
Foreign currency translation adjustment	–	–	–	–	–	–	(128,709)	(128,709)
Balance, October 31, 2012 (Unaudited)	41,724,874	$41,725	1	$–	$65,742,529	$(44,904,338)	$(208,568)	$20,671,348

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
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

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, server software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to telecom carriers, telecom original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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
October 31, 2012
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

Operating results for the six months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

c)	New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. The Company adopted the requirements of this ASU, and it did not materially impact the consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company early implemented the requirements and present net income and comprehensive income in two separate but consecutive statements. The Company changed the presentation of comprehensive income from the period ended July 31, 2012.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. The Company early adopted this standard on September 30, 2011 and it did not materially impact the Company’s consolidated financial statements.

d)	Derivative Financial Instruments

Foreign currency contracts are used by the Company to offset fluctuations in exchange rates. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six month periods ended October 31, 2012.

The Company also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, are recognized in earnings.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. ASC Topic 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2012 was $6,700,924 (CDN$6,704,947) (April 30, 2012 - $6,834,353) and $2,082,164 (CDN$2,083,752) (April 30, 2012 - $2,123,624), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2012 and 2011.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

A summary of the Company’s intangible assets, net, at October 31, 2012 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$–
Customer assets	2,727,648	1,492,195	1,216,028	19,425
Intangible assets	$9,033,984	$5,909,873	$3,104,686	$19,425

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008, the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, were license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provided Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and six months ended October 31, 2012, pursuant to the terms of these agreements, was $nil and $134,493 (2011 - $99,744 and $208,386), respectively. As at October 31, 2012, the Company had an accounts receivable balance from Mitel of $nil (April 30, 2012 - $242,469), and an accounts payable balance to Mitel of $44,000 (April 30, 2012 - $nil).

During the three and six months ended October 31, 2012, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $21,025 and $42,049 (2011 - $20,141 and $41,171), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

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

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. In the event that Wesley Clover did not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 would have been immediately due and payable to the Company and such default amount would have incurred interest at the rate of 2% per month (on a pro-rata basis) on the default amount until the default amount was paid in full.

On August 24, 2011, Wesley Clover Corporation exercised 833,334 warrants at the original exercise price of $0.90 per common share.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 3	Related Party Transactions - (cont’d)

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. On January 30, 2012, the Company sold products and services to Mitel Trade s.r.o. for consideration of $208,992. The Company’s revenue for the three and six months ended October 31, 2012, pursuant to the terms of this sale, was $10,969 and $21,938 (2011 - $nil and $nil), respectively. As at October 31, 2012, the Company had an accounts receivable balance from Mitel Trade s.r.o. of $206,500 (April 30, 2012 - $206,500).

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

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that the Company’s hedging program will not result in a negative impact on the Company’s earnings and earnings per share. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended October 31, 2012.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. As of October 31, 2012, the Company had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of October 31, 2012 is $65,461.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Derivative Warrant Liability – (cont’d)

The warrant liability is accounted for at its fair value as follows:

Fair Value
Fair value of warrant liability, at issuance	$1,311,141
Change in fair value of warrant liability for the period	715,803
Fair value of warrant liability at April 30, 2012	2,026,944
Change in fair value of warrant liability for the period	(927,703)
Warrants exercised during the period	(129,790)
Fair value of warrant liability at October 31, 2012	$969,451

The Company used the Binomial method to estimate the fair value of the June 14, 2011 warrants with the following assumptions:

	As at	As at the date of issuance
	October 31, 2012	June 14, 2011
Risk-free interest rate	0.18%	1.60%
Expected volatility	70%	70%
Expected term	0.12 years to 0.62 years	1.5 years to 2 years
Dividend yield	0%	0%

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

During the six months ended October 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the six months ended October 31, 2011 was $136,934. The warrants expired unexercised on July 30, 2012.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Fair Value Measurement – (cont’d)

A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. The Company did not have any non-recurring fair value measurements in the three or six month period ended October 31, 2012. No non-recurring fair value measurements were required relating to the testing of goodwill and other intangible assets for impairments.

The following describes the Company’s recurring fair value measurements:

Fair value measurement includes the consideration of non–performance risk. Non–performance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the non–performance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted to reflect non-performance risk.

The fair value of the derivative instrument is primarily based on standard industry accepted Binomial model.

As at October 31, 2012	Fair Value	Level 1	Level 2	Level 3
Derivative warrant liability	$(969,451)	$-	$-	$(969,451)
Forward exchange contracts	65,461	65,461	-	-
Total Liabilities	$(903,990)	$65,461	$-	$(969,451)

As at April 30, 2012	Fair Value	Level 1	Level 2	Level 3
Derivative warrant liability	$(2,026,944)	$-	$-	$(2,026,944)
Forward exchange contracts	-	-	-	-
Total Liabilities	$(2,026,944)	$-	$-	$(2,026,944)

Note 5	Common Stock

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non–brokered private placement for aggregate gross proceeds of CDN $3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.24) per unit, with each unit consisting of one share of the Company’s common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the six month period ended October 31, 2012 and 2011 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the six months ended October 31, 2012 was $2.90 (2011 - $nil). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended
	October 31, 2012	October 31, 2011
Risk-free interest rate	0.62%	n/a
Expected volatility	74.47%	n/a
Expected term	3.7 years	n/a
Dividend yield	0%	n/a

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options - (cont’d)

The following is a summary of the status of the Company’s stock options as of October 31, 2012 and the stock option activity during the six months ended October 31, 2012:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2012	3,925,979	$1.15
Granted	310,000	$2.90
Exercised	(132,292)	$0.70
Expired	(12,000)	$1.24
Forfeited/Cancelled	(176,812)	$1.69
Outstanding at October 31, 2012	3,914,875	$1.28

Exercisable at October 31, 2012	2,414,785	$0.93
Exercisable at April 30, 2012	2,087,742	$0.85

The following table summarizes information regarding stock purchase options outstanding as of October 31, 2012:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	373,591	$769,597	December 15, 2013	356,744	$734,893
$0.47	356,389	723,470	December 13, 2012 to September 26, 2016	356,389	723,470
$0.60	424,020	805,638	December 14, 2014	303,549	576,743
$0.62	850,000	1,598,000	April 17, 2014	743,750	1,398,250
$1.70	800,000	640,000	December 17, 2016	166,666	133,333
$1.90	421,875	253,125	December 14, 2015	191,665	114,999
			December 31, 2014 to
$2.00	12,000	6,000	February 28, 2015	12,000	6,000
$2.15	240,000	84,000	September 7, 2016	240,000	84,000
$2.27	102,000	23,460	March 10, 2016	40,376	9,286
$2.55	25,000	–	March 8, 2017	3,646	–
$2.68	5,000	–	September 13, 2017	–	–
$2.90	305,000	–	July 19, 2017	–	–
October 31, 2012	3,914,875	$4,903,290		2,414,785	$3,780,974

April 30, 2012	3,925,979	$6,751,493		2,087,742	$4,213,032

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.50 per share as of October 31, 2012 (April 30, 2012 – $2.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2012 was 2,411,139 (April 30, 2012 – 2,087,742). The total intrinsic value of options exercised during the six months ended October 31, 2012 was $238,038 (2011 – $61,665). The grant date fair value of options vested during the six months ended October 31, 2012 was $320,694 (2011 – $112,474).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2012.

		Weighted Average
	Number of Options	Grant Date Fair Value
Non-vested options at April 30, 2012	1,838,237	$0.82
Granted	310,000	$1.54
Vested	(471,335)	$0.68
Cancelled/Forfeited	(176,812)	$0.90
Non-vested options at October 31, 2012	1,500,090	$1.00

As of October 31, 2012 there was $1,295,925 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.94 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Cost of sales	$8,797	$8,875	$17,636	$17,919
Sales and marketing	73,072	26,906	127,007	35,872
Research and development	10,531	8,021	21,247	18,071
General and administrative	55,100	30,521	111,043	61,399
Total stock-option based compensation	$147,500	$74,323	$276,933	$133,261

Warrants

During the three months ended October 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended October 31, 2011 was $136,934. These warrants expired unexercised on July 30, 2012.

On May 17, 2012 and July 25, 2012, holders of warrants issued under a brokered private placement, exercised 50,000 warrants and 7,000 warrants respectively, at the original exercise price of $2.25 per common share. On October 25, 2012, a holder of warrants issued under a brokered private placement, exercised 110,103 warrants at the original exercise price of $1.75 per common share.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of October 31, 2012:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013
Granted	732,500	$3.25	June 19, 2014
Exercised	(167,103)	$1.92	June 14, 2013
Expired	(1,000,000)	$1.50	July 30, 2012
Warrants at October 31, 2012	2,358,502	$2.54	December 14, 2012 to June 19, 2014

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in common shares of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of October 31, 2012, a total of 556,401 (April 30, 2012 - 556,401) shares were available for issuance under the ESPP. During the six months ended October 31, 2012, nil shares (April 30, 2012 - 55,571) were sold or issued to employees under the ESPP.

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

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the six months ended October 31, 2012, 133,443 deferred share units were issued under the DSUP, of which 59,878 were granted to officers or employees and 73,565 were granted to non-employee directors. As of October 31, 2012, a total of 778,493 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding deferred share unit awards as of October 31, 2012, and changes during the period then ended:

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2012	1,588,064	$0.83
Granted	133,443	$2.90
Conversions	–	–
DSU’s outstanding at October 31, 2012	1,721,507	$1.01

The following table summarizes information regarding the non-vested deferred share units outstanding as of October 31, 2012:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2012	334,337	$1.33
Granted	133,443	$2.90
Vested	(165,007)	$2.06
Non-vested DSU’s at October 31, 2012	302,773	$1.63

As of October 31, 2012 there was $361,356 (2011 – $441,035) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.02 years (2011 – 2.49 years).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Sales and marketing	$4,167	$–	$8,334	$–
Research and development	2,082	–	2,354	–
General and administrative	60,856	55,600	323,754	240,923
Total DSU-based compensation	$67,105	$55,600	$334,442	$240,923

Note 6	Segmented Information

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
October 31, 2012
(Unaudited)

Note 6	Segmented Information – (cont’d)

Foreign revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
North America	$2,263,483	$2,347,998	$5,184,000	$3,951,751
Europe	735,177	765,281	1,426,290	1,612,314
Asia and Africa	276,342	178,074	833,029	397,273
Latin America	287,785	182,500	507,236	271,249
	$3,562,787	$3,473,853	$7,950,555	$6,232,587

Contained within the results of North America for the three and six months ended October 31, 2012 are revenues from the United States of $1,865,651 and $3,800,737 (2011 - $1,582,089 and $2,533,176) respectively, and from Canada of $397,832 and $1,383,263 (2011 - $765,909 and $1,418,575) respectively.

Contained within the results of Europe for the three and six months ended October 31, 2012 are revenues from the United Kingdom of $182,250 and $305,396 ( 2011 - $456,692 and $836,632) respectively, from France of $216,871 and $233,664 (2011 - $24,260 and $121,099) respectively, from Germany of $58,088 and $188,501 (2011 - $34,620 and $137,186) respectively, from Norway of $35,424 and $214,805 (2011 - $8,240 and $13,234) respectively, and from Belgium of $51,868 and $57,970 (2011 - $11,658 and $15,133) respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2012 are revenues from Japan of $118,249 and $474,129 (2011 - $27,350 and $42,691) respectively, from China of $65,286 and $146,166 (2011 - $nil and $21,890) respectively, from Russian Federation of $24,315 and $80,045 (2011 - $21,561 and $38,735) respectively, from Australia of $24,782 and $45,084 (2011 - $61,474 and $83,744) respectively, and from South Africa of $11,302 and $28,837 (2011 - $15,273 and $88,247) respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2012 are revenues from Brazil of $8,602 and $153,551 (2011 - $49,146 and $81,959) respectively, from Mexico of $99,192 and $119,761 (2011 - $$64,874 and $78,989) respectively, from Chile of $102,031 and $106,172 (2011 - $7,910 and $16,406) respectively, from Colombia of $49,209 and $59,910 (2011 - $9,229 and $28,421) respectively, and from Dominican Republic of $4,230 and $18,389 (2011 - $43,760 and $43,845) respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2012	April 30, 2012
Canada	$8,960,709	$9,117,687
United States	159,905	24,569
	$9,120,614	$9,142,256

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three and six months ended October 31, 2012 and 2011 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Customer A	10%	4%	8%	2%
Customer B	6%	15%	8%	15%
Customer C	1%	-%	9%	-%
	17%	19%	25%	17%

Accounts receivable balances for Customer A were $837,293 as at October 31, 2012 (April 30, 2012 -$602,227). Accounts receivable balances for Customer B were $566,508 as at October 31, 2012 (April 30, 2012 - $79,100). Accounts receivable balances for Customer C were $nil as at October 31, 2012 (April 30, 2012 - $32,703).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $49,970 was made. The monthly lease payment under the agreement is $22,681 plus $21,252 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $7,031 (CDN$7,036). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

On August 2, 2011, the Company entered into extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the new extension agreement is $6,700.

d)

On March 12, 2009, the Company and its wholly-owned subsidiary, CounterPath Technologies Inc., entered into a settlement agreement with a founder and former officer of the Company. Under the settlement agreement, the Company will pay a total of $494,703 (CDN$495,000) over 45 months at a rate of CDN$11,000 per month.

Total payable over the term of the agreements for the years ended April 30th are as follows:

		Office Leases
	Office Leases –	– Unrelated	Total Office	Settlement
	Related Party	Party	Leases	Agreement
2013	$42,189	$275,624	$317,813	$16,490
2014	84,377	497,649	582,026	-
2015	-	207,354	207,354	-
	$126,566	$980,627	$1,107,193	$16,490

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

Note 8	Subsequent Events

On December 13, 2012, the Company granted 30,000 stock options to one employee pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market share price on December 13, 2012. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

Business of CounterPath

     Our business focuses on the design, development, marketing and sales of personal computer and mobile application software, server software and related professional services, such as pre and post sales, technical support and customization services. Our software products are sold into the telecommunications sector, specifically the voice over Internet protocol (VoIP), unified communications and fixed-mobile convergence markets. VoIP, unified communications and fixed-mobile convergence are general terms for technologies that use Internet or mobile protocols for the transmission of packets of data which may include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network.

     Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Our customers include: (1) telecommunications service providers and Internet telephony service providers, (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice, instant messaging and video communication from the end user through the network to another end user.

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

     We believe that our revenue and results of operations may vary significantly from quarter to quarter as a result of long sales and deployment cycles, lack of control of channel partners and their timing of selling our products, new product introductions and seasonal variations in customer ordering patterns.

Operating Expenses

     Operating expenses consist of cost of sales, sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories.

     Cost of sales primarily consists of: (a) salaries and benefits related to personnel, including stock-based compensation, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer assets are amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years from acquisition, which is management's estimate of the useful life of the customer asset.

     Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for contracting services, (c) commissions, (d) travel, lodging and other out-of-pocket expenses, (e) marketing programs such as trade shows, and (f) other related overhead. Commissions are recorded as expense when earned by the employee. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

     Research and development expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) payments to suppliers for design and contracting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of our research and development costs have been expensed as incurred.

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

     Operating results for the six months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

Revenue Recognition

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) ASC 985-605, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2012 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2012, we recorded an expense of $611,375 in connection with share-based payment awards. A future expense of non-vested options of $1,295,925 is expected to be recognized over a weighted-average period of 2.94 years. A future expense of non-vested deferred share units of $361,356 is expected to be recognized over a weighted-average period of 2.02 years.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2012, did not result in an impairment charge, nor did we record any goodwill impairment for the six months ending October 31, 2012.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the six months ending October 31, 2012 (2011 - $nil).

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

     We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of October 31, 2012, we had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain/loss of forward contracts as of October 31, 2012 is $65,461.

Results of Operations

     Our operating activities during the three and six months ended October 31, 2012 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2012 and 2011, and as at October 31, 2012 and April 30, 2012 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2012 and 2011 and fiscal year ended April 30, 2012. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended October 31,
	2012			2011
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,562,787	100%		$3,473,853	100%

Non-GAAP operating expenses[1]	3,878,621	109%		3,370,266	97%
Stock-based compensation	214,605	6%		129,923	4%
Amortization of intangible assets	9,683	-%		203,294	6%
GAAP operating expenses	4,102,909	115%		3,703,483	107%

Loss from operations	(540,122)	(15%	)	(229,630)	(7%	)
Interest income (expense), net	17,936	-%		49,041	1%
Fair value adjustment on derivative instrument	208,036	6%		282,014	1%
Foreign exchange gain (loss)	(10,955)	-%		10,624	8%
Net income (loss)	($325,105)	(9%	)	$112,049	3%

Net income (loss) per share	($0.01)			$0.00

Weighted average common shares outstanding	41,592,776			39,552,114

__________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Six Months Ended October 31,
	2012			2011
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$7,950,555	100%		$6,232,587	100%

Non-GAAP operating expenses[1]	7,827,102	98%		6,554,089	105%
Stock-based compensation	611,375	8%		374,184	6%
Amortization of intangible assets	19,591	-%		484,174	8%
GAAP operating expenses	8,458,068	106%		7,412,447	119%

Income (loss) from operations	(507,513)	(6%	)	(1,179,860)	(19%	)
Interest income (expense), net	61,319	1%		(72,848)	(1%	)
Fair value adjustment on derivative instrument	993,164	12%		427,728	7%
Foreign exchange gain (loss)	(4,537)	-%		11,311	-%
Net income (loss)	$542,433	7%		($813,669)	(13%	)

Net income (loss) per share	$0.01			($0.02)

Weighted average common shares outstanding	41,159,949			37,692,012

_________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	October 31,	April 30,
Selected Consolidated Balance Sheet Data	2012	2012
Cash	$11,669,746	$8,154,139
Current assets	16,486,730	12,339,167
Current liabilities	4,984,119	5,850,427
Total liabilities	5,128,008	6,005,084
Total assets	$25,799,356	$21,543,944

Revenue

	Three Months Ended October 31,
	2012		2011		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,811,815	51%	$2,127,860	61%	($316,045)	(15%	)
Service	1,750,972	49%	1,345,993	39%	404,979	30%
Total revenue	$3,562,787	100%	$3,473,853	100%	$88,934	3%

Revenue by Region
International	$1,299,304	36%	$1,125,855	32%	$173,449	15%
North America	2,263,483	64%	2,347,998	68%	(84,515)	(4%	)
Total revenue	$3,562,787	100%	$3,473,853	100%	$88,934	3%

     For the three months ended October 31, 2012, we generated $3,562,787 in revenue compared to $3,473,853 for the three months ended October 31, 2011. This represents an increase of $88,934 or 3% from the same period last year. We generated $1,811,815 in software revenue for the three months ended October 31, 2012 compared to $2,127,860 for the three months ended October 31, 2011, representing a decrease of $316,045 or 15%. The decrease in software revenue for the three months ended October 31, 2012 was primarily a result of a decrease in direct sales to service providers and delays in channel partners entering into contracts with their customers for our software. For the three months ended October 31, 2012, service revenue was $1,750,972 compared to $1,345,993 for the three months ended October 31, 2011. The increase of $404,979 or 30% in service revenue was primarily due to the increase in sales of professional engineering and customization work for channel partners, service providers and enterprises. The service revenue related to customization is expected to lead to future software revenue as our customers deploy further volumes of that customized software. International revenue outside of North America increased by 15% during the three months ended October 31, 2012 compared to the three months ended October 31, 2011, as a result of increased sales in Asia and Latin America offset by weaker sales in Europe. North American revenue decreased by 4%, during the three months ended October 31, 2012, compared to the three months ended October 31, 2011, due primarily to a decrease in sales of software to North American service providers.

	Six Months Ended October 31,
	2012		2011		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,339,871	55%	$3,711,911	60%	$627,960	17%
Service	3,610,684	45%	2,520,676	40%	1,090,008	43%
Total revenue	$7,950,555	100%	$6,232,587	100%	$1,717,968	28%

Revenue by Region
International	$2,766,555	35%	$2,280,836	37%	$485,719	21%
North America	5,184,000	65%	3,951,751	63%	1,232,249	31%
Total revenue	$7,950,555	100%	$6,232,587	100%	$1,717,968	28%

     For the six months ended October 31, 2012, we generated $7,950,555 in revenue compared to $6,232,587 for the six months ended October 31, 2011. This represents an increase of $1,717,968 or 28% from the same period last year. We generated $4,339,871 in software revenue for the six months ended October 31, 2012 compared to $3,711,911 for the six months ended October 31, 2011, representing an increase of $627,960 or 17%. The increase in software revenue for the six months ended October 31, 2012 was primarily a result of an increase in direct sales to enterprises and service providers. For the six months ended October 31, 2012, service revenue was $3,610,684 compared to $2,520,676 for the six months ended October 31, 2011. The increase of $1,090,008 in service revenue was primarily due to the increase in sales of professional engineering and customization work for both enterprises and service providers. The service revenue related to customization is expected to lead to future software revenue as our customers deploy further volumes of that customized software. International revenue outside of North America increased by 21% during the six months ended October 31, 2012 compared to the six months ended October 31, 2011, as a result of increased sales in Asia and Latin America offset by weaker sales in Europe. North American revenue increased by 31%, compared to the six months ended October 31, 2011, due primarily to an increase in sales of software and services to North American service providers and enterprises.

Operating Expenses

Cost of Sales

     Cost of sales for the three and six months ended October 31, 2012 and 2011 were as follows:

	October 31, 2012		October 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$626,006	18%	$648,201	19%	($22,195)	(3%	)
Six months ended	$1,185,799	15%	$1,508,346	24%	($322,547)	(21%	)

     Cost of sales was $626,006 for the three months ended October 31, 2012 compared to $648,201 for the three months ended October 31, 2011. The decrease of $22,195 was primarily attributable to a decrease in amortization of intangible assets of approximately $194,000, partially offset by an increase in wages, contracting fees and benefits of approximately $97,000, an increase in third party software costs of approximately $48,000, and an increase in other expenses of approximately $27,000. Cost of sales for the three months ended October 31, 2012 includes $9,683 ($203,294 – 2011) of non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

     Cost of sales was $1,185,799 for the six months ended October 31, 2012 compared to $1,508,346 for the six months ended October 31, 2011. The decrease of $322,547 was primarily attributable to a decrease in amortization of intangible assets of approximately $465,000, partially offset by an increase in wages, contracting fees and benefits of approximately $99,000, an increase in third party software costs of approximately $41,000 and an increase in warranty related expense of approximately $39,000. Cost of sales for the six months ended October 31, 2012 includes $19,591 ($484,174 – 2011) of non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

     Sales and marketing expenses for the three and six months ended October 31, 2012 and 2011 were as follows:

	October 31, 2012		October 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,028,217	29%	$921,232	27%	$106,985	12%
Six months ended	$2,083,252	26%	$1,743,266	26%	$339,986	20%

     Sales and marketing expenses were $1,028,217 for the three months ended October 31, 2012 compared to $921,232 for the three months ended October 31, 2011. The increase of $106,985 was primarily attributable to an increase of approximately $87,000 in wages, contracting fees, commissions and benefits, and an increase of approximately $53,000 in stock based compensation, offset by a decrease of approximately $33,000 in other expenses.

     Sales and marketing expenses were $2,083,252 for the six months ended October 31, 2012 compared to $1,743,266 for the six months ended October 31, 2011. The increase of $339,986 was primarily attributable to an increase of approximately $269,000 in wages, contracting fees commissions and benefits, and an increase of approximately $102,000 in stock based compensation, offset by a decrease of approximately $31,000 in other expenses.

Research and Development

     Research and development expenses for the three and six months ended October 31, 2012 and 2011 were as follows:

	October 31, 2012		October 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,284,594	36%	$1,114,017	32%	$170,577	15%
Six months ended	$2,645,606	33%	$2,106,528	34%	$539,078	26%

     Research and development expenses were $1,284,594 for the three months ended October 31, 2012 compared to $1,114,017 for the three months ended October 31, 2011. The increase of $170,577 was primarily attributable to an increase in wages, contracting fees and benefits of approximately $147,000, and an increase of approximately $24,000 in other expenses.

     Research and development expenses were $2,645,606 for the six months ended October 31, 2012 compared to $2,106,528 for the six months ended October 31, 2011. The increase of $539,078 was primarily attributable to an increase in wages and benefits of approximately $501,000 due to an increase in wages, contracting fees and benefits, and an increase of approximately $38,000 in other expenses.

General and Administrative

     General and administrative expenses for the three and six months ended October 31, 2012 and 2011 were as follows:

	October 31, 2012		October 31, 2011		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,164,092	33%	$1,020,033	29%	$144,059	14%
Six months ended	$2,543,411	32%	$2,054,307	33%	$489,104	24%

     General and administrative expenses were $1,164,092 for the three months ended October 31, 2012 compared to $1,020,033 for the three months ended October 31, 2011. The increase of $144,059 in general and administrative expenses was primarily attributable to an increase of approximately $182,000 in filing fees primarily attributable to stock exchange listing fees, an increase of approximately $68,000 in legal fees not directly attributable to financing activities, offset by a decrease of professional services of approximately $42,000 and other expenses of approximately $64,000.

     General and administrative expenses were $2,543,411 for the six months ended October 31, 2012 compared to $2,054,307 for the six months ended October 31, 2011. The increase of $489,104 in general and administrative expenses was primarily attributable to an increase of approximately $258,000 in stock exchange listing fees, an increase of approximately $130,000 in stock based compensation, an increase of approximately $60,000 in investor relations expenses, an increase of approximately $68,000 in legal fees not directly attributable to financing activities, and an increase in bad debts reserve of approximately $44,000, partially offset by a decrease in office rent of $50,000 and a decrease in other expenses of approximately $21,000.

Interest and Other Income

     Interest income for the three and six months ended October 31, 2012 was $18,090 and $61,943, respectively, compared to $49,483 and $98,836 respectively , for the three and six months ended October 31, 2011. Interest expense for the three and six months ended October 31, 2012 was $154 and $624, respectively, compared to $442 and $171,684 respectively, for the three and six months ended October 31, 2011. Interest expense for the six months ended October 31, 2011 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

     Fair value adjustment on derivative instruments for the three and six months ended October 31, 2012 was $208,036 and $993,164, respectively, compared to $282,014 and $427,728 respectively, for the three and six months ended October 31, 2011. The fair value adjustment on derivative instruments primarily represents the period to period change in the fair value of certain Canadian dollar denominated warrants recorded as derivative instruments, and forward contracts not designated as hedging instruments. The derivative liability is revalued at the end of each reporting period.

     Foreign exchange gain (loss) for the three and six months ended October 31, 2012 was ($10,955) and ($4,537), respectively, compared to $10,624 and $11,311 respectively, for the three and six months ended October 31, 2011. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the inter company accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of October 31, 2012, we had $11,669,746 in cash compared to $8,154,139 at April 30, 2012, representing an increase of $3,515,607. The increase was primarily attributable to the completion of a private placement discussed below under Financing Activities. Our working capital was $11,502,611 at October 31, 2012 compared to $6,488,740 at April 30, 2012, representing an increase of $5,013,871. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

     Our company has $990,399 in cash held outside of the U.S., and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

     Our operating activities resulted in a net cash outflow of $196,622 for the six months ended October 31, 2012. This compares to a net cash outflow of $1,178,474 for the same period last year and represents a decrease of $981,852 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2012 was primarily a result of an increase in accounts receivable of $715,238, a non-cash gain of $993,164 due to the change in fair value of derivative instruments and a $76,320 decrease in accounts payable, which more than offset net income of $542,433, a $286,469 increase in unearned revenue and non-cash expenses of $611,375 for stock-based compensation and $81,830 for depreciation and amortization.

     The net cash outflow from operating activities for the six months ended October 31, 2011 was primarily a result of a net loss of $813,669, a $265,299 decrease in accounts payable, a non-cash gain of $427,728 due to the change in fair value of a derivative instruments and a $661,921increase in accounts receivable. The net cash outflow was offset by adjustments for non-cash expenses including $484,174 for amortization of intangible assets, $374,184 for stock-based compensation and $60,050 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $256,487 for the six months ended October 31, 2012 primarily from purchases of computer equipment. This compares with a net cash outflow from investing activities of $1,675 for the same period last year for deposits and purchases of equipment. At October 31, 2012, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $3,977,598 for the six months ended October 31, 2012 compared to a net cash inflow of $6,683,718 for the six months ended October 31, 2011.

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

     On July 28, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On August 24, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On May 14, 2012, we received total proceeds of $114,086 (CDN$112,500) from the exercise of 50,000 warrants issued pursuant to the private placement that closed June 14, 2011. On October 25, 2012, we received total proceeds of $192,795 (CDN$192,680) from the exercise of 110,103 warrants issued pursuant to the private placement that closed on June 14, 2011

     On June 19, 2012, we issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of $3,597,000 (CDN$3,662,500) at a price of $2.46 (CDN$2.50) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $3.25 per share until June 19, 2014.

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

     In June 2011 the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We early implemented the requirements and present net income and comprehensive income in in two separate but consecutive statements and we changed the presentation of comprehensive income from the period ended July 31, 2012.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2012, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  length of sales cycles which may be extended by selling our products through channel partners;

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

     Operating expenses increased to $4,102,909 for the three months ended October 31, 2012 from $3,703,483 for the three months ended October 31, 2011 while our revenue increased to $3,562,787 for the three months ended October 31, 2012 from $3,473,853 for the three months ended October 31, 2011. Our ability to reach and maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended October 31, 2012 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended October 31, 2012.

     We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of October 31, 2012 we had $2,000,000 of notional value foreign currency forward contracts maturing through February 25, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of October 31, 2012 is $65,461.

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 41,724,874 shares of common stock that were issued and outstanding as of October 31, 2012, our directors owned approximately 26.4% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at October 31, 2012, then we would be required to issue an additional 6,494,794 shares of our common stock, which would represent approximately 13.5% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 13, 2012, we granted 5,000 stock options pursuant to our 2010 Stock Option plan to an employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $2.68. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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
Date: December 13, 2012
(Principal Executive Officer)

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: December 13, 2012
(Principal Financial Officer)