Form 10-Q
period 2013-01-31
COUNTERPATH CORP
filed 2013-03-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,915,204 shares of common stock issued and outstanding as of March 12, 2013.

COUNTERPATH CORPORATION
JANUARY 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2013 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$12,830,189	$8,154,139
Accounts receivable (net of allowance for doubtful accounts of $391,840 and $334,294 respectively)	3,857,824	4,014,472
Prepaid expenses and deposits	130,470	170,556
Total current assets	16,818,483	12,339,167

Deposits	127,872	62,521
Equipment	187,976	101,024
Intangible assets (net of accumulated amortization of $5,919,588 and $5,890,282, respectively) – Note 2(e)	9,697	38,853
Derivative instruments – Note 4	78,435	–
Goodwill – Note 2(e)	8,769,027	8,957,977
Other assets	81,979	44,402
Total Assets	$26,073,469	$21,543,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,272,713	$2,416,489
Derivative instruments – Note 4	387,286	2,026,944
Unearned revenue	2,280,778	1,308,174
Customer deposits	9,553	13,872
Accrued warranty	93,330	84,948
Total current liabilities	5,043,660	5,850,427

Deferred lease inducements	45,242	56,082
Unrecognized tax benefit	98,575	98,575
Total liabilities	5,187,477	6,005,084

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2013 – 1; April 30, 2012 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 83,076,900 Issued and outstanding: January 31, 2013 – 41,929,898; April 30, 2012 – 39,960,479	41,930	39,961
Additional paid-in capital	66,120,550	61,025,529
Accumulated deficit	(45,076,063)	(45,446,771)
Accumulated other comprehensive income – currency translation adjustment	(200,425)	(79,859)
Total stockholders’ equity	20,885,992	15,538,860
Liabilities and Stockholders’ Equity	$26,073,469	$21,543,944

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenue – Note 6:
Software	$2,117,042	$1,856,867	$6,456,913	$5,568,778
Service	1,149,046	1,629,004	4,759,730	4,149,680
Total revenue	3,266,088	3,485,871	11,216,643	9,718,458
Operating expenses:
Cost of sales (includes depreciation of $22,071 (2012 – $17,363) and amortization of intangible assets of $29,306 (2012 – $683,735) – Note 2(e))	537,433	670,687	1,723,232	2,179,033
Sales and marketing	1,110,201	1,033,938	3,193,453	2,777,204
Research and development	1,447,921	1,231,789	4,093,527	3,338,317
General and administrative	952,997	869,446	3,496,408	2,923,753
Total operating expenses	4,048,552	3,805,860	12,506,620	11,218,307
Loss from operations	(782,464)	(319,989)	(1,289,977)	(1,499,849)
Interest and other income (expense), net:
Interest and other income	73,317	45,509	135,260	144,345
Interest expense	(124)	(428)	(748)	(172,112)
Foreign exchange gain (loss)	6,110	3,592	1,573	14,903
Fair value adjustment on derivative instruments – Note 4	531,436	208,504	1,524,600	636,232
Net income (loss) for the period	$(171,725)	$(62,812)	$370,708	$(876,481)

Net income (loss) per share:
Basic and diluted	$0.00	$0.00	$0.01	$(0.02)

Weighted average common shares outstanding:	41,836,341	39,876,373	41,385,413	38,420,132

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(171,725)	$(62,812)	$370,708	$(876,481)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,143	(87,644)	(120,566)	(505,482)
Comprehensive income (loss)	$(163,582)	$(150,456)	$250,142	$(1,381,963)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$370,708	$(876,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,414	87,901
Amortization of intangible assets	29,306	683,735
Stock-based compensation	812,108	532,832
Change in fair value of derivative liability	(1,524,600)	(636,232)
Foreign exchange gain (loss)	(1,573)	(14,903)
Accretion of debenture discount	−	159,798
Changes in assets and liabilities:
Accounts receivable	156,765	(1,071,667)
Other current assets	40,067	1,237
Decrease in other assets	(48,292)	(8,599)
Accounts payable and accrued liabilities	(113,566)	(184,480)
Unearned revenue	972,604	216,901
Customer deposits	(4,319)	805,298
Accrued warranty	8,382	(48,200)
Net cash generated from (used) in operating activities	832,004	(352,860)

Cash flows from investing activities:
Purchase of equipment	(221,266)	(33,573)
Deposits	(43,458)	69,359
Net cash generated from (used) in investing activities	(264,724)	35,786

Cash flows from financing activities:
Common stock issued, net of transaction costs	4,104,362	6,685,428
Net cash provided by financing activities	4,104,362	6,685,428

Foreign exchange effect on cash	4,408	66,088

Increase (decrease) in cash	4,676,050	6,434,442

Cash, beginning of the period	8,154,139	1,707,397
Cash, end of the period	$12,830,189	$8,141,839

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$748	$12,314
Non cash transactions – Notes 4 and 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

	Common shares		Preferred Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income	Total
Balance, May 1, 2012	39,960,479	$39,961	1	$–	$61,025,529	$(45,446,771)	$(79,859)	$15,538,860
Shares issued:
Private placements	1,465,000	1,465	–	–	3,577,870	–	–	3,579,335
Proceeds allocated on exercise of warrants (Note 5)	–	–	–	–	180,519	–	–	180,519
Less: Share issue costs	–	–	–	–	(15,591)	–	–	(15,591)
Shares issued on exercise of warrants	277,206	277	–	–	514,961	–	–	515,238
Exercise of stock options	155,309	155	–	–	103,444	–	–	103,599
Cancellation of shares (Note 5)	(6,484)	(6)			(78,212)			(78,218)
Conversion of deferred share units	78,388	78			(78)
Stock based compensation (Note 5)	–	–	–	–	812,108	–	–	812,108
Net income for the period	–	–	–	–	–	370,708	–	370,708
Foreign currency translation adjustment	–	–	–	–	–	–	(120,566)	(120,566)
Balance, January 31, 2013 (Unaudited)	41,929,898	$41,930	1	$–	$66,120,550	$(45,076,063)	$(200,425)	$20,885,992

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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
January 31, 2013
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

Operating results for the nine months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

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
January 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company early implemented the requirements and presents net income and comprehensive income in two separate but consecutive statements.

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

Foreign currency contracts are used by the Company to offset fluctuations in exchange rates. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine month periods ended January 31, 2013.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, are recognized in earnings.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2013 was $6,690,196 (CDN$6,704,947) (April 30, 2012 - $6,834,353) and $2,078,831 (CDN$2,083,752) (April 30, 2012 - $2,123,624), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2013 and 2012.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

A summary of the Company’s intangible assets, net, at January 31, 2013 is as follows:

			Accumulated
		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$–
Customer assets	2,727,635	1,501,910	1,216,028	9,697
Intangible assets	$9,033,971	$5,919,588	$3,104,686	$9,697

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008, the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, were license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provided Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three and nine months ended January 31, 2013, pursuant to the terms of these agreements, was $nil and $134,493 (2012 − $147,551 and $355,937), respectively. As at January 31, 2013, the Company had an accounts receivable balance from Mitel of $nil (April 30, 2012 − $242,469).

During the three and nine months ended January 31, 2013, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $21,061 and $63,182 (2012 - $19,902 and $59,706), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

In connection with a non-brokered private placement which closed on January 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover Corporation, a company controlled by the Chairman of the Company. In connection with a subsequent private placement on June 14, 2011, Wesley Clover Corporation converted its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture was unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012.

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
January 31, 2013
(Unaudited)

Note 3	Related Party Transactions - (cont’d)

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. On January 30, 2012, the Company sold products and services to Mitel Trade s.r.o. for consideration of $208,992. The Company’s revenue for the three and nine months ended January 31, 2013, pursuant to the terms of this sale, was $11,064 and $33,287 (2012 - $162,625 and $162,625), respectively. As at January 31, 2013, the Company had an accounts receivable balance from Mitel Trade s.r.o. of $206,500 (April 30, 2012 - $206,500).

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

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that the Company’s hedging program will not result in a negative impact on the Company’s earnings and earnings per share. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended January 31, 2013.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. As of January 31, 2013, the Company had $4,000,000 of notional value foreign currency forward contracts maturing through June 3, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of January 31, 2013 is $78,435.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Derivative Warrant Liability – (cont’d)

The warrant liability is accounted for at its fair value as follows:

Fair Value
Fair value of warrant liability, at issuance	$1,311,141
Change in fair value of warrant liability for the period	715,803
Fair value of warrant liability at April 30, 2012	2,026,944
Change in fair value of warrant liability for the period	(1,459,139)
Warrants exercised during the period	(180,519)
Fair value of warrant liability at January 31, 2013	$387,286

The Company used the Binomial method to estimate the fair value of the June 14, 2011 warrants with the following assumptions:

	As at	As at the date of issuance
	January 31, 2013	June 14, 2011
Risk-free interest rate	0.18%	1.60%
Expected volatility	70%	70%
Expected term	0.54 years	1.5 years to 2 years
Dividend yield	0%	0%

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

During the nine months ended January 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the nine months ended January 31, 2012 was $136,934. The warrants expired unexercised on July 30, 2012.

Fair Value Measurement

When available, the Company uses quoted market prices to determine fair value, and classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market–based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value–driver that is significant to the valuation.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 4	Derivative Instruments – (cont’d)

Fair Value Measurement – (cont’d)

A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. The Company did not have any non-recurring fair value measurements in the three or nine month period ended January 31, 2013. No non-recurring fair value measurements were required relating to the testing of goodwill and other intangible assets for impairments.

The following describes the Company’s recurring fair value measurements:

Fair value measurement includes the consideration of non-performance risk. Non-performance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the non-performance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted to reflect non-performance risk.

The fair value of the derivative instrument is primarily based on standard industry accepted Binomial model.

As at January 31, 2013	Fair Value		Level 1		Level 2	Level 3
Derivative warrant liability	$(387,286)	$	−	$	−	$(387,286)
Forward exchange contracts	78,435		78,435		−	−
Total Liabilities	$(308,851)		$78,435	$	−	$(387,286)

As at April 30, 2012	Fair Value		Level 1		Level 2	Level 3
Derivative warrant liability	$(2,026,944)	$	−	$	−	$(2,026,944)
Forward exchange contracts	−		−		−	−
Total Liabilities	$(2,026,944)	$	−	$	−	$(2,026,944)

Note 5	Common Stock

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of CDN$3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.24) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the nine month period ended January 31, 2013 and 2012 in determining the expense recorded in the accompanying consolidated statement of operations.

The weighted-average fair value of options granted during the nine months ended January 31, 2013 was $2.81 (2012 - $0.90). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended
	January 31, 2013	January 31, 2012
Risk-free interest rate	0.88%	0.86%
Expected volatility	74.91%	74.20%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following is a summary of the status of the Company’s stock options as of January 31, 2013 and the stock option activity during the nine months ended January 31, 2013:

		Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2012	3,925,979	$1.15
Granted	340,000	$2.81
Exercised	(155,309)	$0.67
Expired	(12,000)	$1.24
Forfeited/Cancelled	(242,437)	$1.76
Outstanding at January 31, 2013	3,856,233	$1.15

Exercisable at January 31, 2013	2,608,113	$0.98
Exercisable at April 30, 2012	2,087,742	$0.85

The following table summarizes information regarding stock purchase options outstanding as of January 31, 2013:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	373,591	$582,802	December 15, 2013	373,591	$582,802
			February 2, 2013 to
$0.47	334,039	511,080	September 26, 2016	334,039	511,080
$0.60	423,353	592,694	December 14, 2014	328,712	460,197
$0.62	850,000	1,173,000	April 17, 2014	796,875	1,099,688
$1.70	762,500	228,750	December 14, 2016	215,625	64,688
$1.88	30,000	3,600	December 13, 2017	–	–
$1.90	421,875	42,188	December 14, 2015	218,229	21,823
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	73,875	–	March 10, 2016	45,709	–
$2.55	25,000	–	March 8, 2017	5,208	–
$2.68	5,000	–	September 13, 2017	–	–
$2.90	305,000	–	July 19, 2017	38,125	–
January 31, 2013	3,856,233	$3,134,114		2,608,113	$2,740,278

April 30, 2012	3,925,979	$6,751,493		2,087,742	$4,213,032

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.00 per share as of January 31, 2013 (April 30, 2012 – $2.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2013 was 2,267,071 (April 30, 2012 – 2,087,742). The total intrinsic value of options exercised during the nine months ended January 31, 2013 was $207,021 (2012 – $378,878). The grant date fair value of options vested during the nine months ended January 31, 2013 was $493,513 (2012 – $272,758).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of January 31, 2013.

		Weighted Average
	Number of Options	Grant Date Fair Value
Non-vested options at April 30, 2012	1,838,237	$0.82
Granted	340,000	$1.49
Vested	(687,680)	$0.72
Cancelled/Forfeited	(242,437)	$0.94
Non-vested options at January 31, 2013	1,248,120	$1.03

As of January 31, 2013 there was $1,138,360 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.79 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Cost of sales	$8,247	$8,835	$25,884	$26,754
Sales and marketing	74,476	41,991	201,483	77,863
Research and development	9,294	9,347	30,541	27,418
General and administrative	54,140	42,876	165,182	104,274
Total stock-option based compensation	$146,157	$103,049	$423,090	$236,309

Warrants

During the three months ended January 31, 2010, the Company entered into a warrant agreement with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a contract that the Company entered into with the customer. The fair value of 320,000 stock purchase warrants that was charged to revenue during the three months ended January 31, 2012 was $136,934. These warrants expired unexercised on July 30, 2012.

On May 17, 2012 and July 25, 2012, holders of warrants issued under a brokered private placement, exercised 50,000 warrants and 7,000 warrants respectively, at the original exercise price of $2.25 per common share.

On October 25, 2012, and November 27, 2012, holders of warrants issued under a brokered private placement, exercised 110,103 and 110,103 warrants respectively, at the original exercise price of $1.75 per common share.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The following table summarizes information regarding the warrants outstanding as of January 31, 2013:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013
Granted	732,500	$3.25	June 19, 2014
Exercised	(277,206)	$1.85	December 14,2012 to June 14, 2013
Expired	(1,000,000)	$1.50	July 30, 2012
Warrants at January 31,
2013	2,248,399	$2.58	June 14, 2013 to June 19, 2014

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”), all regular salaried (non-probationary) employees may purchase up to 6% of their base salary in common shares of the Company at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of January 31, 2013, a total of 556,401 (April 30, 2012 − 556,401) shares were available for issuance under the ESPP. During the nine months ended January 31, 2013, nil shares (April 30, 2012 − 55,571) were sold or issued to employees under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company is authorized to purchase up to 1,995,414 of its common shares through the facilities of the Toronto Stock Exchange (the "TSX") and other Canadian marketplaces. Between August 20, 2012 and January 31, 2013, the Company repurchased 39,788 common shares at an average price of $1.97 (CDN$1.97) for a total of $78,218. As of January 31, 2013 a total of 6,484 shares have been cancelled and the remaining 33,304 repurchased shares are in the process of being cancelled.

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

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the nine months ended January 31, 2013, 133,443 deferred share units were issued under the DSUP, of which 59,878 were granted to officers or employees and 73,565 were granted to non-employee directors.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

On December 31, 2012, two holders of deferred share units, converted 39,194 and 39,194 deferred share units respectively, into common shares. As of January 31, 2013, a total of 778,493 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding deferred share unit awards as of January 31, 2013, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSU’s outstanding at April 30, 2012	1,588,064	$0.83
Granted	133,443	$2.90
Conversions	(78,388)	$0.75
DSU’s outstanding at January 31, 2013	1,643,119	$1.02

The following table summarizes information regarding the non-vested deferred share units outstanding as of January 31, 2013:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSU’s at April 30, 2012	334,337	$1.33
Granted	133,443	$2.90
Vested	(245,652)	$1.62
Non-vested DSU’s at January 31, 2013	222,128	$2.00

As of January 31, 2013 there was $306,780 (2012 – $385,435) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.83 years (2012 – 2.02 years).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Sales and marketing	$6,667	$–	$17,501	$–
Research and development	2,082	–	4,436	–
General and administrative	45,827	55,600	367,081	296,523
Total DSU-based compensation	$54,576	$55,600	$389,018	$296,523

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 6	Segmented Information – (cont’d)

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
North America	$2,364,861	$2,333,540	$7,548,861	$6,285,291
Europe	398,370	940,391	1,824,661	2,552,706
Asia and Africa	167,103	156,118	1,000,131	553,390
Latin America	335,754	55,822	842,990	327,071
	$3,266,088	$3,485,871	$11,216,643	$9,718,458

Contained within the results of North America for the three and nine months ended January 31, 2013 are revenues from the United States of $2,070,512 and $5,871,249 (2012 − $1,610,754 and $4,143,930) respectively, and from Canada of $294,349 and $1,677,612 (2012 − $722,786 and $2,141,361), respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2013 are revenues from the United Kingdom of $138,657 and $444,053 (2012 − $400,139 and $1,236,771), respectively, from Ireland of $41,060 and $49,500 (2012 - $nil and $4,266) respectively, Germany of $38,104 and $226,605 (2012 − $59,729 and $196,915), respectively, from Norway of $29,746 and $244,552 (2012 − $32,965 and $46,199), respectively, and from France of $25,120 and $258,784 (2012 − $26,668 and $147,767), respectively.

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2013 are revenues from Japan of $37,035 and $511,164 (2012 − $20,840 and $63,531), respectively, from Russian Federation of $34,992 and $115,038 (2012 − $17,418 and $56,153), respectively, from Algeria of $30,890 and $30,890 (2012 − $nil and $5,507), respectively, from Australia of $17,819 and $62,903 (2012 − $22,481 and $106,226), respectively, and from China of $16,707 and $162,874 (2012 − $4,031 and $29,573), respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2013 are revenues from Mexico of $161,006 and $280,766 (2012 − $22,077 and $101,066) respectively, from Brazil of $76,589 and $230,140 (2012 − $5,341 and $87,300) respectively, from Chile of $44,158 and $150,329 (2012 − $1,717 and $18,123), respectively, from Argentina of $19,379 and $26,416 (2012 − $2,579 and $14,394) respectively, and from Colombia of $15,569 and $75,479 (2012 − $9,276 and $37,696), respectively.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2013	April 30, 2012
Canada	$8,990,007	$9,117,687
United States	137,107	24,569
	$9,127,114	$9,142,256

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 6	Segmented Information – (cont’d)

Revenue from significant customers for the three and nine months ended January 31, 2013 and 2012 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Customer A	16%	13%	10%	6%
Customer B	3%	2%	7%	10%
Customer C	1%	10%	1%	9%
	20%	25%	18%	25%

Accounts receivable balances for Customer A were $634,043 as at January 31, 2013 (April 30, 2012 − $602,227). Accounts receivable balances for Customer B were $222,469 as at January 31, 2013 (April 30, 2012 − $79,100). Accounts receivable balances for Customer C were $93,500 as at January 31, 2013 (April 30, 2012 − $179,250).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $49,970 was made. The monthly lease payment under the agreement is $22,645 plus $21,218 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $7,020 (CDN$7,036). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

On August 2, 2011, the Company entered into an extension of an existing operating lease agreement which commenced on August 1, 2011 and expires on February 28, 2013. The monthly lease payment under the extension agreement is $6,700.

Total payable over the term of the agreements for the years ended April 30th are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2013	$21,061	$130,913	$151,974
2014	84,242	496,852	581,094
2015	−	207,022	207,022
	$105,303	$834,787	$940,090

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 8	Subsequent Events

On March 14, 2013, the Company granted 200,000 stock options to one employee pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market share price on March 14, 2013. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

          Operating results for the nine months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

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

          The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2013 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2013, we recorded an expense of $812,108 in connection with share-based payment awards. A future expense of non-vested options of $1,138, 360 is expected to be recognized over a weighted-average period of 2.79 years. A future expense of non-vested deferred share units of $306,780 is expected to be recognized over a weighted-average period of 1.83 years.

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

          Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2012, did not result in an impairment charge, nor did we record any goodwill impairment for the nine months ending January 31, 2013.

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

          Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the nine months ending January 31, 2013 (2012 − $nil).

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

          We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of January 31, 2013, we had $4,000,000 of notional value foreign currency forward contracts maturing through June 3, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of January 31, 2013 is $78,435.

Results of Operations

          Our operating activities during the three and nine months ended January 31, 2013 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

          The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2013 and 2012, and as at January 31, 2013 and April 30, 2012 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2013 and 2012 and fiscal year ended April 30, 2012. Each investor should read the following information in conjunction with those statements and the related notes thereto. We believe the presentation of non-GAAP operating expenses provides useful information to our investors. In particular, we disclose that we utilize non-GAAP operating expenses to internally measure our operating performance and also present such measure to allow investors to analyze our operating performance utilizing the same measure as used by our management.

Selected Consolidated Statements of Operations Data	Three Months Ended January 31,
	2013			2012
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,266,088	100%		$3,485,871	100%

Non-GAAP operating expenses[1]	3,838,104	118%		3,447,651	99%
Stock-based compensation	200,733	6%		158,648	5%
Amortization of intangible assets	9,715	−%		199,561	6%
GAAP operating expenses	4,048,552	124%		3,805,860	109%

Loss from operations	(782,464)	(24%	)	(319,989)	(9%	)
Interest income (expense), net	73,193	2%		45,081	1%
Fair value adjustment on derivative instrument	531,436	16%		208,504	6%
Foreign exchange gain (loss)	6,110	−%		3,592	−%
Net income (loss)	$(171,725)	(5%	)	$(62,812)	(2%	)

Net income (loss) per share	$0.00			$0.00

Weighted average common shares outstanding	41,836,341			39,876,373
______________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

Selected Consolidated Statements of Operations Data	Nine Months Ended January 31,
	2013			2012
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$11,216,643	100%		$9,718,458	100%

Non-GAAP operating expenses[1]	11,665,206	104%		10,001,740	103%
Stock-based compensation	812,108	7%		532,832	5%
Amortization of intangible assets	29,306	−%		683,735	7%
GAAP operating expenses	12,506,620	112%		11,218,307	115%

Income (loss) from operations	(1,289,977)	(12%	)	(1,499,849)	(15%	)
Interest income (expense), net	134,512	1%		(27,767)	(−%)
Fair value adjustment on derivative instrument	1,524,600	14%		636,232	7%
Foreign exchange gain (loss)	1,573	−%		14,903	−%
Net income (loss)	$370,708	3%		$(876,481)	(9%	)

Net income (loss) per share	$0.01			($0.02)

Weighted average common shares outstanding	41,385,413			38,420,132
______________________________
1.	Non-GAAP operating expense is equal to GAAP operating expense less stock-based compensation and amortization of intangible assets.

	January 31,	April 30,
Selected Consolidated Balance Sheet Data	2013	2012
Cash and cash equivalents	$12,830,189	$8,154,139
Current assets	16,818,483	12,339,167
Current liabilities	5,043,660	5,850,427
Total liabilities	5,187,477	6,005,084
Total assets	$26,073,469	$21,543,944

Revenue

	Three Months Ended January 31,
	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,117,042	65%	$1,856,867	53%	$260,175	14%
Service	1,149,046	35%	1,629,004	47%	(479,958)	(29%	)
Total revenue	$3,266,088	100%	$3,485,871	100%	($219,783)	(6%	)

Revenue by Region
International	$901,227	28%	$1,152,331	33%	($251,104)	(22%	)
North America	2,364,861	72%	2,333,540	67%	31,321	1%
Total revenue	$3,266,088	100%	$3,485,871	100%	($219,783)	(6%	)

          For the three months ended January 31, 2013, we generated $3,266,088 in revenue compared to $3,485,871 for the three months ended January 31, 2012. This represents a decrease of $219,783 or 6% from the same period last year. We generated $2,117,042 in software revenue for the three months ended January 31, 2013 compared to $1,856,867 for the three months ended January 31, 2012, representing an increase of $260,175 or 14%. The increase in software revenue for the three months ended January 31, 2013 was primarily a result of an increase in direct sales to service providers. For the three months ended January 31, 2013, service revenue was $1,149,046 compared to $1,629,004 for the three months ended January 31, 2012. The decrease of $479,958 or 29% in service revenue was primarily due to the decrease in sales of professional engineering and customization work for channel partners and enterprises. The service revenue related to customization is expected to lead to future software revenue as our customers deploy further volumes of that customized software. International revenue outside of North America decreased by 22% during the three months ended January 31, 2013 compared to the three months ended January 31, 2012, primarily as a result of weaker sales in Europe partially offset by increased sales in Asia and Latin America. North American revenue increased by 1% during the three months ended January 31, 2013, compared to the three months ended January 31, 2012, due primarily to an increase in sales of software to North American service providers.

	Nine Months Ended January 31,
	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$6,456,913	58%	$5,568,778	57%	$888,135	16%
Service	4,759,730	42%	4,149,680	43%	610,050	15%
Total revenue	$11,216,643	100%	$9,718,458	100%	$1,498,185	15%

Revenue by Region
International	$3,667,782	33%	$3,433,167	35%	$234,615	7%
North America	7,548,861	67%	6,285,291	65%	1,263,570	20%
Total revenue	$11,216,643	100%	$9,718,458	100%	$1,498,185	15%

          For the nine months ended January 31, 2013, we generated $11,216,643 in revenue compared to $9,718,458 for the nine months ended January 31, 2012. This represents an increase of $1,498,185 or 15% from the same period last year. We generated $6,456,913 in software revenue for the nine months ended January 31, 2013 compared to $5,568,778 for the nine months ended January 31, 2012, representing an increase of $888,135 or 16%. The increase in software revenue for the nine months ended January 31, 2013 was primarily a result of an increase in direct sales to service providers, channel partners and enterprises. For the nine months ended January 31, 2013, service revenue was $4,759,730 compared to $4,149,680 for the nine months ended January 31, 2012. The increase of $610,050 in service revenue was primarily a result of an increase in sales of professional engineering and customization work for both service providers and enterprises partially offset by lower service sales to channel partners. The service revenue related to customization is expected to lead to future software revenue as our customers deploy further volumes of that customized software. North American revenue increased by 20% compared to the nine months ended January 31, 2012, due primarily to an increase in sales of software and services to North American service providers and enterprises. International revenue outside of North America increased by 7% during the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012, as a result of increased sales in Asia and Latin America offset by weaker sales in Europe.

Operating Expenses

Cost of Sales

          Cost of sales for the three and nine months ended January 31, 2013 and 2012 were as follows:

	January 31, 2013		January 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$537,433	16%	$670,687	19%	($133,254)	(20%	)
Nine months ended	$1,723,232	15%	$2,179,033	22%	($455,801)	(21%	)

          Cost of sales was $537,433 for the three months ended January 31, 2013 compared to $670,687 for the three months ended January 31, 2012. The decrease of $133,254 was primarily attributable to a decrease in amortization of intangible assets of approximately $190,000, partially offset by an increase in wages primarily due to an increase in headcount, contracting fees and benefits of approximately $37,000, and an increase in depreciation of approximately $18,000. Cost of sales for the three months ended January 31, 2013 includes $9,715 ($199,561 – 2012) of non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

          Cost of sales was $1,723,232 for the nine months ended January 31, 2013 compared to $2,179,033 for the nine months ended January 31, 2012. The decrease of $455,801 was primarily attributable to a decrease in amortization of intangible assets of approximately $654,000, partially offset by an increase in wages primarily due to an increase in headcount, contracting fees and benefits of approximately $101,000, an increase in warranty related expense of approximately $57,000 and an increase in third party software costs of approximately $31,000. Cost of sales for the nine months ended January 31, 2013 includes $29,306 ($683,735 – 2012) of non-cash amortization of the intangible assets as a result of the acquisitions of NewHeights Software in August 2007 and FirstHand Technologies in February 2008.

Sales and Marketing

          Sales and marketing expenses for the three and nine months ended January 31, 2013 and 2012 were as follows:

	January 31, 2013		January 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,110,201	34%	$1,033,938	30%	$76,263	7%
Nine months ended	$3,193,453	28%	$2,777,204	29%	$416,249	15%

          Sales and marketing expenses were $1,110,201 for the three months ended January 31, 2013 compared to $1,033,938 for the three months ended January 31, 2012. The increase of $76,263 was primarily attributable to an increase of approximately $39,000 in stock based compensation, an increase of approximately $24,000 in wages primarily due to an increase in headcount, contracting fees, commissions and benefits, and an increase in travel related expense of approximately $20,000 offset by a decrease of approximately $7,000 in other expenses.

          Sales and marketing expenses were $3,193,453 for the nine months ended January 31, 2013 compared to $2,777,204 for the nine months ended January 31, 2012. The increase of $416,249 was primarily attributable to an increase of approximately $296,000 in wages largely due to an increase in headcount, contracting fees commissions and benefits, an increase of approximately $141,000 in stock based compensation, and an increase in marketing and travel related expenses of approximately $37,000 offset by a decrease of approximately $58,000 in other expenses.

Research and Development

          Research and development expenses for the three and nine months ended January 31, 2013 and 2012 were as follows:

	January 31, 2013		January 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,447,921	44%	$1,231,789	35%	$216,132	18%
Nine months ended	$4,093,527	36%	$3,338,317	34%	$755,210	23%

          Research and development expenses were $1,447,921 for the three months ended January 31, 2013 compared to $1,231,789 for the three months ended January 31, 2012. The increase of $216,132 was primarily attributable to an increase in wages largely due to an increase in headcount, contracting fees and benefits of approximately $181,000, and an increase of approximately $35,000 in other expenses.

          Research and development expenses were $4,093,527 for the nine months ended January 31, 2013 compared to $3,338,317 for the nine months ended January 31, 2012. The increase of $755,210 was primarily attributable to an increase in wages largely due to an increase in headcount, contracting fees and benefits of approximately $682,000, an increase of approximately $34,000 in communications expense, an increase of rent of approximately $25,000, and an increase of approximately $14,000 in other expenses.

General and Administrative

          General and administrative expenses for the three and nine months ended January 31, 2013 and 2012 were as follows:

	January 31, 2013		January 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$952,997	29%	$869,446	25%	$83,551	10%
Nine months ended	$3,496,408	31%	$2,923,753	30%	$572,655	20%

          General and administrative expenses were $952,997 for the three months ended January 31, 2013 compared to $869,446 for the three months ended January 31, 2012. The increase of $83,551 in general and administrative expenses was primarily attributable to an increase of approximately $56,000 in patent related expense, an increase of approximately $49,000 in licenses and regulatory fees, an increase of approximately $45,000 in legal expenses, partially offset by a decrease in travel expenses of $36,000 and wages and benefits of $30,000.

     General and administrative expenses were $3,496,408 for the nine months ended January 31, 2013 compared to $2,923,753 for the nine months ended January 31, 2012. The increase of $572,655 in general and administrative expenses was primarily attributable to an increase of approximately $264,000 in stock exchange listing fees, an increase of approximately $132,000 in stock based compensation, an increase of approximately $117,000 in legal fees not directly attributable to financing activities, an increase of approximately $51,000 in licenses and permits related expense, an increase of approximately $52,000 in patent related expense, an increase of approximately $34,000 in other expenses, and an increase of approximately $50,000 in investor relations expenses, offset by a decrease in office rent of $70,000, a decrease in travel expenses of $57,000.

Interest and Other Income

          Interest and other income for the three and nine months ended January 31, 2013 was $73,317 and $135,260, respectively, compared to $45,509 and $144,345 respectively, for the three and nine months ended January 31, 2012. Interest expense for the three and nine months ended January 31, 2013 was $124 and $748, respectively, compared to $428 and $172,112 respectively, for the three and nine months ended January 31, 2012. Interest expense for the nine months ended January 31, 2012 primarily relates to the accretion of the convertible debenture discount of approximately $160,000.

          Fair value adjustment on derivative instruments for the three and nine months ended January 31, 2013 was $531,436 and $1,524,600, respectively, compared to $208,504 and $636,232 respectively, for the three and nine months ended January 31, 2012. The fair value adjustment on derivative instruments represents the period to period change in the fair value of certain Canadian dollar denominated warrants recorded as a derivative liability, and forward contracts not designated as hedging instruments. The warrant derivative liability is revalued at the end of each reporting period.

          Foreign exchange gain (loss) for the three and nine months ended January 31, 2013 was $6,110 and $1,573, respectively, compared to $3,592 and $14,903 respectively, for the three and nine months ended January 31, 2012. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the inter company accounts of our subsidiaries which maintain their records in currencies other than in U.S. dollars.

Liquidity and Capital Resources

          As of January 31, 2013, we had $12,830,189 in cash and cash equivalents compared to $8,154,139 at April 30, 2012, representing an increase of $4,676,050. The increase was primarily attributable to the completion of a private placement discussed below under Financing Activities. Our working capital was $11,774,823 at January 31, 2013 compared to $6,488,740 at April 30, 2012, representing an increase of $5,286,083. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

          Our company has $11,111,436 in cash held outside of the U.S., and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

          Our operating activities resulted in a net cash inflow of $832,004 for the nine months ended January 31, 2013. This compares to a net cash outflow of $352,860 for the same period last year and represents an increase of $1,184,865 in cash inflow from operations compared to the same period last year. The net cash inflow from operating activities for the nine months ended January 31, 2013 was primarily a result of net income for the period of $370,708, an increase in unearned revenue of $972,604, a decrease in accounts receivable of $156,765 and non-cash expenses of $812,108 for stock-based compensation and $134,414 for depreciation and amortization. This cash inflow was partially offset by a non-cash gain of $1,524,600 due to the change in fair value of a warrant derivative liability and $113,566 decrease in accounts payable.

          The net cash outflow from operating activities for the nine months ended January 31, 2012 was primarily a result of a net loss of $876,481, an increase of $1,071,667 in accounts receivable, a $184,480 decrease in accounts payable, a $216,901 increase in unearned revenue, and a non-cash gain of $636,232 due to the change in fair value of a warrant derivative liability. The net cash outflow was offset by adjustments for non-cash expenses including $683,735 for amortization of intangible assets, $532,832 for stock-based compensation and $87,901 for depreciation and amortization.

Investing Activities

          Investing activities resulted in a net cash outflow of $264,724 for the nine months ended January 31, 2013 primarily from purchases of computer equipment. This compares with a net cash inflow from investing activities of $35,786 for the same period last year for a recovery of a deposit, partially offset by purchases of equipment. At January 31, 2013, we did not have any material commitments for future capital expenditures.

Financing Activities

          Financing activities resulted in a net cash inflow of $4,104,362 for the nine months ended January 31, 2013 compared to a net cash inflow of $6,685,428 for the nine months ended January 31, 2012.

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

          On July 28, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On August 24, 2011, we received total proceeds of $750,001 from the exercise of 833,334 warrants issued pursuant to a private placement that closed October 29, 2009. On May 14, 2012, we received total proceeds of $114,086 (CDN$112,500) from the exercise of 50,000 warrants issued pursuant to the private placement that closed June 14, 2011. On October 25, 2012, we received total proceeds of $192,795 (CDN$192,680) from the exercise of 110,103 warrants issued pursuant to the private placement that closed on June 14, 2011. On November 27, 2012, we received total proceeds of $192,795 (CDN$192,680) from the exercise of 110,103 warrants issued pursuant to the private placement that closed on June 14, 2011.

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

          Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company is authorized to purchase up to 1,995,414 of its common shares through the facilities of the Toronto Stock Exchange (the "TSX") and other Canadian marketplaces. Between August 20, 2012 and January 31, 2013, the Company repurchased 39,788 common shares at an average price of $1.97 (CDN$1.97) for a total of $78,218. As of January 31, 2013 a total of 6,484 shares have been cancelled and the remaining 33,304 repurchased shares are in the process of being cancelled.

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

          In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2013, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Operating expenses increased to $4,048,552 for the three months ended January 31, 2013 from $3,805,860 for the three months ended January 31, 2012 while our revenue decreased to $3,266,088 for the three months ended January 31, 2013 from $3,485,871 for the three months ended January 31, 2012. Our ability to reach and maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

          A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended January 31, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter any foreign currency derivatives designated as cash flow hedges in the quarter ended January 31, 2013.

          We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of January 31, 2013 we had $4,000,000 of notional value foreign currency forward contracts maturing through June 3, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of January 31, 2013 is $78,435.

Risks Associated with our Common Stock

          Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

          Based on the 41,929,898 shares of common stock that were issued and outstanding as of January 31, 2013, our directors owned approximately 26.3% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

          If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at January 31, 2013, then we would be required to issue an additional 6,494,794 shares of our common stock, which would represent approximately 13.5% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On December 13, 2012, we granted 30,000 stock options pursuant to our 2010 Stock Option plan to an employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.88. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Registration statement on Form S-8 filed on February 28, 2013).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

10.6	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.7

Form of Subscription Agreement and Form of Convertible Debenture dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

10.8

Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.9

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
Donovan Jones

Date: March 14, 2013
(Principal Executive Officer)
President, Chief Executive Officer and Director

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
Date: March 14, 2013
(Principal Financial Officer, Principal Accounting Officer)