Form 10-K
period 2013-04-30
COUNTERPATH CORP
filed 2013-07-25
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Approximately $58,201,667 based on a price of $2.38 per share, being the average of bid and ask prices on October 31, 2012 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,897,842 shares of common stock issued and outstanding as of July 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 25, 2013 are incorporated by reference into Part III of this annual report on Form 10-K.

COUNTERPATH CORPORATION
APRIL 30, 2013 ANNUAL REPORT ON FORM 10-K

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

     In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. As used in this annual report, and unless otherwise indicated, the terms "we", "us" and "our" refer to CounterPath Corporation and its wholly-owned subsidiaries.

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

     Our customers include: (1) telecommunications service providers and Internet telephony service providers; (2) original equipment manufacturers serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Telecommunication service providers deploy a VoIP service along with our applications to enable their customers to communicate using voice calls, video calls, instant messaging and presence monitoring (presence is the ability to monitor a person's availability). Original equipment manufacturers combine our applications with additional software, hardware and/or services as part of their solution offerings for their customers. Businesses deploy our applications to enable their workforces to communicate over VoIP and extend their business phone system's features to personal computers and mobile devices. Typically, small and medium sized businesses, or individual end users, purchase our applications through our website and are then responsible for selecting their own Internet telephony service provider to allow them to communicate over VoIP.

     Our software uses the session initiation protocol: a protocol standard for voice, video, instant messaging and presence communication. Certain of our applications can operate on personal computers running Windows, Mac OS X and Linux operating systems as well as on mobile devices running Apple iOS and Google’s Android operating systems.

     We began selling our personal computer applications in 2003 and our mobile applications and gateway server software in 2008. Since that time, over 400 customers, in over 60 countries, have purchased our software products with a purchase value of at least $10,000. This list includes several of the largest telecom service providers and original equipment manufacturers in the world.

     Our mission is to be the dominant provider of unified communications software applications that enable people to connect, communicate and collaborate using voice, video, messaging and presence on multiple devices, over both fixed and mobile networks.

     We were incorporated under the laws of the State of Nevada on April 18, 2003.

     Our principal executive offices are located at Suite 300, 505 Burrard Street, Vancouver, British Columbia, V7X 1M3. Our telephone number is (604) 320-3344. Our website address is www.counterpath.com. Through a link on the investor relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. The information contained in our website does not form part of this annual report.

Our Software Applications

Product Suite

     Our softphone product suite includes the following products: Bria for Desktop; eyeBeam; Bria iPhone Edition; Bria iPad Edition; Bria Android Edition; Bria Android Tablet Edition; X-Lite; Client Configuration Server (CCS); and Network Convergence Gateway (NCG). The Bria versions and eyeBeam are softphone products which we sell on a per seat or subscription basis, while X-Lite is a free version of our desktop softphone application that can be downloaded from our website. X-lite is typically used by end users wishing to test our product at no charge or evaluate a VoIP service or network. The CCS and NCG products are server-based applications that can be deployed on a customer’s premise or from our cloud-based Software as a Service (SaaS) offering.

     Our softphone applications enable users to make voice or video calls over IP networks, as well as supporting the presence status of contacts, and advanced messaging capabilities. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, (Session Initiation Protocol) SIP application servers and IMS cores, ensuring that our products can be readily deployed in our customers’ networks. Our products support a broad range of advanced codecs, such as H.264, AMR-Wideband and Opus, and include support for High Definition (HD) voice and HD video. Our softphone applications include specialized features for traversing firewalls, advanced debugging tools to assist operations teams in efficiently managing our products in the field, built-in integration with social networks such as Facebook and Twitter, and security features to prevent unwanted monitoring of voice, video and messaging communications. Our products support multiple accounts so that a user can simultaneously register with multiple telephony and social networking service providers.

     To enhance the ease of use of our software, our softphone products offer no touch configuration for audio and video devices, such as headsets and web cams, enabling automatic softphone configuration each time the application is started and whenever devices are changed. This capability reduces complications for softphone users and decreases the number of customer support calls to our customers.

  Bria

  Bria is our flagship desktop personal computer softphone product. Bria has a number of usability and customization features designed to enable customers to provide a flexible and intuitive user interface for delivering VoIP, video and messaging services to consumer and enterprise markets. Bria has a contact- focused graphical user interface to highlight the user’s address book rather than the more traditional telephone dial pad. Bria can also be minimized to the desktop task bar, enabling a user to manage their desktop space while still being able to make and receive calls. Bria's multiple panel layout enables our customers to specify areas for customer branding or revenue generating advertisements such as banner ads, click-to-call and interactive video messaging, as well as custom integration with network infrastructure.

  eyeBeam

  eyeBeam is our original desktop softphone application in which the graphical user interface is designed as a dial pad similar to a cellular telephone handset.

  Bria iPhone, Bria iPad and Android Mobile and Tablet Editions

  Bria iPhone, Bria iPad and Android Mobile and Tablet Editions are secure, standards-based mobile VoIP softphone applications that work over both cellular (3G, 4G) and Wi-Fi networks. These products enable voice calling, video calling, advanced messaging and presence, as well as supporting integration with social networking service providers. The Bria mobile products are fully interoperable with enterprise and carrier infrastructure equipment from major vendors, and all of the Bria mobile products can be readily customized to meet the needs of our customer base. The Bria iPhone and iPad Editions are compatible with Apple’s iOS 5.0, or greater operating systems. The Bria Android Mobile and Tablet Editions are compatible with an extensive list of Android-based mobile phones and tablets running Android 2.3.3 or greater operating systems.

  X-Lite

  X-Lite is a free personal computer softphone available for download on our website and intended for non- commercial, demonstration and evaluation purposes. Some of the key elements that are not included in X- Lite compared to our commercial products are the ability to brand, the ability to import contacts, automatic or network based provisioning, royalty bearing codecs which enhance audio quality, multiple account support, and enhanced security and encryption.

  The X-Lite graphical user interface has an area available for advertising although we have not attempted to generate advertising revenue with this feature to date. As well, X-Lite is only available with our branding and may not be redistributed by third parties.

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

  Client Configuration Server (CCS)

  Our Client Configuration Server is a carrier-grade platform specifically designed for enterprises or service providers who have or intend to deploy our softphones. The Client Configuration Server enables enterprises and service providers to configure and manage their softphone deployments. The Client Configuration Server provides our customers with the ability to automatically configure an end user’s softphone devices, perform configuration updates over time and upgrade softphone software.

  We also offer a cloud-based Software as a Service (SaaS) solution that enables enterprises and service providers to deploy our softphone applications with ease and efficiency and with no investment in hardware, space, power or bandwidth. The cloud-based offering enables customers to deploy and manage our softphones through a web interface. The Bria softphone applications check in with the hosted infrastructure to receive their initial configuration and updates, as well as receive notifications of any available upgrades.

  The Client Configuration Server also provides value-added software modules to assist customer operation staff in managing their installed base of softphone clients. These modules include (1) Simplified Client Debug Logs for collecting debugging data from all Bria softphone clients, to be used by operations staff when troubleshooting end user issues and (2) Voice Quality Monitoring, for analyzing voice quality data collected from the Bria end points.

Mobility Gateways

     Our mobility gateway, the Network Convergence Gateway (NCG), is deployed by both mobile operators and wireline / VoIP operators to deliver a variety of fixed mobile convergence applications to their subscribers. The NCG augments the capabilities of our Bria clients by providing network services that enhance the overall end user experience.

  Network Convergence Gateway for Mobile Operators

  The Network Convergence Gateway is a carrier-based server application that enables mobile operators to deliver converged services across the broadband Internet and mobile networks, including voice, text, multimedia messaging and video services. The Network Convergence Gateway makes it possible for end users to originate and receive mobile calls on a variety of IP-based telephones, including our softphone applications, with the flexibility and low cost of VoIP. Our Network Convergence Gateway applications include:

  Single Number Identity

  By using the Network Convergence Gateway and our softphone products, mobile operators can extend mobile calls and Instant Messaging to a personal computer using the single identity of the end user's mobile phone number.

  Voice Call Continuity

  The seamless handover feature of the Network Convergence Gateway enables end users to automatically originate or receive voice calls on Wi-Fi networks, and seamlessly pass the call between mobile and broadband networks. Also referred to as Voice Call Continuity (VCC), seamless call handover represents a critical component of fixed mobile convergence.

  NomadicPBX

  NomadicPBX is a telecommunications application which combines mobile and VoIP network elements to enable the delivery of a unified communications experience across personal computers and mobile devices, including Presence, VoIP and Instant Messaging / Short Message Service (SMS).

  Network Convergence Gateway for Wireline Operators

  The Network Convergence Gateway for Wireline Operators is a carrier-based Fixed mobile convergence application server that bridges broadband and mobile networks in both pre-IMS (IP Multimedia Subsystem) and IMS environments. The Network Convergence Gateway combines the personalization and mobility of mobile phone services with the flexibility, innovation and cost economics of the rapidly growing VoIP sector

  With the Network Convergence Gateway, wireline operators can extend single-number voice, video and multimedia messaging services to residential, corporate and hotspot locations with broadband access. Some particular features include:

  Wireline Messaging – SMS, Instant Messaging and Presence

  Wireline Messaging provides VoIP users with the ability to send and receive text messages to and from the mobile network. It also enables an Instant Messaging / Presence capability.

Wireline Call Continuity

Wireline Call Continuity enables users to move calls from their desktop PC or mobile VoIP phone to another device, including a standard mobile phone or smartphone. This eliminates the inconvenience of switching devices when leaving the office or home during a call.

Wireline Mobility

Wireline Mobility enables messaging over any mobile phone and any mobile network. It also extends wireline voice and messaging services to smartphones and low end mobile phones.

Sales and Marketing

     We generate revenue from the sale of our products, any applicable related professional services and support through our sales team, our website and our partners and value added resellers who distribute our products through their independent distribution channels. We typically license our software on a one-time fee per license basis, or on a subscription fee per license basis.

     We focus on selling our software products to companies which provide VoIP services or mobile services to end users and enterprises or to partners who sell telecommunication equipment to those companies and enterprises. Our customers include: (1) telecommunications service providers and Internet telephony service providers; (2) small, medium and large sized businesses; (3) original equipment manufacturers serving the telecommunication market; and (4) end users. We currently have sold software and related services to over 400 customers in more than 60 countries where the value of the sale has exceeded $10,000.

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

     We own or hold the exclusive license to sixteen U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing five in-house developed patent applications and three licensed patent applications from Columbia University. These eight U.S. patent applications are pending, with counterparts pending in other jurisdictions around the world.

     In December 2012, we were granted patent No. US 8,335,187: Routing mobile voice calls. This patent outlines the process by which a Network Convergence Gateway (NCG) detects and monitors a mobile subscriber's location and automatically routes calls to either a packet-based (IP) endpoint or the traditional circuit switched entity.

     In May 2012, we were granted patent No. US 8,184,590: Method and system for handoff between wireless networks. This patent describes the call handoff between two different wireless networks for dual-mode mobile devices.

     In April 2012, we were granted patent No. US 8,165,576: Method and system for extending services to cellular devices. This patent describes a way to move services such as 4-digit extension dialing, ad hoc conferencing and call transfers to mobile smartphones and tablets.

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

     We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.”

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

Research and Development

     Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2013 were $5,503,928 (2012: $4,782,908).

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

Audio and Video Codecs

     Our softphones are integrated with audio and video codecs, which are provided by third-parties either as free open source software or under a royalty bearing license. A codec is a software application that encodes and decodes audio or video data according to a specification.

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

Employees

     As of April 30, 2013, we employed 86 people full-time, 26 of whom are engaged in marketing and sales, 36 in research and development, 14 in services and support, 10 in general and administration, and contracted with 32 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

     We hire full-time employees and contractors who are authorized to work in the United States through our wholly-owned subsidiary, BridgePort Networks, Inc. Our wholly-owned subsidiary, CounterPath Technologies Inc. employs full-time employees and contractors who are authorized to work in Canada.

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

     The disruptions in the financial markets and challenging economic conditions have adversely affected the United States, Europe and the world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as the European debt crisis, are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

     Our revenue, operating results and gross margin can fluctuate significantly and unpredictably from quarter - to - quarter and from year - to - year, and we expect that they will continue to do so, which could have a material adverse effect on our operating results.

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

  length of sales cycles, which may be extended by selling our products through channel partners;

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

     If we are not able to manage our operating expenses, then our financial condition may be adversely affected.

     Operating expenses increased to $16,696,211 for the year ended April 30, 2013 from $15,503,327 for the year ended April 30, 2012 while our revenue increased to $15,239,923 for the year ended April 30, 2013 from $14,083,496 for the year ended April 30, 2012. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

  affect our ability to raise additional capital;

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

     We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and divert resources from intended uses. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

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

     We have incorporated third-party licensed technology into our current products. We anticipate that we are also likely to need to license additional technology from third-parties to develop new products or product enhancements in the future. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to retain any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitive position of our products.

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

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2013 (2012: none)

     We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2013, we had $2,000,000 of notional value foreign currency forward contracts maturing through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of April 30, 2013 is $9,830. The Company did not enter into any foreign currency forward contracts during the year ended April 30, 2012.

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 41,958,350 shares of common stock that were issued and outstanding as of April 30, 2013, our directors owned approximately 26.2% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at April 30, 2013, then we would be required to issue an additional 6,361,961 shares of our common stock, which would represent approximately 13.3 % of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

     We may be considered a “Penny stock.” Penny stock rules will limit the ability of our stockholders to sell their shares of common stock.

     The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. In addition, since our common stock commenced quotation on the NASDAQ Capital Market below the $4.00 minimum bid price per share requirement, our common stock would be considered a penny stock if we fail to satisfy the net tangible assets and revenue tests in Rule 30-51-1 under the exchange act. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the NASDAQ Capital Market and the Toronto Stock Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004, the NASDAQ Capital Market on July 11, 2012 and commenced trading on the TSX Venture Exchange on August 25, 2008, and on the Toronto Stock Exchange on August 20, 2012. The following table sets forth, for the periods indicated, the high and low bids for our common stock on the OTC Bulletin Board and on the NASDAQ Capital Market and the high and low sale prices for our common stock on the TSX Venture Exchange and Toronto Stock Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the OTC Bulletin Board, the NASDAQ Capital Market, the TSX Venture Exchange, and the Toronto Stock Exchange, respectively.

Quarter Ended	OTC Bulletin Board(1) (U.S. dollars)		TSX Venture Exchange(2) (Canadian dollars)		NASDAQ(3) (U.S. dollars)		The Toronto Stock Exchange(4) (Canadian dollars)
	High	Low	High	Low	High	Low	High	Low
July 31, 2011	$2.16	$1.55	$2.25	$1.70	-	-	-	-
October 31, 2011	$2.30	$1.60	$2.35	$1.60	-	-	-	-
January 31, 2012	$1.85	$1.35	$1.80	$1.60	-	-	-	-
April 30, 2012	$2.95	$1.60	$2.85	$1.62	-	-	-	-
July 31, 2012	-	-	$3.90	$1.30	$3.96	$1.30	-	-
October 31, 2012	-	-	-	-	$2.70	$2.10	$2.70	$2.10
January 31, 2013	-	-	-	-	$2.55	$1.69	$2.55	$1.69
April 30, 2013	-	-	-	-	$2.40	$1.75	$2.39	$1.75

(1)	Between March 19, 2008 and July 10, 2012, our stock was quoted on the OTC Bulletin Board under the trading symbol "CPAH".

(2)	Between August 25, 2008 and August 19, 2012, our stock was trading on the TSX Venture Exchange under the trading symbol "CCV."

(3)	Since July 11, 2012, our stock has been quoted on the NASDAQ Capital Market under the trading symbol "CPAH".

(4)	Since August 20, 2012, our stock has been trading on the Toronto Stock Exchange under the trading symbol "CCV".

     Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

     On July 15, 2013, the shareholders' list of our shares of common stock showed 100 registered shareholders and 41,897,842 shares outstanding.

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

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2013.

Plan Category	Number of Securities to be	Weighted-Average exercise	Number of Securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
Equity compensation
plans approved by
security holders:
2010 Stock Option
Plan	3,930,818	$1.33	1,990,254
Employee Share
Purchase Plan	-	N/A	556,401
Deferred Share Unit
Plan	1,643,119	N/A	778,493
Equity compensation
plans not approved by	N/A	N/A	N/A
security holders
Total	5,573,937	$1.33	3,325,148

2010 Stock Option Plan

     On August 13, 2010, the board of directors of our company approved the consolidation of the 2004 stock option plan (the “2004 Plan”) and the amended and restated 2005 stock option plan (the “2005 Plan”) into one plan referred to as the 2010 Stock Option Plan. On September 27, 2010, our shareholders approved the consolidation of the 2004 Plan and the 2005 Plan into one plan referred to as the 2010 Stock Option Plan. Similar to the 2004 Plan and the 2005 Plan, the purpose of the 2010 Stock Option Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the 2010 Stock Option Plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non-qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the 2010 Stock Option Plan) who are subject to tax in the United States may receive “incentive stock options”, and stock options granted to non-United States residents may receive awards of “options”.

     On September 27, 2011, our shareholders approved the increase in the number of shares of common stock issuable under the 2010 Stock Option Plan by 1,000,000 permitting us to issue up to 6,860,000 shares of our common stock under the 2010 Stock Option Plan. As of April 30, 2013, there were 3,930,818 stock options outstanding entitling the holders thereof the right to purchase one common share for each option held.

Employee Share Purchase Plan

     On October 1, 2008, our shareholders approved the employee share purchase plan for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the plan is voluntary. Within the limits of the plan, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the plan. As of April 30, 2013, we have issued 143,599 shares of our common stock under the plan.

Deferred Share Unit Plan

     Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSU’s granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation and, as applicable, any grants of DSU’s to any one participant may not exceed a value of $100,000 per annum on the date of grant. A DSU granted to a participant who is a director of the board of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSU’s granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. We are permitted to issue up to 2,500,000 DSU’s under the DSUP. As of April 30, 2013, we have issued 1,721,507 DSU’s under the DSUP. As of April 30, 2013, 78,388 DSU’s have been converted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Dec 1, 2012 to Dec 31, 2012(1)	13,168	$1.98	13,168	1,982,246
Jan 1, 2013 to Jan 31, 2013(1)	26,620	$1.96	26,620	1,955,626
Feb 1, 2013 to Feb 28, 2013(1)	32,504	$2.04	32,504	1,923,122
Mar 1, 2013 to Mar 31, 2013(2)	29,508	$2.24	29,508	2,432,365
Apr 1, 2013 to Apr 30, 2013(3)	20,180	$1.92	20,180	2,412,677
Total	121,980	$2.03	121,980	2,412,677

(1)	Pursuant to a normal course issuer bid, which commenced on August 20, 2012 and expired on March 18, 2013 to purchase up to 1,995,414 common shares of the Company.

(2)	Pursuant to a normal course issuer bid, which commenced on March 19, 2013 and expiring on March 18, 2014 to purchase up to 2,462,365 common shares of the Company.

Recent Sales of Unregistered Securities

     On March 14, 2013, we granted 200,000 stock options pursuant to our 2010 Stock Option plan to an employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $2.26. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the stock options to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2013 and 2012, and as at April 30, 2013 and April 30, 2012, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2013 and 2012. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2013	2012
Cash	$11,229,595	$8,154,139
Current assets	16,009,806	12,339,167
Current liabilities	3,999,583	5,850,427
Total liabilities	4,128,268	6,005,084
Total assets	$25,055,877	$21,543,944

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2013			2012
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$15,239,923	100%		$14,083,496	100%

Operating expenses	16,696,211	110%		15,503,327	110%
Loss from operations	(1,456,288)	(10%	)	(1,419,831)	(10%	)
Interest and other income, net	140,256	1%		(1,007)	0%
Fair value adjustment on derivative instrument	1,785,773	12%		(715,803)	(5%	)
Gain on settlement of debt	-	-%		-	-%
Foreign exchange gain/(loss)	2,539	-%		13,280	-%
Net income/(loss)	$472,280	3%		($2,123,361)	(15%	)

Net income/loss per share
-Basic	$0.01			($0.05)
-Diluted (1)	($0.01)			($0.05)

Weighted average common shares outstanding
-Basic	41,519,117			38,792,066
-Diluted (1)	41,637,025			38,792,066

1.

As at April 30, 2013 and 2012 common share equivalents of 5,996,437 and 8,307,148, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

     In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in “Risk Factors” and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. All references to "common shares" refer to our shares of common stock. As used in this annual report, the terms “we”, “us” and “our” means CounterPath Corporation, unless otherwise indicated.

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

     Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years from acquisition, which is management's estimate of the useful life of the customer asset. All the intangible assets are fully amortized as at April 30, 2013.

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

     Research and development expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) payments to contractors for design and consulting services, (c) costs relating to the design and development of new products and enhancement of existing products, (d) quality assurance and testing and (e) other related overhead. To date, all of our research and development costs have been expensed as incurred.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2013 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2013, we recorded an expense of $1,008,004 in connection with share-based payment awards. A future expense of non-vested options of $1,201,855 is expected to be recognized over a weighted-average period of 2.81 years. A future expense of non-vested deferred share units of $252,204 is expected to be recognized over a weighted-average period of 1.67 years.

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

Goodwill and Intangible Assets

     We have goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. All the intangible assets are fully amortized as at April 30, 2013.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2013, did not result in an impairment charge for fiscal year 2013, nor did we record any goodwill impairment in fiscal 2012.

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

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the current year (2012 - $nil).

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

     We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2013, we had $2,000,000 of notional value foreign currency forward contracts maturing through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of April 30, 2013 is $9,830.

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

Results of Operations

     Our operating activities during the year ended April 30, 2013, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and original equipment manufacturers serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

Revenue

     Revenues for the year ended April 30, 2013 and 2012 were as follows:

	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$9,164,107	60%	$8,494,852	60%	$669,255	8%
Service	6,075,816	40%	5,588,644	40%	487,172	9%
Total revenue	$15,239,923	100%	$14,083,496	100%	$1,156,427	8%

Revenue by Region
International	$4,959,354	33%	$4,866,119	35%	$93,235	2%
North America	10,280,569	67%	9,217,377	65%	1,063,192	12%
Total revenue	$15,239,923	100%	$14,083,496	100%	$1,156,427	8%

     For the year ended April 30, 2013, we generated $15,239,923 in revenue compared to $14,083,496 for the year ended April 30, 2012, representing an increase of $1,156,427. We generated $9,164,107 in software revenue for the year ended April 30, 2013 compared to $8,494,852 for the year ended April 30, 2012, representing an increase of $669,255. The increase in software revenue for the year ended April 30, 2013, was primarily a result of an increase in sales to service providers, enterprises, as well as online sales. This increase was offset by lower sales to original equipment manufacturers. For the year ended April 30, 2013, service revenue was $6,075,816 compared to $5,588,644 for the year ended April 30, 2012, representing an increase of $487,172. The increase in service revenue for the year ended April 30, 2013, was primarily a result of an increase in customization sales to service providers, offset by weaker customization sales to original equipment manufacturers. International revenue outside of North America increased by 2% during the year ended April 30, 2013 compared to the year ended April 30, 2012, due primarily to significant increases in sales in Asia, Africa and Latin America. These increases were offset by a decrease in sales in Europe. North American revenue increased by 12% during the year ended April 30, 2013, compared to year ended April 30, 2012, primarily as a result of an increase in sales of software and services to North American service providers.

Operating Expenses

Cost of Sales

     Cost of sales for the year ended April 30, 2013 and 2012 were as follows:

	April 30, 2013		April 30, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,276,777	15%	$2,818,569	20%	($541,792)	(19%	)

     Cost of sales was $2,276,777 for the year ended April 30, 2013, compared to $2,818,569 for the year ended April 30, 2012. The decrease of $541,792 was primarily the result of a decrease of approximately $748,000 in amortization of intangible assets as the intangible asset were fully amortized in 2013, a decrease of approximately $29,000 in rent expense, and a decrease of approximately $17,000 in personnel related expenses. This decrease was offset by an increase of approximately $97,000 in consulting costs, an increase of approximately $68,000 in warranty expense, an increase of approximately $45,000 in third party software and hardware costs and an increase of approximately $42,000 in depreciation. Cost of sales expressed as a percent of revenue was 15% of revenue for the year ended April 30, 2013, as compared to 20% for the year ended April 30, 2012. This decrease in percentage was the result of an increase in revenue of $1,156,427 for the year ended April 30, 2013 compared to revenue for the year ended April 30, 2012 while cost of sales decreased by $541,792 year over year.

Sales and Marketing

     Sales and marketing expenses for the year ended April 30, 2013 and 2012 were as follows:

	April 30, 2013		April 30, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,463,292	29%	$3,869,815	27%	$593,477	15%

     Sales and marketing expenses were $4,463,292 for the year ended April 30, 2013, compared to $3,869,815 for the year ended April 30, 2012. The increase of $593,477 was primarily the result of an increase in personnel-related expenses comprising principally wages and commissions of approximately $400,000, an increase in stock-based compensation expense of approximately $171,000, an increase in travel-related expenses of approximately $46,000 and an increase in other sales and marketing related expenses of approximately $35,000 during the year ended April 30, 2013, compared to the year ended April 30, 2012.

Research and Development

     Research and development expenses for the year ended April 30, 2013 and 2012 were as follows:

	April 30, 2013		April 30, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,503,928	36%	$4,782,908	34%	$721,020	15%

     Research and development expenses were $5,503,928 for the year ended April 30, 2013, compared to $4,782,908 for the year ended April 30, 2012. The increase of $721,020 resulted primarily from an increase of approximately $655,000 in personnel-related expenses, an increase of approximately $58,000 in rent expense, and an increase of approximately $45,000 in telephone expenses partially offset by a decrease of approximately $37,000 in consulting costs.

General and Administrative

     General and administrative expenses for the years ended April 30, 2013 and 2012 were as follows:

	April 30, 2013		April 30, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,452,214	29%	$4,032,035	29%	$420,179	10%

     General and administrative expenses for the year ended April 30, 2013, were $4,452,214 compared to $4,032,035 for the year ended April 30, 2012. The increase of $420,179 in general and administrative expenses was primarily attributable to an increase of approximately $320,000 in stock exchange listing fees, an increase of approximately $152,000 in legal expenses not directly attributable to financing activities and an increase of approximately $93,000 in stock based compensation. These increases were partially offset by a decrease of approximately $155,000 in rent expense.

Interest and Other Income

     Interest and other income for the year ended April 30, 2013, was $141,391 compared to $171,453 for the year ended April 30, 2012. Interest expense for the year ended April 30, 2013, was $1,135 compared to $172,460 for the year ended April 30, 2012. Interest expense during the year ended April 30, 2013 relates to the cash interest expense of approximately $1,135. Interest expense during the year ended April 30, 2012 relates primarily to the accretion of a convertible debenture discount of approximately $159,800.

     Foreign exchange gain for the year ended April 30, 2013, was $2,539 compared to a foreign exchange gain of $13,280 for the year ended April 30, 2012. The foreign exchange gain/loss represents the gain/loss on account of translation of the intercompany accounts of subsidiaries which maintain their records in currencies other than U.S. dollars.

     Fair value adjustment on derivative instruments for the year ended April 30, 2013 resulted in a non-cash gain of $1,785,773 compared to a loss of $715,803 for the year ended April 30, 2012. On June 14, 2012, we issued 1,579,900 common share purchase warrants exercisable at CDN$2.25 per share and 220,206 broker warrants exercisable at CDN$1.75 per share under a brokered private placement. We recorded the warrants issued as a derivative instrument due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period, and the change in fair value of the derivative instruments is recorded as a gain or loss in our consolidated statements of operations.

Liquidity and Capital Resources

     As of April 30, 2013, we had $11,229,595 in cash compared to $8,154,139 at April 30, 2012, representing an increase of $3,075,456. Our working capital was $12,010,223 at April 30, 2013 compared to $6,488,740 at April 30, 2012, representing an increase of $5,521,483. Future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months.

     We have $10,258,206 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

     Our operating activities resulted in a net cash outflow of $604,466 for the year ended April 30, 2013. This compares with a net cash outflow of $301,331 for the year ended April 30, 2012, representing a $303,135 increase in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2013 was primarily a result of a net income of $472,280, an increase in accounts receivable of $627,326 attributable to higher year over year revenue and an increase in other assets of $52,049. The net cash outflow was offset by adjustment for non-cash expenses including $1,785,773 for change in fair value of derivative instruments, $1,008,004 for stock-based compensation, $187,023 for depreciation and amortization and $39,003 for amortization of intangible assets.

     The net cash outflow from operating activities resulted in a net cash outflow of $301,331 for the year ended April 30, 2012. The net cash outflow from operating activities for the year ended April 30, 2012 was primarily a result of a net loss of $2,123,361, and an increase in accounts receivable of $993,898 attributable to higher year over year revenue. The net cash outflow was offset by adjustment for non-cash expenses including $738,803 for stock-based compensation, $786,712 for amortization of intangible assets, $715,803 for change in fair value of derivative instruments and $109,243 for depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $296,555 for the year ended April 30, 2013, primarily due to the purchase of equipment and an increase in deposits during the year. This compares with a net cash outflow of $81,743 for the year ended April 30, 2012, primarily due to the purchase of equipment and deposits. At April 30, 2013, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $3,979,006 for the year ended April 30, 2013, compared to a net cash inflow of $6,718,987 for the year ended April 30, 2012.

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

     On June 19, 2012, we issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of $3,597,000 (CDN$3,662,500) at a price of $2.44 (CDN$2.50) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $3.25 per share until June 19, 2014.

     Pursuant to a normal course issuer bid that commenced on August 20, 2012 and renewed on March 19, 2013, we are authorized to purchase up to 2,462,345 of our common stock through the facilities of the Toronto Stock Exchange (the "TSX") and other Canadian marketplaces. Between August 20, 2012 and April 30, 2013, we repurchased 121,980 shares of common stock at an average price of $2.03 (CDN$1.97) for a total purchase price of $249,112. As of April 30, 2013 a total of 43,372 shares have been cancelled and the remaining 78,608 repurchased shares are in the process of being cancelled

Off-Balance Sheet Arrangements

     We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. We adopted the requirements of this ASU, and it did not materially impact the consolidated financial statements.

     In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this standard, and it did not materially impact our consolidated financial statements.

     In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We early implemented the requirements and presents net income and comprehensive income in two separate but consecutive statements.

     In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11 that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. We are currently evaluating the impact of the new guidance on its financial statements.

     In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02 that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of the year ended April 30, 2014. We do not expect the new guidance to have an impact on our 2014 impairment test results.

     In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02 that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the year ended April 30, 2014. We do not expect the new guidance to have a material impact on our 2014 financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable.

Item 8. Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of CounterPath Corporation:

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income and loss, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 25, 2013

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2013	2012

Assets
Current assets:
Cash	$11,229,595	$8,154,139
Accounts receivable (net of allowance for doubtful accounts of $456,051 (2012 - $334,294))	4,640,620	4,014,472
Prepaid expenses and deposits	139,591	170,556
Total current assets	16,009,806	12,339,167

Deposits	125,160	62,521
Equipment – Note 3	167,986	101,024
Intangible assets (net of accumulated amortization of $5,929,285 (2012 - $5,890,282)) – Note 2(b)	-	38,853
Derivative instruments – Note 11	9,830	-
Goodwill – Note 2(b)	8,660,930	8,957,977
Other assets	82,165	44,402
Total Assets	$25,055,877	$21,543,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,363,311	$2,416,489
Derivative instruments – Note 8	93,057	2,026,944
Unearned revenue	1,442,511	1,308,174
Customer deposits	9,553	13,872
Accrued warranty – Note 2(b)	91,151	84,948
Total current liabilities	3,999,583	5,850,427

Convertible debentures – Note 6	-	-
Deferred lease inducements	30,110	56,082
Unrecognized tax benefit – Notes 2(b) and 9	98,575	98,575
Total liabilities	4,128,268	6,005,084

Stockholders’ equity:
Preferred stock, $0.001 par value – Note 7
Authorized: 100,000,000
Issued and outstanding: April 30, 2013 – 1; April 30, 2012 – 1	–	–
Common stock, $0.001 par value – Note 8
Authorized: 83,076,900
Issued:
April 30, 2013 – 41,958,350; April 30, 2012 – 39,960,479	41,959	39,961
Treasury stock	(79)	–
Additional paid-in capital	66,191,140	61,025,529
Accumulated deficit	(44,974,491)	(45,446,771)
Accumulated other comprehensive income (loss) – currency translation adjustment	(330,920)	(79,859)
Total stockholders’ equity	20,927,609	15,538,860
Liabilities and Stockholders’ Equity	$25,055,877	$21,543,944

Commitments – Note 12

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2013	2012

Revenue – Note 10:
Software	$9,164,107	$8,494,852
Service	6,075,816	5,588,644
Total revenue	15,239,923	14,083,496
Operating expenses:
Cost of sales (includes depreciation of $67,669 (2012 - $25,485) and amortization of intangible assets of $39,003 (2012 - $786,712)) – Note 2(b)	2,276,777	2,818,569
Sales and marketing	4,463,292	3,869,815
Research and development	5,503,928	4,782,908
General and administrative	4,452,214	4,032,035
Total operating expenses	16,696,211	15,503,327
Loss from operations	(1,456,288)	(1,419,831)
Interest and other income (expense), net
Interest and other income	141,391	171,453
Interest expense	(1,135)	(172,460)
Foreign exchange gain (loss)	2,539	13,280
Fair value adjustment on derivative instruments – Note 11	1,785,773	(715,803)
Net income (loss) for the year	$472,280	$(2,123,361)

Net income (loss) per share:
Basic – Note 13	$0.01	$(0.05)
Diluted – Note 13	$(0.01)	$(0.05)

Weighted average common shares outstanding:
Basic – Note 13	41,519,117	38,792,066
Diluted – Note 13	41,637,025	38,792,066

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(Stated in U.S. Dollars)

Net income (loss) for the year	$472,280	$(2,123,361)
Other comprehensive income (loss):
Foreign currency translation adjustments	(251,061)	(305,737)
Comprehensive income (loss)	$221,219	$(2,429,098)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2013	2012

Cash flows from operating activities:
Net income( loss) for the year	$472,280	$(2,123,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,023	109,243
Amortization of intangible assets	39,003	786,712
Stock-based compensation	1,008,004	738,803
Fair value adjustment on derivative instruments	(1,785,773)	715,803
Foreign exchange loss	(2,539)	(13,280)
Accretion of debenture discount	–	159,798
Changes in assets and liabilities:
Accounts receivable	(627,326)	(993,898)
Prepaid expenses and deposits	30,853	(65,701)
Accounts payable and accrued liabilities	(10,163)	95,448
Other assets	(52,049)	(10,380)
Unearned revenue	134,337	349,548
Customer deposits	(4,319)	11,854
Accrued warranty	6,203	(61,920)
Net cash used in operating activities	(604,466)	(301,331)

Cash flows from investing activities:
Purchase of equipment	(254,699)	(150,727)
Deposits	(41,856)	68,984
Net cash used in investing activities	(296,555)	(81,743)

Cash flows from financing activities:
Common stock issued	3,994,598	7,324,909
Transaction costs	(15,592)	(605,922)
Net cash provided by financing activities	3,979,006	6,718,987

Foreign exchange effect on cash	(2,529)	110,829

Increase (decrease) in cash	3,075,456	6,446,742

Cash, beginning of the year	8,154,139	1,707,397
Cash, end of the year	$11,229,595	$8,154,139

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,135	$12,662
Taxes	$–	$–

Non cash transactions – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2013 and 2012
(Stated in U.S. Dollars)

	Common shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of		of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2011	33,439,906	$33,440	- $	-	1	$–	$53,420,601	$(43,323,410)	$225,878	$10,356,509
						–
Shares issued:
Private placements	3,145,800	3,146			–	–	5,633,024	–	–	5,636,170
Less: Proceeds allocated to warrants – Note 8	–	–			–	–	(1,311,141)	–	–	(1,311,141)
Less: Share issue costs	–	–			–	–	(605,922)	–	–	(605,922)
Issued on conversion of debentures	1,332,261	1,332			–	–	1,463,468	–	–	1,464,800
Shares issued on exercise of warrants	1,666,668	1,667			–	–	1,498,334	–	–	1,500,001
Exercise of stock options	375,844	376			–	–	188,362	–	–	188,738
Stock-based compensation – Note 8	–	–			–	–	738,803			738,803
Net Income (loss) for the year	–	–			–	–	–	(2,123,361)	–	(2,123,361)
Foreign currency translation adjustment	–	–			–	–	–	–	(305,737)	(305,737)
Balance, April 30, 2012	39,960,479	39,961	-	-	1	–	61,025,529	(45,446,771)	(79,859)	15,538,860

Shares issued:
Private placements	1,465,000	1,465			–	–	3,577,870	–	–	3,579,335
Proceeds allocated on exercise of warrants – Note 8	–	–			–	–	180,519	–	–	180,519
Less: Share issue costs	–	–			–	–	(15,591)	–	–	(15,591)
Shares issued on exercise of warrants	277,206	277			–	–	514,961	–	–	515,238
Exercise of stock options	220,649	221			–	–	149,059	–	–	149,280
Share repurchase plan			(121,980)	(122)			(249,133)			(249,255
Cancellation of shares	(43,372)	(43)	43,372	43	–	–		–	–)
Conversion of deferred share units	78,388	78			–	–	(78)			–
Stock-based compensation – Note 8	–	–			–	–	1,008,004			1,008,004
Net income (loss) for the year	–	–			–	–	–	472,280	–	472,280
Foreign currency translation adjustment	–	–			–	–	–	–	(251,061)	(251,061)

Balance, April 30, 2013	41,958,350	$41,959	(78,608)	(79)	1	$–	$66,191,140	$(44,974,491)	$(330,920)	$20,927,609

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The shares of the Company’s common stock are quoted for trading on the NASDAQ Capital Market in the United States of America and on the Toronto Stock Exchange in Canada.

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company exchangeable into 369,836 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

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

Delivery has occurred. The Company considers delivery to have occurred when the product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

Revenue is allocated to each of the undelivered elements based on its respective fair value.

For contracts with elements related to customized network solutions and certain network build-outs, for transactions accounted for as sales of products or services, we apply FASB Accounting Standards Codification (“ASC”) Subtopic 605-25 (Prior authoritative literature: Emerging Issues Task Force Issue No. 08-1, "Revenue Arrangements with Multiple Deliverables") and revenues are recognized under ASC 605-35, for long-term transactions entered to supply software, or software systems, that require significant modification or customization (prior authoritative literature: SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts"), generally using the percentage-of-completion method.

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

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

With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2013 and April 30, 2012 using the assumptions more fully described in Note 8.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

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

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350-40 (prior authoritative literature: the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350-50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”).

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

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

The intangible assets of BridgePort are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $476,703 and customer asset of $43,594. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer asset. All the intangible assets are fully amortized as at April 30, 2013.

A summary of the Company’s intangible assets, net, at April 30, 2013, is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$-
Customer assets	2,727,635	1,511,607	1,216,028	-
Intangible assets, April 30, 2013	$9,033,971	$5,929,285	$3,104,686	$-

A summary of the Company’s intangible assets, net at April 30, 2012 is as follows:

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge	Amount
Acquired technologies	$6,306,336	$4,417,678	$1,888,658	$-
Customer assets	2,727,485	1,472,604	1,216,028	38,853
Intangible assets, April 30, 2012	$9,033,821	$5,890,282	$3,104,686	$38,853

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2013	2012

Balance of allowance for doubtful debts, beginning of year	$334,294	$49,883
Bad debt provision	265,970	288,661
Write-off of receivables	(144,313)	(4,250)
Balance of allowance for doubtful debts, end of year	$456,051	$334,294

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

Foreign Currency Translation:

The Company’s functional currency is the U.S. dollar. The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts to the reporting currency, United States dollars, in accordance with ASC Topic 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). Revenues and expenses are translated at the daily exchange rates. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2013 and 2012 were as follows:

	Years Ended April 30,
	2013	2012

Balance, beginning of year	$84,948	$146,868
Usage during the year	-	-
Additions (reductions) during the year	6,203	(61,920)
Balance, end of year	$91,151	$84,948

Trademarks:

Costs related to trademark applications have been deferred and are included in other assets. Once granted, trademark costs will be amortized over their useful lives.

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, customer deposits, foreign exchange contracts, and derivative instruments. The fair value of the financial instruments approximate book value.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

There are no exchangeable shares remaining as all have been exchanged into shares of common stock of the Company as of April 30, 2013.

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2013, income per share excludes 5,663,437 (April 30, 2012 – 8,307,148) potentially dilutive common shares (related to stock options, deferred share units, warrants, and exchangeable shares) as their effect was anti-dilutive.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights Software Corporation on August 2, 2007 and FirstHand Technologies Inc. on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2013 was $6,607,725 (CDN$6,704,947) (April 30, 2012 - $6,834,353) and $2,053,205 (CDN$2,083,752) (April 30, 2012 - $2,123,624), respectively. During the fourth quarter of its fiscal year ended April 30, 2013, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the market multiples of comparable companies as at April 30, 2013. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2013 (2012 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	b)	Significant Accounting Policies – (cont’d)

Derivative Instruments:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. The Company did not enter into any foreign currency derivatives designed as cash flow hedges in the year ended April 30, 2013 (2012: none).

ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S.dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 11 “Derivative Instruments and Hedging Activities,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the year ended April 30, 2013. (2012: none).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies - (cont’d)

	c)	New Accounting Pronouncements

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

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11 that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. The Company is currently evaluating the impact of the new guidance on its financial statements.

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02 that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of the year ended April 30, 2014. The Company does not expect the new guidance to have an impact on its 2014 impairment test results.

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02 that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the year ended April 30, 2014. The Company does not expect the new guidance to have a material impact on its 2014 financial statements.

Note 3	Equipment

	April 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$898,188	$877,273	$20,915
Computer software	965,780	850,051	115,729
Leasehold improvements	250,192	230,948	19,244
Office furniture	231,511	219,413	12,098
Websites	49,915	49,915	-
	$2,395,586	$2,227,600	$167,986

	April 30, 2012
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$811,231	$786,338	$24,893
Computer software	799,751	779,149	20,602
Leasehold improvements	250,192	211,191	39,001
Office furniture	229,798	213,270	16,528
Websites	49,915	49,915	-
	$2,140,887	$2,039,863	$101,024

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2013 and 2012 are comprised of the following:

	April 30,
	2013	2012
Accounts payable – trade	$540,272	$441,014
Accrued commissions	242,545	218,212
Accrued vacation	663,014	555,742
Third party software royalties	578,187	516,100
Accrued severance	-	84,107
Other accrued liabilities	339,293	601,314
	$2,363,311	$2,416,489

Note 5	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008, the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, were license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provided Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the year ended April 30, 2013, pursuant to the terms of these agreements was $134,493 (2012 - $606,149).

As at April 30, 2013, the Company had an accounts receivable balance from Mitel of $nil (April 30, 2012 - $242,469).

During the year ended April 30, 2013, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $68,630 (2012 - $79,612) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover Corporation, a company controlled by the Chairman of the Company. In connection with a subsequent private placement on June 14, 2011, Wesley Clover Corporation converted its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture was unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2013. During the year ended April 30, 2013, the Company paid interest of $nil (2012 - $1,775) to Wesley Clover towards interest on convertible debentures.

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover Corporation purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non- transferable common share purchase warrant. In the event that Wesley Clover did not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 would have been immediately due and payable to the Company and such default amount would have incurred interest at the rate of 2% per month (on a pro-rata basis) on the default amount until the default amount is paid in full.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions - (cont’d)

On August 24, 2011, Wesley Clover Corporation exercised 833,334 warrants at the original exercise price of $0.90 per common share.

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. On January 30, 2012, the Company sold products and services to Mitel Trade s.r.o. for consideration of $208,992. The Company’s revenue for the year ended April 30, 2013, pursuant to the terms of this sale, was $380 (2012 - $175,705).

As at April 30, 2013, the Company had an accounts receivable balance from Mitel Trade s.r.o. of $206,500 (April 30, 2012 - $206,500) which the Company determined was not collectable and wrote off such amount during the year ended April 30, 2013.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 6	Convertible Debentures

On July 30, 2010 and October 29, 2010, the Company issued two convertible debentures in the principal amounts of $483,300 and $490,750, respectively, to an investor. The debentures were convertible by the holder, at any time prior to maturity, in whole or in part, into common shares of the Company at a conversion price of $1.00 per share. On October 29, 2010, the Company issued a third convertible debenture in the principal amount of $490,750 to a company controlled by the Chairman of the Company. The debenture was convertible by the holder at any time prior to maturity, in whole or in part, into common shares of the Company at a conversion price of $1.37 per share. The three convertible debentures were unsecured, bearing interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and maturing on July 30, 2012.

The convertible debentures could be prepaid, in whole or in part, by the Company by paying 105% of the principal to be prepaid together with accrued and unpaid interest on or before July 30, 2011, or by paying 102.5% of the principal to be prepaid together with accrued and unpaid interest between July 31, 2011 and April 30, 2012, or by paying 100% of the principal to be prepaid together with accrued and unpaid interest between May 1, 2012 and July 30, 2012.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the Company determined that the convertible debentures issued on October 29, 2010 contained a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was greater than the initial conversion price. Accordingly, the Company allocated $765,964 to the convertible debentures and $215,536 to the beneficial conversion feature. The amounts allocated to the beneficial conversion feature represented a discount on the debt financing which was accreted to income over the term of the debt. During the year ended April 30, 2012, the Company accreted $159,798 by way of discount on the debentures issued.

The convertible debentures issued on July 30, 2010 did not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was equal to or less than the initial conversion price.

On June 14, 2011, all the outstanding convertible debentures of the Company in the aggregate principal amount of $1,464,800 were converted with a total of 1,332,261 common shares being issued to the holders. In addition, the Company accreted $159,798 by way of discount on the debentures issued.

The following table summarizes the Company’s outstanding debentures for the year ended April 30, 2013, and April 30, 2012.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Convertible Debentures- (cont’d)

	April 30,
	2013	2012
Convertible debentures as at April 30, 2012	$-	$1,305,002
Issuance of convertible debenture	-	-
Beneficial conversion feature	-	-
Accretion of debenture discount	-	159,798
Converted to common shares	-	(1,464,800)
Convertible debentures as at April 30, 2013	$-	$-

Note 7	Exchangeable Shares

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

On January 28, 2012, the Company redeemed all of the remaining 9,749 exchangeable shares outstanding pursuant to the Company's redemption call right under the provisions attaching to the exchangeable shares of 6789722 Canada Inc. As a result there were no outstanding exchangeable shares as of April 30, 2013 (April 30, 2012 – nil).

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of CDN$3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.44) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014.

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase common shares of the Company may be granted to employees, directors and consultants. The 2010 Stock Option Plan is effectively a merging of the Company’s 2004 and 2005 stock option plans. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing historic data as prescribed by ASC 718 Share-Based Payment.

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2013 and 2012 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock - (cont’d)

Stock Options - (cont’d)

The weighted-average fair values of options granted during the years ended April 30, 2013 and 2012 were $1.38 and $0.92 respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2013	April 30, 2012
Risk-free interest rate	0.68%	0.86%
Expected volatility	73.44%	74.20%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2013 and the stock option activity during the years ended April 30, 2013 and 2012:

	Number of	Weighted-Average
	Options	Exercise Price per Share
Outstanding at April 30, 2011	3,607,663	$0.97
Granted	1,025,000	$1.72
Exercised	(375,844)	$0.50
Forfeited / Cancelled	(317,440)	$1.71
Expired	(13,400)	$0.47
Outstanding at April 30, 2012	3,925,979	$1.15
Granted	540,000	$1.38
Exercised	(220,649)	$0.96
Forfeited / Cancelled	(301,312)	$1.03
Expired	(13,200)	$1.33
Outstanding at April 30, 2013	3,930,818	$1.33

Exercisable at April 30, 2013	2,677,887	$1.00
Exercisable at April 30, 2012	2,087,742	$0.85

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2013:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	338,341	$483,827	December 15, 2013	338,341	$483,828
			August 20, 2013 to
$0.47	308,270	431,578	September 26, 2016	308,270	431,578
$0.60	418,332	531,282	December 14, 2014	349,486	443,847
$0.62	850,000	1,062,500	April 17, 2014	850,000	1,062,500
$1.70	750,000	127,500	December 14, 2016	249,999	42,500
$1.88	30,000	–	December 13, 2017	–	–
$1.90	421,875	–	December 14, 2015	244,790	–
			December 31, 2014 to
$2.00	12,000	–	February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.26	200,000	–	March 14, 2018	–	–
$2.27	52,000	–	March 10, 2016	27,084	–
$2.68	5,000	–	September 13, 2017	729	–
$2.90	305,000	–	July 19, 2017	57,188	–
April 30, 2013	3,930,818	$2,636,687		2,677,887	$2,464,253

April 30, 2012	3,925,979	$6,751,493		2,087,742	$4,213,032

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.87 per share as of April 30, 2013 (April 30, 2012 – $2.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2013 was 2,096,096 (April 30, 2012 – 2,087,742). The total intrinsic value of options exercised during the year ended April 30, 2013 was $263,337 (2012 – $555,923). The grant date fair value of options vested during the year ended April 30, 2013 was $627,488 (April 30, 2012 –$345,803).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2013:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Non-vested options at April 30, 2011	1,677,016	$0.69
Granted	1,025,000	$0.92
Vested	(615,699)	$0.56
Forfeited	(248,080)	$1.01
Non-vested options at April 30, 2012	1,838,237	$0.82
Granted	540,000	$1.38
Vested	(863,077)	$0.73
Forfeited	(262,229)	$0.98
Non-vested options at April 30, 2013	1,252,931	$1.09

As of April 30, 2013, there was $1,201,855 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.58 years.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2013 and 2012 are as follows:

	Years Ended
	April 30,
	2013	2012

Cost of sales	$33,576	$35,510
Sales and marketing	279,449	132,938
Research and development	38,696	37,987
General and administrative	212,689	159,223
Total stock-based compensation	$564,410	$365,658

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

On May 17, 2012 and July 25, 2012, holders of warrants issued under a brokered private placement, exercised 50,000 warrants and 7,000 warrants respectively, at the original exercise price of CDN$2.25 per common share. On October 25, 2012, and November 27, 2012, holders of broker warrants issued under a brokered private placement, exercised 110,103 and 110,103 broker warrants respectively, at the original exercise price of CDN$1.75 per common share.

Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency. The fair value of the derivative instruments are revalued at the end of each reporting period, and the change in fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The warrant liability is accounted for at its fair value as follows:

	April 30,	April 30,
	2013	2012
Opening balance at the beginning of the year	$2,026,944	$–
Fair value of warrant liability, at issuance	–	1,311,141
Change in fair value of warrant liability since issuance	(1,753,368)	715,803
Fair value of warrants exercised during the year	(180,519)	–
Fair value of warrant liability at April 30, 2013	$93,057	$2,026,944

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	April 30, 2013	April 30, 2012	June 14, 2011
Risk-free interest rate	0.11%	0.19%	1.60%
Expected volatility	70%	70%	70%
Expected term	0.12 years	0.62 years to 1.12 years	1.5 years to 2 years
Dividend yield	0%	0%	0%

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

During the year ended April 30, 2011, the Company entered into a warrant agreement, as amended, with a customer whereby the Company issued 1,000,000 stock purchase warrants as part of a software licensing contract that the Company entered into with the customer. Subject to certain conditions, the warrants enabled the holder thereof the right to purchase up to 1,000,000 shares of the Company’s common stock, exercisable for two years at a price of $1.50 per share until July 30, 2012. These warrants expired unexercised on July 30, 2012.

The following tables summarize information regarding the warrants outstanding as of April 30, 2013 and April 30, 2012.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2011	2,666,667	$1.12	October 29, 2011 to July 30, 2012
Granted	1,793,106	$2.19	December 14, 2012 to June 14, 2013
Exercised	(1,666,668)	$0.90	October 29, 2011
Warrants at April 30, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013
Granted	732,500	$3.25	June 19, 2014
Exercised	(277,206)	$1.85	December 14, 2012 to June 14, 2013
Expired	(1,000,000)	$1.50	July 30, 2012
Warrants at April 30, 2013	2,248,399	$2.57	June 14, 2013 to June 19, 2014

Exercise	Number of Warrants
Price	Outstanding	Date Exercisable
CDN $2.25	1,515,899	June 14, 2011
$3.25	732,500	June 19, 2012
Warrants at April 30, 2013	2,248,399

Warrants at April 30, 2012	2,793,105

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2013, the Company matched $56,250 (2012 - $36,303) in shares purchased by employees under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2013, a total of 556,401 shares were available for issuance under the ESPP. During the year ended April 30, 2013, 61,622 shares (2012 – 55,571) were sold, issued, or purchased by employees on the open market under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company was authorized to purchase up to 1,995,414 and on March 19, 2013 (expiring March 18, 2014) the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the "TSX") and other Canadian marketplaces. Between August 20, 2012 and March 18, 2013, the Company repurchased 72,292 common shares and during the period March 19, 2013 to April 30, 2013 the Company repurchased 49,688 common shares at an average price of $2.03 (CDN$1.97) for a total of $249,212. As of April 30, 2013 a total of 43,372 shares have been cancelled and the remaining 78,608 repurchased shares are in the process of being cancelled.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of DSUs to any one participant may not exceed a value of $100,000 per annum on the date of grant. A DSU granted to a participant who is a director of the Company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the year ended April 30, 2013, 133,443 (2012 – 201,351) DSUs were issued under the DSUP, of which 59,878 were granted to officers and 73,565 were granted to directors.

On December 31, 2012, two holders of DSUs, converted 39,194 and 39,194 deferred share units, respectively, into common shares. As of April 30, 2013, a total of 778,493 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2013, and changes during the period then ended:

		Weighted Average Grant
	Number of DSU’s	Date Fair Value per Unit

DSU’s at April 30, 2011	1,386,713	$0.83
Granted	201,351	$1.85
Conversions	–	$–
DSU’s at April 30, 2012	1,588,064	$0.83
Granted	133,443	$2.90
Conversions	(78,388)	$0.75
Outstanding at April 30, 2013	1,643,119	$1.02

As of April 30, 2013, there was $252,204 (2012 – $308,812) of total unrecognized compensation cost related to unvested deferred share units awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.91 years (2012 –1.84). The total fair value of DSUs that vested during the year was $421,726 (2012 – $307,856).

Employee and non-employee deferred share unit based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2013 and 2012 are as follows:

	Year Ended
	April 30,
	2013	2012

Sales and marketing	$24,168	$–
Research and development	6,518	–
General and administrative	412,908	373,145
Total deferred share unit-based compensation	$443,594	$373,145

The following table summarizes information regarding the non-vested deferred share units outstanding as of April 30, 2013:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value per Unit

Non-vested DSUs at April 30, 2011	426,083	$0.89
Granted	201,351	$1.85
Vested	(293,097)	$1.05
Non-vested DSUs at April 30, 2012	334,337	$1.33
Granted	133,443	$2.90
Vested	(260,336)	$1.62
Non-vested DSUs at April 30, 2013	207,444	$1.98

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2013	2012
Tax loss carry forwards	$14,466,000	$14,175,000
Capital losses carried forward	310,000	304,000
Equipment	97,000	113,000
Other	215,000	158,000
Nondeductible research and development expenses	3,874,000	3,794,000
Investment tax credits	607,000	605,000
Cumulative unrealized foreign exchange gain	595,000	681,000
Acquired technology and other intangibles	(763,000)	(579,000)
Valuation allowance established by management	(19,401,000)	(19,251,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2013	2012
Tax (recovery) based on U.S. rates	$161,000	$(722,000)
Foreign tax rate differential	(52,000)	158,000
Non-deductible expenses	12,000	55,000
Change in fair value of derivative instrument	(469,000)	376,000
Non-deductible stock option compensation	252,000	251,000
Effect of reduction (increase) in foreign statutory rates	(377,000)	18,000
Foreign exchange gain (losses) on revaluation of deferred tax balances	216,000	393,000
Under provision relating to prior year	107,000	–
Expiry of non-operating losses	–	380,000
Increase (decrease) in valuation allowance	150,000	(909,000)
Income tax expense for year	$–	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes – (cont’d)

As at April 30, 2013, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – US$	$27,505,000	2026 – 2033
Canada – CDN$	$17,528,000*	2016 – 2033

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

Changes in the Company’s uncertain tax positions for the year ended April 30, 2013 and April 30, 2012 were as follows:

	Years Ended
	April 30,
	2013	2012
Balance at beginning of year	$98,575	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	–
Balance at end of year	$98,575	$98,575

Note 10	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2013 and 2012:

	Years Ended
	April 30,
	2013	2012
North America	$10,280,569	$9,217,377
Europe	2,230,795	3,574,671
Asia and Africa	1,292,813	834,348
Central and South America	1,435,746	457,100
	$15,239,923	$14,083,496

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information - (cont’d)

Contained within the results of North America for the year ended April 30, 2013 are revenues from the United States of $7,425,015 (2012 - $5,522,996) and from Canada of $2,855,554 (2012 - $3,694,381).

Contained within the results of Europe for the year ended April 30, 2013 are revenues from the United Kingdom of $557,989 (2012 - $1,621,908), from Norway of $286,983 (2012 - $304,321), from France of $281,544 (2012 - $173,444), from Germany of $271,529 (2012 - $240,106), and from Denmark of $85,098 (2012 - $15,764).

Contained within the results of Central and South America for the year ended April 30, 2013 are revenues from Mexico of $786,596 (2012 - $119,390), from Brazil of $245,116 (2012 - $103,475), from Chile of $154,865 (2012 - $40,573), from Colombia of $82,392 (2012 - $69,694), and from Ecuador of $40,664 (2012 - $5,111).

Contained within the results of Asia and Africa for the year ended April 30, 2013 are revenues from Japan of $632,399 (2012 - $81,218), from Australia of $145,322 (2012 - $177,041), from China of $137,746 (2012 - $94,996), from Russian Federation of $134,666 (2012 - $90,943), and from South Africa of $52,060 (2012 - $117,374).

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets and other assets, are located in Canada and the United States as follows:

	As at April 30,
	2013	2012
Canada	$8,796,202	9,117,687
United States	114,879	24,569
	$8,911,081	9,142,256

Revenue from significant customers for the years ended April 30, 2013 and 2012 is summarized as follows:

	Years Ended
	April 30,
	2013	2012
Customer A	11%	12%
Customer B	9%	8%
	20%	20%

Accounts receivable balance for Customer A was $321,344 as at April 30, 2013 (April 30, 2012 - $79,100). Accounts receivable balance for Customer B was $663,643 as at April 30, 2013 (April 30, 2012 - $602,227).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Derivative Financial Instruments and Risk Management

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

A majority of our revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar- denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. As of April 30, 2013, the Company had $2,000,000 of notional value foreign currency forward contracts maturing through October 1, 2013 (2012: nil). Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of the forward contracts at April 30, 2013 was $9,830 (2012: nil), and the company recognized a marked to market gain (loss) of forward contracts for the year ended April 30, 2013 of $32,405 and this gain is included in the fair value adjustment on derivative instruments. The Company did not enter into any forward contracts during the year ended April 30, 2012.

Fair Value Measurements

When available, the Company uses quoted market prices to determine fair value, and classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Derivative Financial Instruments and Risk Management - (cont’d)

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

The fair value of the derivative instrument is primarily based on standard industry accepted Binomial Model (see Note 8).

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2013 and 2012:

	Carrying		Fair Value
As at April 30, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,229,595	$11,229,595	1
Accounts receivable	4,640,620	4,640,620	2
Forward contracts	9,830	9,830	3
Derivative warrant liability	$93,057	$93,057	3	Note 8

	Carrying		Fair Value
As at April 30, 2012	Amount	Fair Value	Levels	Reference
Cash	$8,154,139	$8,154,139	1
Accounts receivable	4,014,472	4,014,472	2
Forward contracts	–	–	3
Derivative warrant liability	$2,026,944	$2,026,944	3	Note 8

Forward contracts	April 30,	April 30,
	2013	2012
Opening balance at the beginning of the year	$-	$-
Fair value of forward, at issuance	-	-
Change in fair value of forward contracts since issuance	32,405	-
Fair value of forward contracts settled during the year	(22,575)	-
Fair value of forward contracts at April 30, 2013	$9,830	$-

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Derivative Instruments and Hedging Activities- (cont’d)

Fair Value Measurements – (cont’d)

Fair Values of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments:

Cash – carrying amount approximates fair value.

Accounts receivables, net – carrying amount approximates fair value.

Forward contracts – the fair value of foreign currency and commodity forward, option and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Derivative warrant liability – the Company uses the Binomial Model to estimate fair value of the warrants. The assumptions used in the model are described in Note 8.

Convertible debenture – fair value on fixed rate debt was estimated based on quoted market prices. The Company has no floating rate debt.

Note 12	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $49,275 was made. The monthly lease payment under the agreement is $22,366 plus $20,957 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $6,934 (CDN$7,036). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

On March 22, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on April 1, 2013 and expires on May 31, 2016. The monthly lease payment under the extension agreement is $5,000 plus $295 in operating expenses.

d)

On March 27, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on April 1, 2013 and expires on July 31, 2013. The monthly lease payment under the extension agreement is $1,591 plus $120 in operating expenses.

Total lease expense for the year ended April 30, 2013 is $780,973 (2012 – $935,833).

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2014	$83,204	$523,342	$606,546
2015	–	274,166	274,166
2016	–	63,540	63,540
2017	–	5,295	5,295
	$83,204	$866,343	$949,547

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 13	Earnings (loss) per common share

Computation of profit per share:

	Years ended April 30, 2013
			Per Share
	Income	Shares(1)	Amount
Basic EPS
Income available to common stockholders	$472,280	41,519,117	$0.01

Effect on dilutive securities
(Gain)/Loss from derivative instruments	(927,703)	117,908
Diluted EPS	$(455,423)	41,637,025	$(0.01)

	Year ended April 30, 2012
			Per Share
	(Loss)	Shares(1)	Amount
Basic and diluted EPS
Income available to common stockholders	$(2,123,361)	38,792,066 $	(0.05)

For the years ended April 30, 2013 and April 30, 2012, warrants totalling 732,500, and 2,793,105, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

For the years ended April 30, 2013 and April 30, 2012, common share equivalents (consisting of share issuable, on exercise of options, and deferred share units) totalling 5,263,937, and 5,514,043, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

(1)	Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

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

     In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2013, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2013.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2013.

Item 11. Executive Compensation.

     The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2013.

Item 14. Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual and Special Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

     The following documents are filed as part of this report:

(a)(1) Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations;

4.	Consolidated Statements of Comprehensive Income and Loss;

5.	Consolidated Statements of Cash Flows;

6.	Consolidated Statement of Changes in Stockholders’ Equity; and

7.	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

     None.

(a)(3) Exhibits:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Deferred Share Unit Plan effective October 22, 2009 (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on September 8, 2009).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Stock Option and Subscription Agreement dated August 2, 2007, between our company and each of the former optionees of NewHeights Software Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.4	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007).

10.5	Form of Debt Conversion Agreement dated July 17, 2009 between our company and The Trustees of Columbia University in the City of New York (incorporated by reference from our Annual Report on Form 10-K filed on July 28, 2009).

10.6	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.7	Form of Subscription Agreement and Form of Convertible Debenture dated July 30, 2010 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2010).

10.8	Agency Agreement dated June 14, 2011 amongst National Bank Financial Inc., Canaccord Genuity Corp. and our company (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.9	Form of Registration Rights Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.10	Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 14, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.11	Form of Subscription Agreement between our company and various investors in connection with the brokered private placement completed on June 19, 2012 (filed herewith).

10.12	Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 19, 2012 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(23)	Consent of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 25, 2013

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 25, 2013

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 25, 2013
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 25, 2013
Secretary (Principal Financial Officer,
/s/ Owen Matthews	Principal Accounting Officer)
Owen Matthews	Vice Chairman and Director	July 25, 2013

/s/ Peter Charbonneau
Peter Charbonneau	Director	July 25, 2013

/s/ Chris Cooper
Chris Cooper	Director	July 25, 2013

/s/ Larry Timlick
Larry Timlick	Director	July 25, 2013