Form 10-Q
period 2013-07-31
COUNTERPATH CORP
filed 2013-09-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
Yes [   ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,931,835 shares of common stock issued and outstanding as of September 10, 2013.

COUNTERPATH CORPORATION
JULY 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2013 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2013	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,251,366	$11,229,595
Accounts receivable (net of allowance for doubtful accounts of $128,158 and $456,051, respectively)	3,821,445	4,640,620
Prepaid expenses and deposits	139,778	139,591
Total current assets	15,212,589	16,009,806

Deposits	123,077	125,160
Equipment	134,495	167,986
Intangible assets (net of accumulated amortization of $5,929,285 and $5,929,285, respectively) – Note 2(e)	-	-
Derivative instruments – Note 4	2,760	9,830
Goodwill – Note 2(e)	8,548,439	8,660,930
Other assets	93,685	82,165
Total Assets	$24,115,045	$25,055,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,473,731	$2,363,311
Derivative instruments – Note 4	-	93,057
Unearned revenue	1,579,651	1,442,511
Customer deposits	9,553	9,553
Accrued warranty	82,815	91,151
Total current liabilities	4,145,750	3,999,583

Deferred lease inducements	29,717	30,110
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,274,042	4,128,268

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2013 – nil; April 30, 2013 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 83,076,900 Issued : July 31, 2013 – 41,945,655; April 30, 2013 – 41,958,350	41,946	41,959
Treasury stock	(19)	(79)
Additional paid-in capital	66,459,017	66,191,140
Accumulated deficit	(46,199,782)	(44,974,491)
Accumulated other comprehensive income – currency translation adjustment	(460,159)	(330,920)
Total stockholders’ equity	19,841,003	20,927,609
Liabilities and Stockholders’ Equity	$24,115,045	$25,055,877

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Revenue – Note 6:
Software	$1,647,520	$2,528,056
Service	1,211,967	1,859,712
Total revenue	2,859,487	4,387,768
Operating expenses:
Cost of sales (includes depreciation of $22,799 (2012 – $5,310) and amortization of intangible assets of nil (2012 – $9,908) – Note 2(e))	557,455	559,793
Sales and marketing	1,213,483	1,055,035
Research and development	1,413,075	1,361,012
General and administrative	1,013,530	1,379,319
Total operating expenses	4,197,543	4,355,159
Income (loss) from operations	(1,338,056)	32,609
Interest and other income (expense), net:
Interest and other income	27,485	43,853
Interest expense	(771)	(470)
Foreign exchange gain (loss)	64	6,418
Fair value adjustment on derivative instruments – Note 4	85,987	785,128
Net income (loss) for the period	$(1,225,291)	$867,538

Net income (loss) per share:
Basic and diluted - Note 8	$(0.03)	$0.02

Weighted average common shares outstanding:
Basic and Diluted - Note 8	41,934,880	40,727,122

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(1,225,291)	$867,538
Other comprehensive income (loss):
Foreign currency translation adjustments	(129,239)	(160,566)
Comprehensive income (loss)	$(1,354,530)	$706,972

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) for the period	$(1,225,291)	$867,538
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,389	33,495
Amortization of intangible assets	–	9,908
Stock-based compensation	374,550	396,770
Fair value adjustment on derivative instruments	(85,987)	(785,128)
Foreign exchange gain (loss)	(64)	(6,418)
Changes in assets and liabilities:
Accounts receivable	819,175	(1,376,773)
Prepaid expenses and deposits	(318)	47,175
Decrease in other assets	(11,520)	(12,752)
Accounts payable and accrued liabilities	125,126	(29,129)
Unearned revenue	137,140	371,687
Accrued warranty	(8,336)	9,124
Net cash generated from (used) in operating activities	179,864	(474,503)

Cash flows from investing activities:
Purchase of equipment	(21,105)	(41,227)
Deposits	700	6,726
Net cash used in investing activities	(20,405)	(34,501)

Cash flows from financing activities:
Common stock issued	23,088	3,775,001
Common stock repurchased	(91,414)
Transaction costs	–	(15,592)
Net cash provided by (used) in financing activities	(68,326)	3,759,409

Foreign exchange effect on cash	(69,362)	(105)

Increase (decrease) in cash	21,771	3,250,300

Cash, beginning of the period	11,229,595	8,154,139
Cash, end of the period	$11,251,366	$11,404,439

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$771	$470
Non cash transactions – Note 4

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of		of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2013	41,958,350	$41,959	(78,608)	$(79)	1	$–	$66,191,140	$(44,974,491)	$(330,920)	$20,927,609
						–
Shares issued:
Exercise of stock options	47,813	47			–	–	23,041	–	–	23,088
Share repurchase plan			(49,828)	(50)			50
Cancellation of shares - Note 5	(110,376)	(110)	110,376	110			(91,414)			(91,414)
Conversion of deferred share units	49,868	50					(38,350)			(38,300)
Stock-based compensation – Note 5					–	–	374,550	–	–	374,550
Cancellation of preferred share					(1)					–
Net Income (loss) for the period	–	–			–	–	–	(1,225,291)	–	(1,225,291)
Foreign currency translation adjustment	–	–			–	–	–	–	(129,239)	(129,239)

Balance, July 31, 2013 (Unaudited)	41,945,655	$41,946	(18,060)	$(19)	–	$–	$66,459,017	$(46,199,782)	$(460,159)	$19,841,003

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The shares of the Company’s common stock are listed for trading on the NASDAQ Capital Market in the United States of America and on the Toronto Stock Exchange in Canada.

On August 2, 2007, the Company acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of the Company’s common stock and 369,836 preferred shares issued from a subsidiary of the Company exchangeable into 369,836 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board of directors after the transaction.

On February 1, 2008, the Company acquired FirstHand Technologies Inc. (“FirstHand”), a private Ontario, Canada corporation, through the issuance of 5,900,014 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board of directors after the transaction.

On February 1, 2008, the Company acquired BridgePort Networks, Inc. (“BridgePort”), a private Delaware corporation, by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort. For accounting purposes, the Company was deemed to be the acquirer of BridgePort based on certain factors primarily being the composition of the board of directors after the transaction.

On February 5, 2008, the Company's wholly-owned subsidiaries, NewHeights and CounterPath Solutions R&D Inc. were amalgamated under the name CounterPath Technologies Inc. (“CounterPath Technologies”).

On November 1, 2010, the Company's wholly-owned subsidiaries, FirstHand and CounterPath Technologies were amalgamated under the name CounterPath Technologies.

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (“VoIP”) market primarily to telecom carriers, telecom original equipment manufacturers and businesses in North America, Central and South America, Europe and Asia.

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
July 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

a)	Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, and BridgePort Networks, Inc. incorporated under the laws of the state of Delaware. The results of NewHeights (which subsequently was amalgamated with another subsidiary to become CounterPath Technologies) are included from August 2, 2007, the date of acquisition. The results of FirstHand (which subsequently was amalgamated with CounterPath Technologies) and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2013 annual consolidated financial statements.

Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

c)	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (“IFRSs”). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011. The Company adopted the requirements of this ASU, and it did not materially impact the consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In May 2011, FASB issued ASU 2011-04. There are few differences between ASU 2011-04 and IFRS 13. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this standard, and it did not materially impact the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option of presenting the components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. ASU 2011-05 instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, ASU 2011-05 requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. ASU 2011-05 is to be applied retrospectively. For public entities, ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company early implemented the requirements and presents net income and comprehensive income in two separate but consecutive statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets For Impairments, that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of the year ended April 30, 2014. The Company has adopted this standard and it did not materially impact the consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the year ended April 30, 2014. The adoption of the standard requires the Company to declare the nature of changes in other comprehensive income that will have an impact on net income or loss in the future. The Company has accumulated other comprehensive income relating to the translation of its subsidiary’s financial information into the presentation currency of the Company’s financial statements, which would reverse through net income or loss should the underlying assets and liabilities be disposed of.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

d)	Derivative Instruments

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. The Company did not enter into any foreign currency derivatives designed as cash flow hedges in the three months ended July 31, 2013 (2012 - none).

ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its consolidated balance sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 11 “Derivative Instruments and Hedging Activities” of the Notes to the Company’s Audited Consolidated Financial Statements for the year ended April 30, 2013). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2013, (2012 - none).

e)	Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. ASC Topic 350 (“ASC 350”) requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2013 was $6,521,902 (CDN$6,704,947) (April 30, 2013 - $6,607,725) and $2,026,537 (CDN$2,083,414) (April 30, 2013 - $2,053,205), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months periods ended July 31, 2013 and 2012.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2013	2013

Balance of allowance for doubtful accounts, beginning of period	$456,051	$334,294
Bad debt provision	63,941	265,970
Write-off of receivables	(391,834)	(144,213)
Balance of allowance for doubtful accounts, end of period	$128,158	$456,051

The Company evaluates, on a periodic basis, the collectability of its accounts receivable balances on an individual customer basis considering a number of factors including the length of time accounts receivable are beyond the contractual payment terms, the Company’s previous loss history with the customer and the customer’s ability to pay its obligation to the Company.

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts.

Note 3	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, are license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to $nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the three months ended July 31, 2013, pursuant to the terms of these agreements, was $nil (2012 - $134,493).

During the three months ended July 31, 2013, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $17,535 (2012 - $21,025) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

In connection with a non-brokered private placement which closed on October 29, 2010, the Company issued a convertible debenture in the principal amount of $490,750 (CDN$500,000) to Wesley Clover Corporation (“Wesley Clover”), a company controlled by the Chairman of the Company. In connection with a subsequent private placement on June 14, 2011, Wesley Clover converted its outstanding convertible debentures of the Company in the aggregate principal amount of $490,750 to 358,211 shares of common stock. The debenture was convertible by the holder at any time prior to maturity, in whole or in part into common shares of the Company at a conversion price of $1.37 per share. The convertible debenture was unsecured, bore interest at the prime bank rate as quoted by the Bank of Montreal with interest payable monthly and matured on July 30, 2012.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

In connection with a non-brokered private placement of 3,333,334 units which closed on October 29, 2009, Wesley Clover purchased 1,666,667 units, at a price of $0.56 (CDN$0.60) per unit, for aggregate proceeds of $933,881 (CDN$1,000,000). Each unit consisted of one share of common stock and one-half of one non-transferable common share purchase warrant. In the event that Wesley Clover did not exercise all of the warrants on or before August 31, 2011, a default amount of $250,000 would have been immediately due and payable to the Company and such default amount would have incurred interest at the rate of 2% per month (on a pro-rata basis) on the default amount until the default amount was paid in full.

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. (“Mitel Trade”). On January 30, 2012, the Company sold products and services to Mitel Trade for consideration of $208,992. The Company’s revenue for the three months ended July 31, 2013, pursuant to the terms of this sale, was $nil (2012 - $10,969).

As at July 31, 2013, the Company had an accounts receivable balance from Mitel Trade of $nil (April 30, 2013 - $206,500) which the Company determined was not collectable and wrote off such amount during the three months ended July 31, 2013.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 4	Derivative Financial Instruments and Risk Management

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of SFAS 161, effective at the beginning of the first quarter of fiscal year 2010. SFAS 161 was incorporated into ASC 815 which requires the Company to measure derivative instruments at fair value and record them in our balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management– (cont’d)

Foreign Currency Exchange Rate Risk – (cont’d)

A majority of our revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2013, the Company had $4,000,000 of notional value foreign currency forward contracts maturing through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of July 31, 2013 is $2,760.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management - (cont’d)

Fair Value Measurement – (cont’d)

The fair value of the derivative instrument is primarily based on standard industry accepted binomial model.

	Carrying		Fair Value
As at July 31, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,251,366	$11,251,366	1
Accounts receivable	3,821,445	3,821,445	2
Forward contracts	2,760	2,760	3
Derivative warrant liability	$-	$-	3	Note 5

	Carrying		Fair Value
As at April 30, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,229,595	$11,229,595	1
Accounts receivable	4,640,620	4,640,620	2
Forward contracts	9,830	9,830	3
Derivative warrant liability	$93,057	$93,057	3	Note 5

Forward contracts	July 31,	April 30,
	2013	2013
Opening balance at the beginning of the year	$9,830	$-
Fair value of forward, at issuance	-	-
Change in fair value of forward contracts since issuance	(7,070)	32,405
Fair value of forward contracts settled during the year	-	(22,575)
Fair value of forward contracts at July 31, 2013	$2,760	$9,830

Note 5	Common Stock

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non–brokered private placement for aggregate gross proceeds of CDN $3,662,500 ($3,579,335) at a price of CDN $2.50 ($2.44) per unit, with each unit consisting of one share of the Company’s common stock and one–half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common stock at a subscription price determined by the board of directors (the “Board”) of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board under the 2010 Stock Option Plan is 6,860,000.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing the “simplified” method as prescribed by ASC 718.

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.

The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three month period ended July 31, 2013 and 2012 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options - (cont’d)

The weighted-average fair value of options granted during the three months ended July 31, 2013 was $1.90 (2012 - $1.54). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31, 2013	July 31, 2012
Risk-free interest rate	1.38%	0.62%
Expected volatility	73.25%	74.47%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of July 31, 2013 and the stock option activity during the three months ended July 31, 2013:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2013	3,930,818	$1.33
Granted	505,000	$1.90
Exercised	(47,813)	$0.48
Forfeited/Cancelled	(12,187)	$1.67
Outstanding at July 31, 2013	4,375,818	$1.40

Exercisable at July 31, 2013	2,749,261	$1.04
Exercisable at April 30, 2013	2,677,887	$1.00

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options - (cont’d)

The following table summarizes information regarding stock purchase options outstanding as of July 31, 2013:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	303,341	$442,878	December 15, 2013	303,341	$442,878
$0.47	308,270	440,826	August 20, 2013 to September 26, 2016	308,270	440,826
$0.60	403,332	524,332	December 14, 2014	361,878	470,441
$0.62	850,000	1,088,000	April 17, 2014	850,000	1,088,000
$1.70	750,000	150,000	December 14, 2016	296,875	59,375
$1.88	30,000	600	December 13, 2017	4,375	88
$1.90	916,875	–	December 14, 2015 to July 25, 2018	264,896	–
$2.00	12.000	–	December 14, 2015 to July 25, 2018	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.26	200,000	–	March 14, 2018	–	–
$2.27	52,000	–	March 10, 2016	30,334	–
$2.68	5,000	–	September 13, 2017	1,042	–
$2.90	305,000	–	July 19, 2017	76,250	–
July 31, 2013	4,375,818	$2,646,636		2,749,261	$2,501,608

April 30, 2013	3,930,818	$2,636,687		2,677,887	$2,464,253

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.90 per share as of July 31, 2013 (April 30, 2013 – $1.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2013 was 2,124,739 (April 30, 2013 – 2,096,096). The total intrinsic value of options exercised during the three months ended July 31, 2013 was $67,757 (2012 – $129,403). The grant date fair value of options vested during the three months ended July 31, 2013 was $119,788 (2012 – $199,542).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of July 31, 2013.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2013	1,252,931	$1.09
Granted	505,000	$1.01
Vested	(126,270)	$0.95
Cancelled/Forfeited	(5,104)	$0.89
Non-vested options at July 31, 2013	1,626,557	$1.08

As of July 31, 2013 there was, $1,519,650 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.99 years.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended
	July 31,
	2013	2012
Cost of sales	$8,553	$8,839
Sales and marketing	89,340	53,935
Research and development	8,686	10,716
General and administrative	33,487	55,943
Total stock-based compensation	$140,066	$129,433

Warrants

On May 17, 2012 and July 25, 2012, holders of warrants issued under a brokered private placement exercised 50,000 warrants and 7,000 warrants respectively, at the original exercise price of $2.25 per common share. On October 25, 2012 and November 27, 2012, holders of warrants issued under a brokered private placement, exercised 110,103 and 110,103 warrants respectively, at the original exercise price of $1.75 per common share.

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

The warrant liability is accounted for at its fair value as follows:

	July 31,	April 30,
	2013	2013
Opening balance at the beginning of the year	$93,057	$2,026,944
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	(93,057)	(1,753,368)
Fair value of warrants exercised during the year	–	(180,519)
Fair value of warrant liability at July 31, 2013	$–	$93,057

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	July 31, 2013	April 30, 2013	June 14, 2011
Risk-free interest rate	–	0.11%	1.60%
Expected volatility	–	70%	70%
Expected term	–	0.12 years	1.5 years to 2 years
Dividend yield	–	0%	0%

The warrant liability is revalued at the end of each reporting period with the change in the fair value of the derivative instruments recorded as a gain or loss in the Company’s consolidated statement of operations. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability. The balance of unexercised warrants expired on June 14, 2013, and the balance in the liability account of $93,057 has been recorded as a gain in the Company’s consolidated statement of operations.

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

The following table summarizes information regarding the warrants outstanding as of July 31, 2013:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates

Warrants at April 30, 2013	2,248,399	$2.57	June 14, 2013 to June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(1,515,899)	$2.25	June 14, 2013
Warrants at July 31, 2013	732,500	$3.25	June 19, 2014

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2013, the Company matched $56,250 (2012 - $36,303) in shares purchased by employees under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2013, a total of 556,401 shares were available for issuance under the ESPP. During the three months ended July 31, 2013, 22,771shares (2012 –556,401) were sold, issued, or purchased by employees on the open market under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company was authorized to purchase up to 1,995,414 and on March 19, 2013 (expiring March 18, 2014) the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the "TSX") and other Canadian marketplaces. Between August 20, 2012 and March 18, 2013, the Company repurchased 72,292 common shares and during the period March 19, 2013 to July 31, 2013, the Company repurchased 99,516 common shares at an average price of $2.00 (CDN$1.98) for a total of $340,669. As of July 31, 2013 a total of 153,748 shares have been cancelled and the remaining 18,060 repurchased shares are in the process of being cancelled.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (the “DSUP”), each deferred share unit (“DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation and, as applicable, any grants of DSUs to any one participant may not exceed a value of $100,000 per annum on the date of grant. A DSU granted to a participant who is a director of the board of the Company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2013, 172,201 (2012 - 123,178) DSUs were issued under the DSUP, of which 75,417 were granted to officers or employees and 96,784 were granted to non-employee directors. As of July 31, 2013, a total of 606,292 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2013, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSUs outstanding at April 30, 2013	1,643,119	$1.02
Granted	172,201	$1.99
Conversions	(73,334)	$1.00
DSUs outstanding at July 31, 2013	1,741,986	$1.01

The following table summarizes information regarding the non-vested DSUs outstanding as of July 31, 2013:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSUs at April 30, 2013	207,444	$1.98
Granted	172,201	$1.99
Vested	(208,183)	$1.81
Non-vested DSUs at July 31, 2013	171,462	$1.02

As of July 31, 2013 there was $351,416 (2012 – $428,461) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.10 years (2012 – 2.17 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended
	July 31,
	2013	2012
Sales and marketing	$6,667	$4,167
Research and development	2,082	272
General and administrative	225,735	262,898
Total deferred share unit-based compensation	$234,484	$267,337

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2013 and 2012:

	Three Months Ended
	July 31,
	2013	2012
North America	$1,894,107	$2,920,517
Europe	425,031	691,113
Asia and Africa	272,120	556,687
Latin America	268,229	219,451
	$2,859,487	$4,387,768

Contained within the results of North America for the three months ended July 31, 2013 are revenues from the United States of $1,208,859 (2012 - $1,935,087) and from Canada of $685,248 (2012 -$985,430).

Contained within the results of Europe for the three months ended July 31, 2013 are revenues from the United Kingdom of $162,140 (2012 - $123,146), from Ireland of $59,344 (2012 - $nil), from Germany of $47,161 (2012 - $130,412), from France of $21,373 (2012 - $16,793), and from Italy of $16,467 (2012 - $9,340).

Contained within the results of Asia and Africa for the three months ended July 31, 2013 are revenues from Japan of $154,668 (2012 - $355,881), from Australia of $25,290 (2012 - $20,301), from China of $24,355 (2012 - $77,258), from South Africa of $20,689 (2012 - $17,535), and from Russian Federation of $12,777 (2012 - $55,731).

Contained within the results of Latin America for the three months ended July 31, 2013 are revenues from Mexico of $151,848 (2012 - $20,568), from Colombia of $58,060 (2012 - $10,701), from Brazil of $22,250 (2012 - $144,950), from Chile of $18,837 (2012 - $4,141), and from Bermuda of $6,737 (2012 - $3,162).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2013	April 30, 2013
Canada	$8,684,617	$8,796,202
United States	92,002	114,879
	$8,776,619	$8,911,081

Revenue from significant customers for the three months ended July 31, 2013 and 2012 is summarized as follows:

	Three Months Ended
	July 31,
	2013	2012
Customer A	10%	10%
	10%	10%

Accounts receivable balances for Customer A were $250,016 as at July 31, 2013 (April 30, 2013 -$321,344).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $48,635 was made. The monthly lease payment under the agreement is $22,075 plus $20,685 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,845 (CDN$6,009). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

On March 22, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on April 1, 2013 and expires on May 31, 2016. The monthly lease payment under the extension agreement is $5,000 plus $295 in operating expenses.

d)

On May 20, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on June 1, 2013 and expires on August 31, 2013. The monthly lease payment under the extension agreement is $800.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

Note 7	Commitments – (cont’d)

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2014	$52,604	$383,123	$435,727
2015	-	271,430	271,430
2016	-	63,540	63,540
2017	-	5,295	5,295
	$52,604	$723,388	$775,992

Note 8	Earnings (loss) per common share

Computation of profit per share:

	Three months ended July 31, 2013
			Per Share
	(Loss)	Shares(1)	Amount
Basic and diluted EPS
Income available to common stockholders	$(1,225,291)	41,934,880	$(0.03)

For the three months ended July 31, 2013 and July 31, 2012, common share equivalents (consisting of share issuable, on exercise of options, warrants and deferred share units) totalling 6,117,804, and 8,164,342, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

	Three months ended July 31, 2012
			Per Share
	Income	Shares(1)	Amount
Basic and diluted EPS
Income available to common stockholders	$867,538	40,727,122	$0.02

(1)	Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

Note 9	Subsequent Events

On September 12, 2013, the Company granted a total of 350,000 stock options to three employees and one consultant pursuant to its 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to the closing market share price on September 12, 2013. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

     On February 5, 2008, NewHeights and our subsidiary, CounterPath Solutions R&D Inc., were amalgamated under the name CounterPath Technologies Inc.

     On November 1, 2010, our wholly-owned subsidiary, FirstHand, was amalgamated with CounterPath Technologies, under the name CounterPath Technologies Inc.

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

     Cost of sales primarily consists of: (a) salaries and benefits related to personnel including stock-based compensation, (b) related overhead, (c) amortization of intangible assets, (d) billable and non-billable travel, lodging, and other out-of-pocket expenses, (e) payments to third party vendors for compression/decompression software known as codecs, (f) amortization of capitalized software that is implemented into our products, and (g) warranty expense. Amortization of intangible assets consists of the amortization expense related to the intangible assets acquired from NewHeights, FirstHand and BridgePort comprising acquired technologies and customer assets. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years from acquisition, which is management's estimate of the useful life of the customer asset.

     Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and (e) other related overhead. Commissions are recorded as an expense when earned by the employee. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

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

Application of Critical Accounting Policies and Use of Estimates

     Our interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this quarterly report.

     We believe that of our significant accounting policies, which are described in Note 2 to our interim and annual consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Basis of Presentation

     The interim consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. incorporated under the laws of the state of Delaware. All inter-company transactions and balances have been eliminated.

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

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2013 annual audited consolidated financial statements.

     Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

Revenue Recognition

     We recognize revenue in accordance with the ASC 985-605 (prior authoritative literature: American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

     A substantial amount of our sales involve multiple element arrangements, such as products, support, professional services, and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents support services.

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

     For multi-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Stock-Based Compensation

     Stock options granted are accounted for under ASC 718 (prior authoritative literature: SFAS No. 123R), Share-Based Payment, and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions. Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee consultants. We measure stock-based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non-employee consultants and the options are earned. We estimate the fair value of stock options using a Black-Scholes option valuation model.

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the three months ended July 31, 2013 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2013, we recorded an expense of $374,550 in connection with share-based payment awards. A future expense of non-vested options of $1,519,650 is expected to be recognized over a weighted-average period of 2.99 years. A future expense of non-vested deferred share units of $351,416 is expected to be recognized over a weighted-average period of 2.10 years.

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

Goodwill and Intangible Assets

     We have goodwill and intangible assets on our balance sheet related to the acquisitions of NewHeights, FirstHand and BridgePort. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired are comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which is management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment, are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2013, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2013.

     We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that another- than- temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the three months ending July 31, 2013 (2012 - $nil).

Derivative Instruments

     On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2013. We follow the guidance in ASC 815-40-15, and record the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period using the Binomial method, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations

     We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2013, we had $4,000,000 of notional value foreign currency forward contracts maturing through. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain of forward contracts as of July 31, 2013 is $2,760.

Results of Operations

     Our operating activities during the three months ended July 31, 2013 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at July 31, 2013 and April 30, 2013 and for the three months ended July 31, 2013 and 2012 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2013 and 2012 and audited consolidated financial statements for the fiscal year ended April 30, 2013. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	July 31, 2013	April 30, 2013
Cash and cash equivalents	$11,251,366	$11,229,595
Current assets	15,212,589	16,009,806
Current liabilities	4,145,750	3,999,583
Total liabilities	4,274,042	4,128,268
Total assets	$24,115,045	$25,055,877

	Three Months Ended July 31,
	2013			2012
Selected Consolidated Statements of Operations Data
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,859,487	100%		$4,387,768	100%

Operating expenses	4,197,543	147%		4,355,159	99%
Income (loss) from operations	(1,338,056)	(47%	)	32,609	1%
Interest and other income, net	26,714	1%		43,383	1%
Fair value adjustment on derivative instrument	85,987	3%		785,128	18%
Foreign exchange gain (loss)	64	-%		6,418	-%
Net income (loss)	($1,225,291)	(43%	)	$867,538	20%

Net income (loss) per share -Basic and diluted	($0.03)			$0.02

Weighted average common shares outstanding -Basic and diluted	41,934,880			40,727,122

Revenue

	Three Months Ended July 31,
	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,647,520	58%	$2,528,056	58%	($880,536)	(35)%
Service	1,211,967	42%	1,859,712	42%	(647,745)	(35)%
Total revenue	$2,859,487	100%	$4,387,768	100%	($1,528,281)	(35)%

Revenue by Region
International	$965,380	34%	$1,467,251	33%	($501,871)	(34)%
North America	1,894,107	66%	2,920,517	67%	(1,026,410)	(35)%
Total revenue	$2,859,487	100%	$4,387,768	100%	($1,528,281)	(35)%

     For the three months ended July 31, 2013, we generated $2,859,487 in revenue compared to $4,387,768 for the three months ended July 31, 2012. This represents a decrease of $1,528,281 or 35% from the same period last year. We generated $1,647,520 in software revenue for the three months ended July 31, 2013 compared to $2,528,056 for the three months ended July 31, 2012, representing a decrease of $880,536 or 35%. The decrease in software revenue for the three months ended July 31, 2013 was primarily a result of decreases in sales to service providers and channel partners followed by a smaller decrease in sales to enterprises. For the three months ended July 31, 2013, service revenue was $1,211,967 compared to $1,859,712 for the three months ended July 31, 2012. The decrease of $647,745 in service revenue was primarily due to a decrease in sales to channel partners and enterprises followed by a smaller decrease in sales to service providers. International revenue outside of North America decreased by 34% during the three months ended July 31, 2013 compared to the three months ended July 31, 2012, primarily due to lower sales in Europe and Asia. North American revenue decreased by 35%, compared to the three months ended July 31, 2012, primarily due to weaker service sales to service providers, channel partners and enterprises and weaker software sales to service providers and channel partners.

Operating Expenses

Cost of Sales

     Cost of sales for the three months ended July 31, 2013 and 2012 were as follows:

	July 31, 2013		July 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$557,455	19%	$559,793	13%	($2,338)	-%

     Cost of sales was $557,455 for the three months ended July 31, 2013 compared to $559,793 for the three months ended July 31, 2012. This decrease of $2,338 was primarily attributable to a decrease of approximately $17,000 in warranty expense, a decrease of approximately $10,000 in amortization of intangible assets and decreases of approximately $20,000 in other expenses. This decrease was partially offset by an increase of approximately $45,000 in personnel related costs. Cost of sales expressed as a percent of revenue was 19% of revenue for the three months ended July 31, 2013, as compared to 13% for the three months ended July 31, 2012. This increase in percentage was the result of a decrease in revenue of $1,528,281 for the three months ended July 31, 2013 compared to revenue for the three months ended July 31, 2013 while cost of sales decreased by $2,338 quarter over quarter.

Sales and Marketing

     Sales and marketing expenses for the three months ended July 31, 2013 and 2012 were as follows:

	July 31, 2013		July 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,213,483	42%	$1,055,035	24%	$158,448	15%

     Sales and marketing expenses were $1,213,483 for the three months ended July 31, 2013 compared to $1,055,035 for the three months ended July 31, 2012. The increase of $158,448 was primarily attributable to an increase of approximately $153,000 in sales and marketing related wages and commissions due to increased headcount, an increase of approximately $38,000 in travel expenses, and an increase of approximately $37,000 in stock based compensation cost. These increases were partially offset by a decrease of approximately $70,000 in contracting related expenses.

Research and Development

     Research and development expenses for the three months ended July 31, 2013 and 2012 were as follows:

	July 31, 2013		July 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,413,075	49%	$1,361,012	31%	$52,063	4%

     Research and development expenses were $1,413,075 for the three months ended July 31, 2013 compared to $1,361,012 for the three months ended July 31, 2012. The increase of $52,063 was primarily attributable to an increase in contracting related expenses of approximately $51,000, an increase of approximately $13,000 in travel related expenses and an increase of approximately $15,000 in rental expense. These increases were partially offset by a decrease of approximately $27,000 in personnel related costs.

General and Administrative

     General and administrative expenses for the three months ended July 31, 2013 and 2012 were as follows:

	July 31, 2013		July 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,013,530	35%	$1,379,319	31%	($365,789)	(27)%

     General and administrative expenses were $1,013,530 for the three months ended July 31, 2013 compared to $1,379,319 for the three months ended July 31, 2012. The decrease of $365,789 in general and administrative expenses was primarily attributable to a decrease of approximately $70,000 in exchange listing fees, a decrease of approximately $60,000 in stock based compensation, a decrease of approximately $50,000 in investor relations expense, a decrease of approximately $50,000 in rental expense, a decrease of approximately $14,000 in professional services and consulting fees, a decrease of approximately $45,000 in wages and benefits, a decrease of approximately $30,000 in travel and other office expenses, a decrease of approximately $26,000 in legal expenses and a decrease in bad debts reserve of approximately $20,000.

Interest and Other Income

     Interest income for the three months ended July 31, 2013 was $27,485 compared to $43,853 for the three months ended July 31, 2012. Interest expense for the three months ended July 31, 2013 was $771 compared to $470 for the three months ended July 31, 2012.

     Foreign exchange gain for the three months ended July 31, 2013 was $64 compared to $6,418 for the three months ended July 31, 2012. The foreign exchange gain represents the gain on account of translation of the intercompany accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars as well as transactional losses and gains.

Liquidity and Capital Resources

     As of July 31, 2013, we had $11,251,366 in cash compared to $11,229,595 at April 30, 2013, representing an increase of $21,771. Our working capital was $11,066,839 at July 31, 2013 compared to $12,010,223 at April 30, 2013, representing a decrease of $943,384. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

     Our company has $10,461,582 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

     Our operating activities resulted in a net cash inflow of $179,864 for the three months ended July 31, 2013. This compares to a net cash outflow of $474,503 for the same period last year and represents an increase of $654,367 in cash inflow from operations compared to the same period last year. The net cash inflow from operating activities for the three months ended July 31, 2013 was primarily a result of a decrease in accounts receivable of $819,175, a non-cash expense of $374,550 for stock-based compensation, a $137,140 increase in unearned revenue, all which offset a net loss for the period of $1,225,291. Other cash inflows included $125,126 resulting from an increase in accounts payable and $55,389 for depreciation and amortization, offset by a non-cash gain of $85,987 due to the change in fair value adjustment on derivative instruments.

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

Investing Activities

     Investing activities resulted in a net cash outflow of $20,405 for the three months ended July 31, 2013 primarily from purchases of computer equipment. This compares with a net cash outflow from investing activities of $34,501 for the same period last year principally for purchases of equipment. At July 31, 2013, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash outflow of $68,326 for the three months ended July 31, 2013 compared to a net cash inflow of $3,759,409 for the three months ended July 31, 2012. The net cash outflow was primarily a result of repurchasing 49,828 shares of common stock at an average price of $1.81 per share for a total of $91,414, offset by $23,088 received on exercise of stock options.

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

New Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (“IFRSs”). Many of the amendments in ASU 2011-04 will not result in a change in requirements, but simply clarify existing requirements. The amendments in ASU 2011-04 that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) ASU 2011-04 permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) ASU 2011-04 clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) ASU 2011-04 prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. ASU 2011-04 is to be applied prospectively. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We adopted the requirements of ASU 2011-04, and it did not materially impact the consolidated financial statements.

     In May 2011, FASB issued ASU 2011-04. There are few differences between ASU 2011-04 and IFRS 13. While ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this standard, and it did not materially impact the consolidated financial statements.

     In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option of presenting the components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. ASU 2011-05 instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, ASU 2011-05 requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. ASU 2011-05 is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We early implemented the requirements and presents net income and comprehensive income in two separate but consecutive statements.

     In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. We are currently evaluating the impact of the new guidance on its consolidated financial statements.

     In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets For Impairments, that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The provisions of the new guidance were effective as of the beginning of the year ended April 30, 2014. We do not expect the new guidance to have an impact on our 2014 impairment test results.

     In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of the year ended April 30, 2014. The adoption of the standard requires that we declare the nature of changes in other comprehensive income that will have an impact on our net income or loss in the future. We have accumulated other comprehensive income relating to the translation of our subsidiary’s financial information into the presentation currency of our financial statements, which would reverse through net income or loss should the underlying assets and liabilities be disposed of.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2013, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Operating expenses only decreased to $4,197,543 for the three months ended July 31, 2013 from $4,355,159 for the three months ended July 31, 2012 while our revenue decreased to $2,859,487 for the three months ended July 31, 2013 from $4,387,768 for the three months ended July 31, 2012. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

     Such competition may potentially affect our ability to operate our business, our financial results and our ability to achieve or maintain revenues and/or profitability.

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

     Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copy or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2013 (2012: none).

     We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2013, we had $4,000,000 of notional value foreign currency forward contracts maturing through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of July 31, 2013 is $2,760 (April 30, 2013 - $9,830).

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 41,945,655 shares of common stock that were issued and outstanding as of July 31, 2013, our directors owned approximately 26% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at July 31, 2013, then we would be required to issue an additional 6,850,304 shares of our common stock, which would represent approximately 16.0 % of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

     The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. In addition, since our common stock commenced trading on the NASDAQ Capital Market below the $4.00 minimum bid price per share requirement, our common stock would be considered a penny stock if we fail to satisfy the net tangible assets and revenue tests in Rule 3a51-1 under the Securities Exchange Act of 1934. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 25, 2013, we granted 172,201 deferred share units to six non-employee directors and two officers and one employee exchangeable into 172,201 shares of our common stock on a one for one basis pursuant to our Deferred Share Unit Plan. 96,784 of the deferred share units vest immediately and 75,417 of the deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. We issued the deferred share units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

     On July 25, 2013, we granted 505,000 stock options pursuant to our 2010 Stock Option Plan to 15 employees. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.90. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 405,000 the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 100,000 of the stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 1, 2013 to May 31, 2013(1)	21,728	$1.87	21,728	2,390,949
June1, 2013 to June 30, 2013(1)	11,260	$1.75	11,260	2,379,689
July1, 2013 to July 31, 2013(1)	16,840	$1.80	16,840	2,362,849
Total	49,828	$1.81	49,828	2,362,849

(1)	Pursuant to a normal course issuer bid, which commenced on March 19, 2013 and expires on March 18, 2014, to purchase up to an aggregate of 2,462,365 common shares of the Company.

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

Date: September 12, 2013

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: September 12, 2013