Form 10-Q
period 2013-10-31
COUNTERPATH CORP
filed 2013-12-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,137,532 shares of common stock issued and outstanding as of December 9, 2013.

COUNTERPATH CORPORATION
OCTOBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2013 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2013	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,423,773	$11,229,595
Accounts receivable (net of allowance for doubtful accounts of $330,905 and $456,051, respectively)	3,585,191	4,640,620
Prepaid expenses and deposits	103,770	139,591
Total current assets	13,112,734	16,009,806

Deposits	127,770	125,160
Equipment	120,709	167,986
Derivative instruments – Note 4	−	9,830
Goodwill – Note 2(e)	8,398,158	8,660,930
Other assets	98,090	82,165
Total Assets	$21,857,461	$25,055,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,262,103	$2,363,311
Derivative instruments – Note 4	9,814	93,057
Unearned revenue	1,533,841	1,442,511
Customer deposits	9,553	9,553
Accrued warranty	77,221	91,151
Total current liabilities	3,892,532	3,999,583

Deferred lease inducements	14,570	30,110
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,005,677	4,128,268

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2013 – nil; April 30, 2013 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 100,000,000 Issued: October 31, 2013 – 42,080,937; April 30, 2013 – 41,958,350	42,081	41,959
Treasury stock	(25)	(79)
Additional paid-in capital	66,735,885	66,191,140
Accumulated deficit	(48,311,010)	(44,974,491)
Accumulated other comprehensive income (loss) – currency translation adjustment	(615,147)	(330,920)
Total stockholders’ equity	17,851,784	20,927,609
Liabilities and Stockholders’ Equity	$21,857,461	$25,055,877

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenue – Note 6:
Software	$1,451,475	$1,811,815	$3,098,995	$4,339,871
Service	1,095,335	1,750,972	2,307,302	3,610,684
Total revenue	2,546,810	3,562,787	5,406,297	7,950,555
Operating expenses:
Cost of sales (includes depreciation of $45,598 (2012 – $22,071) and amortization of intangible assets of $nil (2012 – $19,591))	571,857	626,006	1,129,312	1,185,799
Sales and marketing	1,315,421	1,028,217	2,528,904	2,083,252
Research and development	1,324,308	1,284,594	2,737,383	2,645,606
General and administrative	1,101,457	1,164,092	2,114,987	2,543,411
Total operating expenses	4,313,043	4,102,909	8,510,586	8,458,068
Income (loss) from operations	(1,766,233)	(540,122)	(3,104,289)	(507,513)
Interest and other income (expense), net:
Interest and other income	56,989	18,090	84,474	61,943
Interest expense	(161)	(154)	(932)	(624)
Fair value adjustment on derivative instruments – Note 4	(12,574)	208,036	73,413	993,164
Foreign exchange gain (loss)	(389,249)	(10,955)	(389,185)	(4,537)
Net income (loss) for the period	$(2,111,228)	$(325,105)	$(3,336,519)	$542,433

Net income (loss) per share:
Basic and diluted – Note 8	$(0.05)	$(0.01)	$(0.08)	$0.01

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,007,439	41,592,776	41,971,160	41,159,949

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(2,111,228)	$(325,105)	$(3,336,519)	$542,433
Other comprehensive income (loss):
Foreign currency translation adjustments	(154,988)	31,857	(284,227)	(128,709)
Comprehensive income (loss)	$(2,266,216)	$(293,248)	$(3,620,746)	$413,724

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) for the period	$(3,336,519)	$542,433
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	112,974	81,830
Amortization of intangible assets	–	19,591
Deferred lease inducements	(15,540)	–
Stock-based compensation	637,043	611,375
Fair value adjustment on derivative instruments	(73,413)	(993,164)
Foreign exchange gain (loss)	(1,382)	4,537
Changes in assets and liabilities:
Accounts receivable	1,064,192	(715,238)
Prepaid expenses and deposits	35,864	86,818
Increase in other assets	(15,925)	(47,560)
Accounts payable and accrued liabilities	(69,067)	(76,320)
Unearned revenue	91,330	286,469
Accrued warranty	(13,930)	2,607
Net cash generated from (used in) operating activities	(1,584,373)	(196,622)

Cash flows from investing activities:
Purchase of equipment	(63,870)	(213,927)
Deposits	(5,824)	(42,560)
Net cash used in investing activities	(69,694)	(256,487)

Cash flows from financing activities:
Common stock issued	70,565	3,993,190
Common stock repurchased	(162,737)	–
Transaction costs	–	(15,592)
Net cash provided by (used) in financing activities	(92,172)	3,977,598

Foreign exchange effect on cash	(59,583)	(8,882)

Increase (decrease) in cash	(1,805,822)	3,515,607

Cash, beginning of the period	11,229,595	8,154,139
Cash, end of the period	$9,423,773	$11,669,746

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$932	$624
Non cash transactions – Note 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares			Preferred Shares
										Accumulated
	Number		Number			Number		Additional		Other
	of		of			of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares		Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2013	41,958,350	$41,959	(78,608)		$(79)	1	$–	$66,191,140	$(44,974,491)	$(330,920)	$20,927,609

Shares issued:
Exercise of stock options	231,655	232	–		–	–	–	108,683	–	–	108,915
Share repurchase plan	–	–	(105,148)		(105)	–	–	105	–	–	–
Cancellation of shares - Note 5	(158,936)	(159)	158,936		159	–	–	(162,737)	–	–	(162,737)
Conversion of deferred share units	49,868	49	–		–	–	–	(38,349)	–	–	(38,300)
Stock-based compensation – Note 5	–	–	–		–	–	–	637,043	–	–	637,043
Cancellation of preferred share	–	–	–		–	(1)	–	–	–	–	–
Net Income (loss) for the period	–	–	–		–	–	–	–	(3,336,519)		(3,336,519)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–	(284,227)	(284,227)

Balance, October 31, 2013 (unaudited)	42,080,937	$42,081	(24,820	) $	(25)	–	$–	$66,735,885	$(48,311,010)	$(615,147)	$17,851,784

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

On November 1, 2010, the Company's wholly-owned subsidiaries, FirstHand and CounterPath Technologies were amalgamated under the name “CounterPath Technologies Inc.”

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
October 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

a)	Basis of Presentation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies, a company existing under the laws of the province of British Columbia, Canada, and BridgePort, incorporated under the laws of the state of Delaware. The results of NewHeights (which subsequently was amalgamated with another subsidiary to become CounterPath Technologies) are included from August 2, 2007, the date of acquisition. The results of FirstHand (which subsequently was amalgamated with CounterPath Technologies) and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2013 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2013 annual audited consolidated financial statements.

Operating results for the six months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

c)	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance are effective prospectively as of the beginning of the year ended April 30, 2014. The adoption of the standard requires the Company to declare the nature of changes in other comprehensive income that will have an impact on net income or loss in the future. The Company has accumulated other comprehensive income relating to the translation of its subsidiary’s financial information into the presentation currency of the Company’s financial statements, which would reverse through net income or loss should the underlying assets and liabilities be disposed of.

d)	Derivative Instruments

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS 161 was incorporated into Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. The Company did not enter into any foreign currency derivatives designed as cash flow hedges in the six months ended October 31, 2013 (2012 - none).

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

d)	Derivative Instruments – (cont’d)

The Company records foreign currency forward contracts on its consolidated balance sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management” of the Notes to the Company’s Audited Consolidated Financial Statements for the year ended April 30, 2013). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the six months ended October 31, 2013 (2012 - none).

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2013 was $6,407,248 (CDN$6,704,947) (April 30, 2013 - $6,607,725) and $1,990,910 (CDN$2,083,414) (April 30, 2013 - $2,053,205), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months periods ended October 31, 2013 and 2012.

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
October 31, 2013
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

The intangible assets of BridgePort are being carried and reported at acquisition cost and include amounts initially allocated to acquired technologies of $476,703 and customer asset of $43,594. The acquired technologies are amortized based on their estimated useful life of four years and the customer asset is amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer asset. All the intangible assets were fully amortized as at April 30, 2013.

f)	Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2013	2013

Balance of allowance for doubtful accounts, beginning of period	$456,051	$334,294
Bad debt provision	288,158	265,970
Write-off of receivables	(413,304)	(144,213)
Balance of allowance for doubtful accounts, end of period	$330,905	$456,051

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

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008 the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, are license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to $nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. As the period in which the Company earned license fees under the agreement ended on July 31, 2012, the Company’s software license revenue for the three and six months ended October 31, 2013, pursuant to the terms of these agreements, was $nil and $nil (2012 - $nil and $134,493), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

During the three and six months ended October 31, 2013, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $17,226 and $34,452 (2012 - $21,025 and $42,049), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. (“Mitel Trade”). On January 30, 2012, the Company sold products and services to Mitel Trade for consideration of $208,992. As at July 31, 2013, the Company determined the balance due from Mitel Trade as uncollectible and wrote off any remaining balance. As at October 31, 2013, the Company had an accounts receivable balance from Mitel Trade of $nil (April 30, 2013 - $206,500). The Company’s revenue for the three and six months ended October 31, 2013, was $nil and $nil (2012 - $10,969 and $21,938), respectively.

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

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the six months ended October 31, 2013 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as the Company’s operating expenses are primarily denominated in Canadian dollars while revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management (cont’d)

Foreign Currency Exchange Rate Risk (cont’d)

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. As of October 31, 2013, the Company had $4,000,000 of notional value foreign currency forward contracts maturing through February 28, 2014. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market gain (loss) of forward contracts as of October 31, 2013 is ($9,814).

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

Fair value measurement includes the consideration of non–performance risk. Non–performance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For financial assets traded in an active market (Level 1), the non–performance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), the Company’s fair value calculations have been adjusted accordingly.

The fair value of the derivative instrument is primarily based on the standard industry accepted binomial model. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis.

		Carrying			Fair Value
As at October 31, 2013		Amount		Fair Value	Levels	Reference
Cash		$9,423,773		$9,423,773	1
Accounts receivable		3,585,191		3,585,191	2
Forward contracts		(9,814)		(9,814)	3
Derivative warrant liability	$	−	$	−	3	Note 5

	Carrying		Fair Value
As at April 30, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,229,595	$11,229,595	1
Accounts receivable	4,640,620	4,640,620	2
Forward contracts	9,830	9,830	3
Derivative warrant liability	$93,057	$93,057	3	Note 5

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management (cont’d)

Fair Value Measurement (cont’d)

Forward contracts	October 31,		April 30,
	2013		2013
Opening balance at the beginning of the period/year	$9,830	$	−
Fair value of forward, at issuance	−		−
Change in fair value of forward contracts since issuance	(18,479)		32,405
Fair value of forward contracts settled during the period/year	(1,165)		(22,575)
Fair value of forward contracts at end of period/year	$(9,814)		$9,830

Note 5	Common Stock

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common shares at a subscription price determined by the board of directors (the “Board”) of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

The maximum number of common shares authorized by the stockholders and reserved for issuance by the Board under the 2010 Stock Option Plan is 6,860,000.

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

The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the six month period ended October 31, 2013 and 2012 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the six months ended October 31, 2013 was $0.89 (2012 - $2.90). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Six Months Ended
	October 31, 2013	October 31, 2012
Risk-free interest rate	1.31%	0.62%
Expected volatility	78.94%	74.47%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of October 31, 2013 and the stock option activity during the six months ended October 31, 2013:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2013	3,930,818	$1.33
Granted	1,055,000	$1.67
Exercised	(231,655)	$0.47
Forfeited/Cancelled	(18,604)	$1.86
Expired	(40,000)	$0.47
Outstanding at October 31, 2013	4,695,559	$1.45

Exercisable at October 31, 2013	2,682,368	$1.14
Exercisable at April 30, 2013	2,677,887	$1.00

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes information regarding stock options outstanding as of October 31, 2013:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.44	227,541	$172,704	December 15, 2013	227,541	$172,704
$0.47	173,270	126,314	January 1, 2014 to September 26, 2016	173,270	126,314
$0.60	388,873	232,935	December 14, 2014	372,527	223,144
$0.62	850,000	492,150	April 17, 2014	850,000	492,150
$1.41	100,000	–	October 1, 2018	–	–
$1.44	250,000	–	September 12, 2018	–	–
$1.53	200,000	–	August 29, 2018	–	–
$1.70	750,000	–	December 14, 2016	343,749	–
$1.88	30,000	–	December 13, 2017	6,250	–
$1.90	916,875	–	December 14, 2015 to July 25, 2018	290,832	–
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.26	200,000	–	March 14, 2018	37,302	–
$2.27	52,000	–	March 10, 2016	33,584	–
$2.90	305,000	–	July 19, 2017	95,313	–
October 31, 2013	4,695,559	$1,024,103		2,682,368	$1,014,312

April 30, 2013	3,930,818	$2,636,687		2,677,887	$2,464,253

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.20 per share as of October 31, 2013 (April 30, 2013 – $1.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2013 was 1,623,338 (April 30, 2013 – 2,096,096). The total intrinsic value of options exercised during the six months ended October 31, 2013 was $168,839 (2012 – $238,038). The grant date fair value of options vested during the six months ended October 31, 2013 was $280,074 (2012 – $320,694).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of October 31, 2013.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2013	1,252,931	$1.09
Granted	1,055,000	$0.89
Vested	(285,053)	$0.98
Cancelled/Forfeited	(9,687)	$1.08
Non-vested options at October 31, 2013	2,013,191	$1.00

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

As of October 31, 2013 there was, $1,727,835 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months and six months ended October 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Cost of sales	$18,285	$8,797	$26,838	$17,636
Sales and marketing	107,933	73,072	197,273	127,007
Research and development	15,851	10,531	24,537	21,247
General and administrative	37,083	55,100	70,570	111,043
Total stock-option based compensation	$179,152	$147,500	$319,218	$276,933

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

The warrant liability is accounted for at its fair value as follows:

	October 31,	April 30,
	2013	2013
Opening balance at the beginning of the period/year	$93,057	$2,026,944
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	(93,057)	(1,753,368)
Fair value of warrants exercised during the period/year	–	(180,519)
Fair value of warrant liability at end of period/year	$–	$93,057

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	October 31, 2013	April 30, 2013	June 14, 2011
Risk-free interest rate	–	0.11%	1.60%
Expected volatility	–	70%	70%
Expected term	–	0.12 years	1.5 years to 2 years
Dividend yield	–	0%	0%

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

The following table summarizes information regarding the warrants outstanding as of October 31, 2013:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates

Warrants at April 30, 2013	2,248,399	2.57	June 14, 2013 to June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(1,515,899)	2.25	June 14, 2013
Warrants at October 31, 2013	732,500	3.25	June 19, 2014

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2013, the Company matched $26,106 (April 30, 2013 - $56,250) in shares purchased by employees under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of October 31, 2013, a total of 556,401 shares were available for issuance under the ESPP. During the six months ended October 31, 2013, 48,222 shares (April 30, 2013 – 61,622) were sold, issued, or purchased by employees on the open market under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company was authorized to purchase up to 1,995,414 of its common shares and on March 19, 2013 (expiring March 18, 2014) the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces. Between August 20, 2012 and March 18, 2013, the Company repurchased 72,292 common shares at an average price of $1.99 (CDN$1.98) for a total of $143,861 and during the period from March 19, 2013 to October 31, 2013, the Company repurchased 154,836 common shares at an average price of $1.77 (CDN$1.83) for a total of $274,060. As of October 31, 2013 a total of 202,308 common shares have been cancelled and the remaining 24,820 repurchased shares are in the process of being cancelled.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (the “DSUP”), each deferred share unit (“DSU”) is equivalent to one common share. The maximum number of common shares that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of common shares of the Company outstanding at the time of reservation. A DSU granted to a participant who is a director of the Board shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the Company’s common shares on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,500,000 common shares have been reserved for issuance under the DSUP. During the six months ended October 31, 2013, 191,066 (2012 - 133,443) DSUs were issued under the DSUP, of which 75,417 were granted to officers or employees and 115,649 were granted to non-employee directors. As of October 31, 2013, a total of 587,427 common shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2013, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSUs outstanding at April 30, 2013	1,643,119	$1.02
Granted	191,066	$1.90
Conversions	(73,334)	$1.00
DSUs outstanding at October 31, 2013	1,760,851	$1.10

The following table summarizes information regarding the non-vested DSUs outstanding as of October 31, 2013:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSUs at April 30, 2013	207,444	$1.98
Granted	191,066	$1.90
Vested	(227,048)	$1.79
Non-vested DSUs at October 31, 2013	171,462	$2.19

As of October 31, 2013 there was $297,160 (2012 – $361,356) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.94 years (2012 – 2.02 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Sales and marketing	$6,667	$4,167	$13,334	$8,334
Research and development	2,082	2,082	4,164	2,354
General and administrative	74,592	60,856	300,327	323,754
Total DSU-based compensation	$83,341	$67,105	$317,825	$334,442

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
North America	$1,880,466	$2,263,483	$3,774,573	$5,184,000
Europe	286,103	735,177	711,134	1,426,290
Asia and Africa	232,382	276,342	504,502	833,029
Latin America	147,859	287,785	416,088	507,236
	$2,546,810	$3,562,787	$5,406,297	$7,950,555

Contained within the results of North America for the three and six months ended October 31, 2013 are revenues from the United States of $1,491,481 and $2,700,339 (2012 - $1,865,651 and $3,800,737), respectively, and from Canada of $388,985 and $1,074,234 (2012 - $397,832 and $1,383,263), respectively.

Contained within the results of Europe for the three and six months ended October 31, 2013 are revenues from the United Kingdom of $48,502 and $210,642 (2012 - $182,250 and $305,396), respectively, from Germany of $50,963 and $98,124 (2012 - $58,088 and $188,501), respectively, from Greece of $44,525 and $50,195 (2012 - $11,525 and $43,754), respectively, from France of $15,022 and $36,395 (2012 - $216,871 and $233,664), respectively, and from Norway of $19,470 and $33,077 (2012 - $35,424 and $214,805), respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2013 are revenues from Japan of $42,640 and $197,308 (2012 - $118,249 and $474,129), respectively, from Australia of $25,906 and $51,196 (2012 - $24,782 and $45,084), respectively, from the United Arab Emirates of $25,025 and $25,907 (2012 - $nil and $nil), respectively, from South Africa of $18,028 and $38,717 (2012 - $11,302 and $28,837), respectively, and from China of $17,858 and $42,213 (2012 - $38,884 and $116,142), respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2013 are revenues from Colombia of $78,950 and $137,010 (2012 - $49,209 and $59,910), respectively, from Mexico of $33,995 and $185,843 (2012 - $99,192 and $119,761), respectively, from Brazil of $17,506 and $39,756 (2012 - $8,062 and $153,551), respectively, and from Chile of $5,427 and $24,264 (2012 - $102,031 and $106,172), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31,	April 30,
	2013	2013
Canada	$8,547,832	$8,796,202
United States	69,125	114,879
	$8,616,957	$8,911,081

Revenue from significant customers for the three and six months ended October 31, 2013 and 2012 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Customer A	8%	10%	9%	8%
Customer B	7%	1%	4%	9%
	15%	11%	13%	17%

Accounts receivable balances for Customer A were $335,837 as at October 31, 2013 (April 30, 2013 - $321,344). Accounts receivable balances for Customer B were $159,000 as at October 31, 2013 (April 30, 2013 - $663,643).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $47,780 was made. The monthly lease payment under the agreement is $22,673 plus $20,321 in operating costs. Management believes that this office space is adequate for the operations of the Company for the foreseeable future.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,742 (CDN$6,009). This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

On March 22, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on April 1, 2013 and expires on May 31, 2016. The monthly lease payment under the extension agreement is $5,000 plus $295 in operating expenses.

d)

On October 21, 2013, the Company entered into an extension of an existing operating lease agreement which commenced on December 1, 2013 and expires on February 28, 2013. The monthly lease payment under the extension agreement is $2,630.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 7	Commitments – (cont’d)

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2014	$34,453	$257,535	$291,988
2015	−	267,776	267,776
2016	−	63,540	63,540
2017	−	5,295	5,295
	$34,453	$594,146	$628,599

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income (loss)	$(2,111,228)	$(325,105)	$(3,336,519)	$542,433
Weighted average common shares outstanding – basic and diluted(1)	42,007,439	41,592,776	41,971,160	41,159,949
Basic and diluted EPS	$(0.05)	$(0.01)	$(0.08)	$0.01

For the three and six months ended October 31, 2013 and October 31, 2012, common share equivalents (consisting of common shares issuable, on exercise of options, warrants and DSUs) totalling, 5,004,257 and 6,104,549, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

Basis of Presentation

            The interim consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies, a company existing under the laws of the province of British Columbia, Canada, BridgePort incorporated under the laws of the state of Delaware. All inter-company transactions and balances have been eliminated.

Interim Reporting

            The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the interim consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

            These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2013 annual audited consolidated financial statements.

            Operating results for the six months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

Revenue Recognition

            We recognize revenue in accordance with the Accounting Standards Codification (“ASC”) 985-605 (prior authoritative literature: American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

  Persuasive evidence of an arrangement. We consider a noncancelable agreement signed by our Company and the customer to be representative of persuasive evidence of an arrangement.

  Delivery has occurred. We consider delivery to have occurred when the product has been delivered to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

  Fees are fixed or determinable. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the refund or adjustment right lapses. If offered payment terms exceed our company’s normal terms, we recognize revenue as the amounts become due and payable or upon the receipt of cash when extended payment terms beyond 180 days are offered.

  Collection is deemed probable. Collection is deemed probable if, based upon our company’s evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon the receipt of cash.

            A substantial amount of our sales involve multiple element arrangements, such as products, support, professional services, and training. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents support services. Revenue is allocated to each of the undelivered elements based on its respective fair value.

            For contracts with elements related to customized network solutions and certain network build-outs, for transactions accounted for as sales of products or services, we apply Financial Accounting Standards Board (“FASB”) ASC Subtopic 605-25 (Prior authoritative literature: Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”) and revenues are recognized under ASC 605-35, for long-term transactions entered to supply software, or software systems, that require significant modification or customization (prior authoritative literature: SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”), generally using the percentage-of-completion method.

            For multi-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when our company sells the deliverable separately and is the price actually charged by our company for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Stock-Based Compensation

            Stock options granted are accounted for under ASC 718 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 123R), Share-Based Payment, and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 replaces existing requirements under Financial Accounting Standards (“FAS”) 123 and Accounting Principles Board (“APB”) 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions. Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee consultants. We measure stock-based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non-employee consultants and the options are earned. We estimate the fair value of stock options using a Black-Scholes option valuation model.

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the six months ended October 31, 2013 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2013, we recorded an expense of $637,043 in connection with share-based payment awards. A future expense of non-vested options of $1,727,835 is expected to be recognized over a weighted-average period of three years. A future expense of non-vested deferred share units of $375,846 is expected to be recognized over a weighted-average period of 2.19 years.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2013, did not result in an impairment charge, nor did we record any goodwill impairment for the six months ending October 31, 2013.

            We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that other-than-temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

            Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the six months ending October 31, 2013 (2012 - $nil).

Derivative Instruments

            On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2012. We follow the guidance in Accounting Standards Codification (“ASC”) 815-40-15, and record the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period using the Binomial Method, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations.

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of October 31, 2013, we had $4,000,000 of notional value foreign currency forward contracts maturing through. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market loss of forward contracts for the six months ended October 31, 2013 is $19,644.

Results of Operations

            Our operating activities during the six months ended October 31, 2013 consisted primarily of selling our IP telephony software and related services to telecom service providers and original equipment manufacturers serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at October 31, 2013 and April 30, 2013 and for the six months ended October 31, 2013 and 2012 has been derived from the consolidated unaudited financial statements and accompanying notes for the six months ended October 31, 2013 and 2012 and audited consolidated financial statements for the fiscal year ended April 30, 2013. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	October 31,	April 30,
Selected Consolidated Balance Sheet Data	2013	2013
Cash and cash equivalents	$9,423,773	$11,229,595
Current assets	13,112,734	16,009,806
Current liabilities	3,892,532	3,999,583
Total liabilities	4,005,667	4,128,268
Total assets	$21,857,461	$25,055,877

	Three Months Ended October 31,
Selected Consolidated Statements of Operations Data	2013			2012
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,546,810	100%		$3,562,787	100%

Operating expenses	4,313,043	169%		4,102,909	115%
Income (loss) from operations	(1,766,233)	(69%	)	(540,122)	(15%	)
Interest and other income, net	56,828	2%		17,936	−%
Fair value adjustment on derivative instrument	(12,574)	−%		208,036	6%
Foreign exchange gain (loss)	(389,249)	(16%	)	(10,955)	−%
Net income (loss)	($2,111,228)	(83%	)	($325,105)	(9%	)

Net income (loss) per share
-Basic and diluted	($0.05)			($0.01)

Weighted average common shares outstanding
-Basic and diluted	42,007,439			41,592,776

	Six Months Ended October 31,
Selected Consolidated Statements of Operations Data	2013			2012
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$5,406,297	100%		$7,950,555	100%

Operating expenses	8,510,586	158%		8,458,068	106%
Income (loss) from operations	(3,104,289)	(58%	)	(507,513)	(6%	)
Interest and other income, net	83,542	2%		61,319	1%
Fair value adjustment on derivative instrument	73,413	1%		993,164	12%
Foreign exchange gain (loss)	(389,185)	(7%	)	(4,537)	−%
Net income (loss)	($3,336,519)	(62%	)	$542,433	7%

Net income (loss) per share
-Basic and diluted	($0.08)			$0.01

Weighted average common shares outstanding
-Basic and diluted	41,971,160			41,159,949

Revenue

	Three Months Ended October 31,
	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,451,475	57%	$1,811,815	51%	($360,340)	(20%	)
Service	1,095,335	43%	1,750,972	49%	(655,637)	(37%	)
Total revenue	$2,546,810	100%	$3,562,787	100%	($1,015,977)	(29%	)

Revenue by Region
International	$666,343	26%	$1,299,304	36%	($632,961)	(49%	)
North America	1,880,467	74%	2,263,483	64%	(383,016)	(17%	)
Total revenue	$2,546,810	100%	$3,562,787	100%	($1,015,977)	(29%	)

            For the three months ended October 31, 2013, we generated $2,546,810 in revenue compared to $3,562,787 for the three months ended October 31, 2012. This represents a decrease of $1,015,977 or 29% from the same period last year. We generated $1,451,475 in software revenue for the three months ended October 31, 2013 compared to $1,811,815 for the three months ended October 31, 2012, representing a decrease of $360,340 or 20%. The decrease in software revenue for the three months ended October 31, 2013 was primarily a result of a decrease in sales to channel partners and service providers. For the three months ended October 31, 2013, service revenue was $1,095,335 compared to $1,750,972 for the three months ended October 31, 2012. The decrease of $655,637 or 37% in service revenue was primarily a result of a decrease in sales to channel partners and service providers. International revenue outside of North America decreased by 49% during the three months ended October 31, 2013 compared to the three months ended October 31, 2012, primarily due to lower sales in Europe and Latin America. North American revenue decreased by 17% compared to the three months ended October 31, 2012, due primarily to a decrease in sales of software and services to North American channel partners partially offset by stronger sales to service providers.

	Six Months Ended October 31,
	2013		2012		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,098,995	57%	$4,339,871	55%	($1,240,876)	(29%	)
Service	2,307,302	43%	3,610,684	45%	(1,303,382)	(36%	)
Total revenue	$5,406,297	100%	$7,950,555	100%	($2,544,258)	(32%	)

Revenue by Region
International	$1,631,724	31%	$2,766,555	35%	($1,134,831)	(41%	)
North America	3,774,573	69%	5,184,000	65%	(1,409,427)	(27%	)
Total revenue	$5,406,297	100%	$7,950,555	100%	($2,544,258)	(32%	)

            For the six months ended October 31, 2013, we generated $5,406,297 in revenue compared to $7,950,555 for the six months ended October 31, 2012. This represents a decrease of $2,544,258 or 32% from the same period last year. We generated $3,098,995 in software revenue for the six months ended October 31, 2013 compared to $4,339,871 for the six months ended October 31, 2012, representing a decrease of $1,240,876 or 29%. The decrease in software revenue for the six months ended October 31, 2013 was primarily a result of a decrease in sales to channel partners, service providers, and enterprises. For the six months ended October 31, 2013, service revenue was $2,307,302 compared to $3,610,684 for the six months ended October 31, 2012. The decrease of $1,303,382 or 36% in service revenue was primarily due to a decrease in sales to channel partners, service providers, and enterprises. International revenue outside of North America decreased by 41% during the six months ended October 31, 2013 compared to the six months ended October 31, 2012, as a result of decreased sales in Europe, Asia and Africa, and Latin America. North American revenue decreased by 27%, compared to the six months ended October 31, 2012, due primarily to a decrease in sales of software and services to North American channel partners, service providers, and enterprises.

Operating Expenses

Cost of Sales

            Cost of sales for the three and six months ended October 31, 2013 and 2012 were as follows:

	October 31, 2013		October 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$571,857	22%	$626,006	18%	($54,149)	(9%	)
Six months ended	$1,129,312	21%	$1,185,799	15%	($56,487)	(5%	)

            Cost of sales was $571,857 for the three months ended October 31, 2013 compared to $626,006 for the three months ended October 31, 2012. This decrease of $54,149 was primarily attributable to a decrease in licenses and permits of approximately $33,500 due to lower sales of those licenses, a decrease in consulting fees of approximately $20,600 and a decrease in other expenses of approximately $10,500. The decrease in cost of sales was partially offset by an increase in wages and benefits of approximately $11,000. Cost of sales expressed as a percent of revenue was 22% of revenue for the three months ended October 31, 2013, as compared to 18% for the three months ended October 31, 2012. This increase in percentage was the result of a decrease in revenue of $1,015,977 for the three months ended October 31, 2013 compared to revenue for quarter ended October 31, 2012 while costs of sales decreased by $54,149 quarter-over-quarter.

            Cost of sales was $1,129,312 for the six months ended October 31, 2013 compared to $1,185,799 for the six months ended October 31, 2012. The decrease of $56,487 was primarily attributable to a decrease in licenses and permits of approximately $41,700 due to lower sales of those licenses, a decrease in contracting fees of approximately $37,000, a decrease in rent expense of approximately $18,000 and a decrease in other expenses of approximately $20,200. The decrease in cost of sales was partially offset by an increase in wages and benefits of approximately $60,000.

Sales and Marketing

            Sales and marketing expenses for the three and six months ended October 31, 2013 and 2012 were as follows:

	October 31, 2013		October 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,315,421	52%	$1,028,217	29%	$287,204	28%
Six months ended	$2,528,904	47%	$2,083,252	26%	$445,652	21%

            Sales and marketing expenses were $1,315,421 for the three months ended October 31, 2013 compared to $1,028,217 for the three months ended October 31, 2012. The increase of $287,204 was primarily attributable to an increase in wages and benefits of approximately $225,000, an increase in trade show and travel expenses of approximately $85,500, an increase in stock based compensation of approximately $34,900 and an increase in other expenses of approximately $7,200. The increases were partially offset by a decrease in consulting fees of approximately $66,800.

            Sales and marketing expenses were $2,528,904 for the six months ended October 31, 2013 compared to $2,083,252 for the six months ended October 31, 2012. The increase of $445,652 was primarily attributable to an increase in wages and benefits of approximately $410,600, an increase in trade shows and travel of approximately $102,700, an increase in stock based compensation of $72,800 and an increase in other expenses of approximately $60,600. The increases were partially offset by a decrease in consulting fees of approximately $131,300 and a decrease in commissions and marketing expenses of approximately $71,000.

Research and Development

            Research and development expenses for the three and six months ended October 31, 2013 and 2012 were as follows:

	October 31, 2013		October 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,324,308	52%	$1,284,594	36%	$39,714	3%
Six months ended	$2,737,383	51%	$2,645,606	33%	$91,777	3%

            Research and development expenses were $1,324,308 for the three months ended October 31, 2013 compared to $1,284,594 for the three months ended October 31, 2012. The increase of $39,714 was primarily attributable to an increase in consulting fees of approximately $60,000 and an increase in rent expense of approximately $7,300. The increase was partially offset by a decrease in wages and benefits of approximately $30,000.

            Research and development expenses were $2,737,383 for the six months ended October 31, 2013 compared to $2,645,606 for the six months ended October 31, 2012. The increase of $91,777 was primarily attributable to an increase in consulting fees of approximately $111,200, an increase in rent expense of approximately $22,700 and an increase in other expenses of approximately $17,100. The increase was partially offset by a decrease in wages and benefits of approximately $57,000.

General and Administrative

            General and administrative expenses for the three and six months ended October 31, 2013 and 2012 were as follows:

	October 31, 2013		October 31, 2012		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,101,457	43%	$1,164,092	33%	($62,635)	(5%	)
Six months ended	$2,114,987	39%	$2,543,411	32%	($428,424)	(17%	)

            General and administrative expenses were $1,101,457 for the three months ended October 31, 2013 compared to $1,164,092 for the three months ended October 31, 2012. The decrease of $62,635 in general and administrative expenses was primarily attributable to a decrease in exchange listing fees of approximately $197,000, a decrease in legal related costs of approximately $89,000, and a decrease in rent expense of approximately $35,000. The decreases were partially offset by increases in bad debts reserve of approximately $203,000, an increase in wages and benefits of approximately $22,000, an increase in interest and bank charges of approximately $20,000 and an increase in patent costs of approximately $13,000.

            General and administrative expenses were $2,114,987 for the six months ended October 31, 2013 compared to $2,543,411 for the six months ended October 31, 2012. The decrease of $428,424 in general and administrative expenses was primarily attributable to a decrease in exchange listing fees of approximately $282,000, a decrease in legal and professional costs of approximately $143,000, a decrease in stock based compensation of approximately $60,000, a decrease in rent expense of approximately $85,000, a decrease in investor relation costs of approximately $68,000 and a decrease in travel and director expenses of approximately $26,000. The decreases were partially offset by an increase in bad debts reserve of approximately $185,000 and an increase in interest and bank charges of approximately $75,000.

Interest and Other Income

            Interest income for the three and six months ended October 31, 2013 was $56,989 and $84,474, respectively, compared to $18,090 and $61,943, respectively, for the three and six months ended October 31, 2012. Interest expense for the three and six months ended October 31, 2013 was $161 and $932, respectively, compared to $154 and $624, respectively, for the three and six months ended October 31, 2012.

            Foreign exchange gain (loss) for the three and six months ended October 31, 2013 was ($389,249) and ($389,185), respectively, compared to ($10,955) and ($4,537) respectively, for the three and six months ended October 31, 2012. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars and transactional losses and gains. As well, the foreign exchange gain (loss) includes the translation of funds held in the parent company in currencies other than U.S. dollars.

Liquidity and Capital Resources

            As of October 31, 2013, we had $9,423,773 in cash compared to $11,229,595 as of April 30, 2013, representing a decrease of $1,805,822. Our working capital was $9,220,202 at October 31, 2013 compared to $12,010,223 at April 30, 2013, representing a decrease of $2,790,021. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

            Our company has $9,234,162 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $1,584,373 for the six months ended October 31, 2013. This compares to a net cash outflow of $196,622 for the same period last year representing an increase of $1,387,752 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2013 was primarily a result of a net loss for the period of $3,336,519, partially offset by a decrease in accounts receivable of $1,064,192, a non-cash expense for stock based compensation of $637,043, a non-cash expense for depreciation and amortization of $112,974, a decrease in unearned revenue of $91,330 and a decrease in prepaid expenses and deposits of $35,864.

Investing Activities

            Investing activities resulted in a net cash outflow of $69,694 for the six months ended October 31, 2013 primarily from purchases of computer equipment. This compares with a net cash outflow from investing activities of $256,487 for the same period last year principally for purchases of computer, other equipment and deposits. At October 31, 2013, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash outflow of $92,172 for the six months ended October 31, 2013 compared to a net cash inflow of $3,977,598 for the six months ended October 31, 2012. The net cash outflow was primarily a result of repurchasing 105,148 shares of common stock at an average price of $1.63 per share for $162,737 and $38,350 in taxes paid related to conversion of deferred share units to shares of common stock. These outflows were partially offset by funds received through exercise of stock options of $108,915.

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

New Accounting Pronouncements

            In December 2011, FASB issued Accounting Standards Updates (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of the year ended April 30, 2015. We are currently evaluating the impact of the new guidance on its consolidated financial statements.

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2013, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

            Our revenue, operating results and gross margin can fluctuate significantly and unpredictably from quarter-to-quarter and from year-to-year, and we expect that they will continue to do so, which could have a material adverse effect on our operating results.

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

            Operating expenses increased to $4,313,043 for the three months ended October 31, 2013 from $4,102,909 for the three months ended October 31, 2012 while our revenue decreased to $2,546,810 for the three months ended October 31, 2013 from $3,562,787 for the three months ended October 31, 2012. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copy or otherwise gain access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended October 31, 2013 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the six months ended October 31, 2013 (2012 - none).

            We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of October 31, 2013, we had $4,000,000 of notional value foreign currency forward contracts maturing through February 28, 2014. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of October 31, 2013 is ($9,814) (April 30, 2013 - $9,830).

Risks Associated with our Common Stock

            Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

            Based on the 42,080,937 shares of common stock that were issued and outstanding as of October 31, 2013, our directors owned approximately 26% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at October 31, 2013, then we would be required to issue an additional 5,004,257 shares of our common stock, which would represent approximately 12% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            On September 12, 2013, we granted 250,000 stock options pursuant to our 2010 Stock Option Plan to two employees and one consultant. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.44. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 100,000 the stock options to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 150,000 of the stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

            On October 1, 2013, we granted 100,000 stock options pursuant to our 2010 Stock Option Plan to one employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.41. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the 100,000 the stock options to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 1, 2013 to August 31, 2013(1)	18,840	$1.71	18,840	2,344,009
September 1, 2013 to September 30, 2013(1)	16,540	$1.47	16,540	2,327,469
October 1, 2013 to October 31, 2013(1)	19,940	$1.29	19,940	2,307,529
Total	55,320	$1.48	55,320	2,307,529

(1)	Pursuant to a normal course issuer bid, which commenced on March 19, 2013 and expires on March 18, 2014, to purchase up to an aggregate of 2,462,365 common shares of the Company.

Item 3. Defaults Upon Senior Securities.

            None.

Item 5. Other Information.

            On September 25, 2013, our stockholders approved an amendment to our Company’s Articles of Incorporation to increase the authorized capital from 83,076,900 shares of common stock to 100,000,000 shares of common stock. We filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State on October 1, 2013.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (filed herewith).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (filed herewith).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

Date: December 12, 2013

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: December 12, 2013