Form 10-Q
period 2014-01-31
COUNTERPATH CORP
filed 2014-03-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes [ x ]                    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ]                     No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,215,912 shares of common stock issued and outstanding as of March10, 2014.

COUNTERPATH CORPORATION
JANUARY 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2014 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,143,613	$11,229,595
Accounts receivable (net of allowance for doubtful accounts of $383,575 and $456,051, respectively)	3,659,084	4,640,620
Prepaid expenses and deposits	165,178	139,591
Total current assets	11,967,875	16,009,806

Deposits	121,526	125,160
Equipment	129,807	167,986
Derivative instruments – Note 4	−	9,830
Goodwill – Note 2(e)	7,890,430	8,660,930
Other assets	100,295	82,165
Total Assets	$20,209,933	$25,055,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,237,232	$2,363,311
Derivative instruments – Note 4	71,108	93,057
Unearned revenue	1,589,298	1,442,511
Customer deposits	800,553	9,553
Accrued warranty	71,961	91,151
Total current liabilities	4,770,152	3,999,583

Deferred lease inducements	4,438	30,110
Unrecognized tax benefit	98,575	98,575
Total liabilities	4,873,165	4,128,268

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2014 – nil; April 30, 2013 – 1	–	–
Common stock, $0.001 par value – Note 5 Authorized: 100,000,000 Issued: January 31, 2014 –42,232,092; April 30, 2013 – 41,958,350	42,232	41,959
Treasury stock	(17)	(79)
Additional paid-in capital	66,875,468	66,191,140
Accumulated deficit	(50,531,818)	(44,974,491)
Accumulated other comprehensive income (loss) – currency translation adjustment	(1,049,097)	(330,920)
Total stockholders’ equity	15,336,768	20,927,609
Liabilities and Stockholders’ Equity	$20,209,933	$25,055,877

Commitments– Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenue – Note 6:
Software	$1,462,477	$2,117,042	$4,561,472	$6,456,913
Service	1,141,411	1,149,046	3,448,713	4,759,730
Total revenue	2,603,888	3,266,088	8,010,185	11,216,643
Operating expenses:
Cost of sales (includes depreciation of $61,058 (2013 – $22,071) and amortization of intangible assets of $nil (2013 – $29,306))	529,645	537,433	1,658,957	1,723,232
Sales and marketing	1,310,846	1,110,201	3,839,750	3,193,453
Research and development	1,340,654	1,447,921	4,078,037	4,093,527
General and administrative	1,007,563	952,997	3,122,550	3,496,408
Total operating expenses	4,188,708	4,048,552	12,699,294	12,506,620
Income (loss) from operations	(1,584,820)	(782,464)	(4,689,109)	(1,289,977)
Interest and other income (expense), net:
Interest and other income	19,984	73,317	104,458	135,260
Interest expense	(662)	(124)	(1,594)	(748)
Fair value adjustment on derivative instruments – Note 4	(61,294)	531,436	12,119	1,524,600
Foreign exchange gain (loss)	(578,280)	6,110	(967,465)	1,573
Net income (loss) for the period before income taxes	(2,205,072)	(171,725)	(5,541,591)	370,708
Income tax expense	(15,736)	–	(15,736)	–
Net income (loss) for the period	$(2,220,808)	$(171,725)	$(5,557,327)	$370,708

Net income (loss) per share:
Basic and diluted – Note 8	$(0.05)	$0.00	$(0.13)	$0.01

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,174,448	41,836,341	42,038,923	41,385,413

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(2,220,808)	$(171,725)	$(5,557,327)	$370,708
Other comprehensive income (loss):
Foreign currency translation adjustments	(433,950)	8,143	(718,177)	(120,566)
Comprehensive income (loss)	$(2,654,758)	$(163,582)	$(6,275,504)	$250,142

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) for the period	$(5,557,327)	$370,708
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	174,032	134,414
Amortization of intangible assets	–	29,306
Deferred lease inducements	(23,992)	–
Stock-based compensation	848,026	812,108
Fair value adjustment on derivative instruments	(12,119)	(1,524,600)
Foreign exchange (gain) loss	915,618	(1,573)
Changes in assets and liabilities:
Accounts receivable	978,448	156,765
Prepaid expenses and deposits	(24,870)	40,067
Increase (decrease) in other assets	(17,884)	(48,292)
Accounts payable and accrued liabilities	(236,484)	(113,566)
Unearned revenue	146,787	972,604
Customer deposits	791,000	(4,319)
Accrued warranty	(19,190)	8,382
Net cash generated from (used in) operating activities	(2,037,955)	832,004

Cash flows from investing activities:
Purchase of equipment	(151,458)	(221,266)
Deposits	–	(43,458)
Net cash used in investing activities	(151,458)	(264,724)

Cash flows from financing activities:
Common stock issued	17,184	4,104,362
Common stock repurchased	(180,548)	–
Net cash provided by (used) in financing activities	(163,364)	4,104,362

Foreign exchange effect on cash	(733,205)	4,408

Increase (decrease) in cash	(3,085,982)	4,676,050

Cash, beginning of the period	11,229,595	8,154,139
Cash, end of the period	$8,143,613	$12,830,189

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,585	$748
Income taxes paid	$15,736	$–
Non cash transactions – Note 5

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2014
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of		of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2013	41,958,350	$41,959	(78,608)	$(79)	1	$–	$66,191,140	$(44,974,491)	$(330,920)	$20,927,609

Shares issued:
Exercise of stock options	379,826	380	–	–	–	–	101,432	–	–	101,812
Share repurchase plan	–	–	(143,268)	(143)	–	–	143	–	–	–
Cancellation of shares – Note 5	(205,096)	(205)	205,096	205	–	–	(180,548)	–	–	(180,548)
Conversion of deferred share units	99,012	98	–	–	–	–	(84,725)	–	–	(84,627)
Stock-based compensation – Note 5	–	–	–	–	–	–	848,026	–	–	848,026
Cancellation of preferred share	–	–	–	–	(1)	–	–	–	–	–
Net Income (loss) for the period	–	–	–	–	–	–	–	(5,557,327)	–	(5,557,327)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(718,177)	(718,177)

Balance, January 31, 2014 (unaudited)	42,232,092	$42,232	(16,780)	$(17)	–	$–	$66,875,468	$(50,531,818)	$(1,049,097)	$15,336,768

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
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

The Company focuses on the design, development, marketing and sales of personal computer and mobile device application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (“VoIP”) market primarily to telecom carriers, telecom channel partners and businesses globally.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies -(cont’d)

a)	Basis of Presentation

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2013 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2013 annual audited consolidated financial statements.

Operating results for the nine months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

c)	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective for the company starting May 1, 2014. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets For Impairments, that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The Company has adopted this standard as of May 1, 2013 and it did not materially impact the consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance was effective prospectively from May 1, 2013. The adoption of the standard required the Company to disclose the nature of changes in other comprehensive income that will have an impact on net income or loss in the future. The Company has accumulated other comprehensive income relating to the translation of its subsidiary’s financial information into the presentation currency of the Company’s financial statements, which would reverse through net income or loss should the underlying assets and liabilities be disposed of.

d)	Derivative Instruments

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS 161 was incorporated into Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. The Company did not enter into any foreign currency derivatives designed as cash flow hedges in the nine months ended January 31, 2014 (2013- none).

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
January 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

d)	Derivative Instruments – (cont’d)

The Company records foreign currency forward contracts on its consolidated balance sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 11 “Derivative Financial Instruments and Risk Management” of the Notes to the Company’s Audited Consolidated Financial Statements for the year ended April 30, 2013).

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2014 was $6,019,884 (CDN$6,704,947) (April 30, 2013 -$6,607,725) and $1,870,546 (CDN$2,083,414) (April 30, 2013 - $2,053,205), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months periods ended January 31, 2014 and 2013.

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

The intangible assets of NewHeights were reported at acquisition cost and included amounts initially allocated to acquired technologies of $3,454,839 (CDN$3,678,100) and customer asset of $2,283,908 (CDN$2,431,500). The acquired technologies were amortized based on their estimated useful life of four years and the customer asset were amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which was management’s estimate of the useful life of the customer asset.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill and Intangible Assets – (cont’d)

The intangible assets of FirstHand were reported at acquisition cost and included amounts initially allocated to acquired technologies of $2,804,700 (CDN$2,804,700) and customer asset of $587,000 (CDN$587,000). The acquired technologies were amortized based on their estimated useful life of four years and the customer asset were amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which was management’s estimate of the useful life of the customer asset.

The intangible assets of BridgePort were being carried and reported at acquisition cost and included amounts initially allocated to acquire technologies of $476,703 and customer asset of $43,594. The acquired technologies were amortized based on their estimated useful life of four years and the customer asset were amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which was management’s estimate of the useful life of the customer asset. All the intangible assets were fully amortized as at April 30, 2013.

f)	Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2014	2013

Balance of allowance for doubtful accounts, beginning of period	$456,051	$334,294
Bad debt provision	340,828	265,970
Write-off of receivables	(413,304)	(144,213)
Balance of allowance for doubtful accounts, end of period	$383,575	$456,051

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

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008, the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, are license fees paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to $nil after four years. In addition, the agreement provides Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. As the period in which the Company earned license fees under the agreement ended on July 31, 2012, the Company’s software license revenue for the three and nine months ended January 31, 2014, pursuant to the terms of these agreements, was $nil and $nil (2013 - $nil and $134,493), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 3	Related Party Transactions – (cont’d)

During the three and nine months ended January 31, 2014, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $17,227 and $51,679 (2013- $21,061 and $63,182), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. (“Mitel Trade”). On January 30, 2012, the Company sold products and services to Mitel Trade for consideration of $208,992. As at July 31, 2013, the Company determined the balance due from Mitel Trade as uncollectible and wrote off any remaining balance. As at January 31, 2014, the Company had an accounts receivable balance from Mitel Trade of $nil (April 30, 2013 - $206,500). The Company’s revenue for the three and nine months ended January 31, 2014, was $nil and $nil (2013 - $11,064 and $33,287), respectively.

On November 21, 2013, the Company entered into an agreement with 8007004 (Canada) Inc. to lease office space. 8007004 is controlled by a member of the board of directors of the Company. The Company through its wholly owned subsidiary, CounterPath Technologies, paid $5,560 (2013 - $nil) for the three and nine months ended January 31, 2014.

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

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the nine months ended January 31, 2014 is the Canadian dollar. The Company is primarily exposed to a strengthening Canadian dollar as the Company’s operating expenses are primarily denominated in Canadian dollars while revenues are primarily denominated in U.S. dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management (cont’d)

Foreign Currency Exchange Rate Risk (cont’d)

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. As of January 31, 2014, the Company had a $1,000,000 notional value foreign currency forward contract maturing on February 28, 2014. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The marked to market fair value of the forward contract as of January 31, 2014 is ($71,108) (April 30, 2013 - $9,830). The Company recorded a fair value marked to market gain (loss) for the three and nine months ended January 31, 2014 of ($61,294) and $12,119, respectively (2013 - $12,974 and $78,435, respectively).

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

		Carrying			Fair Value
As at January 31, 2014		Amount		Fair Value	Levels	Reference
Cash		$8,143,613		$8,143,613	1
Accounts receivable		3,659,084		3,659,084	2
Forward contracts		(71,108)		(71,108)	3
Derivative warrant liability	$	−	$	−	3	Note 5

	Carrying		Fair Value
As at April 30, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,229,595	$11,229,595	1
Accounts receivable	4,640,620	4,640,620	2
Forward contracts	9,830	9,830	3
Derivative warrant liability	$(93,057)	$(93,057)	3	Note 5

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management (cont’d)

Fair Value Measurement (cont’d)

Forward contracts	January 31,		April 30,
	2014		2013
Opening balance at the beginning of the period/year	$9,830	$	−
Fair value of forward contract, at issuance	−		−
Change in fair value of forward contracts since issuance	25,630		32,405
Fair value of forward contracts settled during the period/year	(106,568)		(22,575)
Fair value of forward contracts at end of period/year	$(71,108)		$9,830

Note 5	Common Stock

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

The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the nine month period ended January 31, 2014 and 2013 in determining the expense recorded in the accompanying consolidated statement of operations.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the nine months ended January 31, 2014 was $0.79 (2013 - $2.81) . The weighted-average assumptions utilized to determine such values are presented in the following table:

	Nine Months Ended
	January 31, 2014	January 31, 2013
Risk-free interest rate	1.61%	0.88%
Expected volatility	68.09%	74.91%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of January 31, 2014 and the stock option activity during the nine months ended January 31, 2014:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2013	3,930,818	$1.33
Granted	1,905,000	$1.49
Exercised	(459,571)	$0.46
Forfeited/Cancelled	(469,469)	$1.81
Expired	(48,000)	$0.47
Outstanding at January 31, 2014	4,858,778	$1.44

Exercisable at January 31, 2014	2,600,758	$1.25
Exercisable at April 30, 2013	2,677,887	$1.00

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes stock options outstanding as of January 31, 2014:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.47	157,270	$119,525	October 10, 2015 to September 26, 2016	157,270	$119,525
$0.60	384,498	242,234	December 14, 2014	384,498	242,234
$0.62	850,000	518,500	April 17, 2014	850,000	518,500
$1.12	150,000	16,500	January 6, 2019	–	–
$1.23	100,000	–	January 13, 2019	–	–
$1.31	600,000	–	December 12, 2018	–	–
$1.41	100,000	–	October 1, 2018	–	–
$1.44	250,000	–	September 12, 2018	–	–
$1.70	695,833	–	December 14, 2016	384,375	–
$1.88	30,000	–	December 13, 2017	8,125	–
$1.90	896,875	–	December 14, 2015 to July 25, 2018	377,396	–
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.26	37,302	–	March 14, 2018	37,302	–
$2.27	50,000	–	March 10, 2016	35,417	–
$2.90	305,000	–	July 19, 2017	114,375	–
January 31, 2014	4,858,778	$896,759		2,600,758	$880,259
April 30, 2013	3,930,818	$2,636,687		2,677,887	$2,464,253

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.23 per share as of January 31, 2014 (April 30, 2013 – $1.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2014 was 1,391,768 (April 30, 2013 –2,096,096). The total intrinsic value of options exercised during the nine months ended January 31, 2014 was $355,254 (2013– $207,021). The grant date fair value of options vested during the nine months ended January 31, 2014 was $448,234 (2013 – $493,513).

The following table summarizes non-vested stock purchase options outstanding as of January 31, 2014.

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Non-vested options at April 30, 2013	1,252,931	$1.09
Granted	1,905,000	$0.79
Vested	(452,651)	$0.99
Cancelled/Forfeited	(447,260)	$0.98
Non-vested options at January 31, 2014	2,258,020	$0.87

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

As of January 31, 2014, there was $1,629,297 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months and nine months ended January 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Cost of sales	$18,189	$8,247	$45,027	$25,884
Sales and marketing	72,517	74,476	269,790	201,483
Research and development	15,339	9,294	39,876	30,541
General and administrative	50,682	54,140	121,252	165,182
Total stock-option based compensation	$156,727	$146,157	$475,945	$423,090

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

The warrant liability is accounted for at its fair value as follows:

	January 31,	April 30,
	2014	2013
Opening balance at the beginning of the period/year	$93,057	$2,026,944
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	(93,057)	(1,753,368)
Fair value of warrants exercised during the period/year	–	(180,519)
Fair value of warrant liability at end of period/year	$–	$93,057

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	January 31, 2014	April 30, 2013	June 14, 2011
Risk-free interest rate	–	0.11%	1.60%
Expected volatility	–	70%	70%
Expected term	–	0.12 years	1.5 years to 2 years
Dividend yield	–	0%	0%

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

The following table summarizes warrants outstanding as of January 31, 2014:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
			June 14, 2013 to
Warrants at April 30, 2013	2,248,399	$2.57	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(1,515,899)	$2.25	June 14, 2013
Warrants at January 31, 2014	732,500	$3.25	June 19, 2014

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2014, the Company matched $38,333 (April 30, 2013 - $56,250) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2014, 75,438 shares (April 30, 2013 – 61,622) were purchased on the open market under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of January 31, 2014, a total of 556,401 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on August 20, 2012 and expiring on March 19, 2013, the Company was authorized to purchase up to 1,995,414 of its common shares and on March 19, 2013 (expiring March 18, 2014) the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces. Between August 20, 2012 and March 18, 2013, the Company repurchased 72,292 common shares at an average price of $1.99 (CDN$1.98) for a total of $143,861 and during the period from March 19, 2013 to January 31, 2014, the Company repurchased 192,956 common shares at an average price of $1.67 (CDN$1.73) for a total of $321,290. As of January 31, 2014, a total of 248,468 common shares have been cancelled and the remaining 16,780 repurchased shares are in the process of being cancelled.

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

A total of 2,500,000 common shares have been reserved for issuance under the DSUP. During the nine months ended January 31, 2014, 191,066 (2013 - 133,443) DSUs were issued under the DSUP, of which 75,417 were granted to officers or employees and 115,649 were granted to non-employee directors. As of January 31, 2014, a total of 587,427 common shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2014, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSUs outstanding at April 30, 2013	1,643,119	$1.02
Granted	191,066	$1.90
Conversions	(161,751)	$1.28
DSUs outstanding at January 31, 2014	1,672,434	$1.09

The following table summarizes information regarding the non-vested DSUs outstanding as of January 31, 2014:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSUs at April 30, 2013	207,444	$1.98
Granted	191,066	$1.90
Vested	(227,048)	$1.77
Non-vested DSUs at January 31, 2014	171,462	$2.17

As of January 31, 2014 there was $242,905 (2013 – $306,780) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.81 years (2013 – 1.83 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Sales and marketing	$6,667	$6,667	$20,001	$17,501
Research and development	2,082	2,082	6,246	4,436
General and administrative	45,507	45,827	345,834	367,081
Total DSU-based compensation	$54,256	$54,576	$372,081	$389,018

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
North America	$1,815,963	$2,364,861	$5,590,535	$7,548,861
Europe	437,754	398,370	1,148,888	1,824,661
Asia and Africa	184,082	167,103	688,585	1,000,131
Latin America	166,089	335,754	582,177	842,990
	$2,603,888	$3,266,088	$8,010,185	$11,216,643

Contained within the results of North America for the three and nine months ended January 31, 2014 are revenues from the United States of $1,569,358 and $4,269,697 (2013 - $2,070,512 and $5,871,249), respectively, and from Canada of $246,605 and $1,320,838 (2013 - $294,349 and $1,677,612), respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2014 are revenues from the United Kingdom of $137,390 and $348,032 (2013 - $138,657 and $444,053), respectively, from Germany of $85,110 and $183,235 (2013 - $38,104 and $226,605), respectively, from Norway of $30,102 and $63,179 (2013 - $29,746 and $244,552), respectively, from France of $25,049 and $61,444 (2013 - $25,120 and $258,784), respectively, and from Ireland of $21,987 and $82,430 (2013- $41,060 and $49,500), respectively.

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2014 are revenues from Japan of $61,640 and $258,948 (2013 - $37,035 and $511,164), respectively, from Australia of $28,050 and $79,245 (2013 - $17,819 and $62,903), respectively, from China of $17,255 and $59,469 (2013 - $16,707 and $162,874), respectively, from South Africa of $13,619 and $52,336 (2013 - $8,595 and $37,432), respectively, and from Thailand of $10,399 and $24,936 (2013 - $5,294 and $10,337), respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2014 are revenues from Brazil of $60,490 and $100,246 (2013 - $76,589 and $230,140), respectively, from Chile of $37,648 and $61,911 (2013 - $44,158 and $150,329), respectively, from Mexico of $32,616 and $218,459 (2013 - $161,006 and $280,766), respectively, from Colombia of $19,731 and $156,741 (2013 - $15,569 and $75,479), respectively, and from Argentina of $5,333 and $7,758 (2013 - $19,379 and $26,416), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31,	April 30,
	2014	2013
Canada	$8,049,038	$8,796,202
United States	71,494	114,879
	$8,120,532	$8,911,081

Revenue from significant customers for the three and nine months ended January 31, 2014 and 2013 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Customer A	7%	3%	6%	3%
Customer B	5%	16%	5%	10%
	12%	19%	11%	13%

Accounts receivable balances for Customer A were $187,110 as at January 31, 2014 (April 30, 2013 - $213,829). Accounts receivable balances for Customer B were $263,065 as at January 31, 2014 (April 30, 2013 - $663,643).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $44,725 was made. The monthly lease payment under the agreement is $21,223 plus $21,685 in operating costs. On November 27, 2013, the Company entered into an extension of this lease agreement, which commences on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $23,069 plus $21,685 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,375 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,987 plus $3,714 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 7	Commitments – (cont’d)

e)	On November 21, 2013, the Company entered into a lease agreement, which commenced on December 1, 2013 and expires November 30, 2014. The monthly lease payment under the agreement is $2,684.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2014	$23,104	$136,527	$159,631
2015	92,417	600,091	692,508
2016	92,417	600,581	692,998
2017	92,417	548,796	641,213
2018	92,417	554,574	646,991
2019	92,417	559,187	651,604
2020	−	232,995	232,995
	$485,189	$3,232,751	$3,717,940

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net income (loss)	$(2,220,808)	$(171,725)	$(5,557,327)	$370,708
Weighted average common shares outstanding – basic and diluted(1)	42,174,448	41,836,361	42,038,923	41,385,413
Basic and diluted EPS	$(0.05)	$0.00	$(0.13)	$0.01

As at January 31, 2014 and January 31, 2013, common share equivalents (consisting of common shares issuable, on exercise of options, warrants and DSUs) totalling, 4,834,230 and 7,747,751, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

                Our strategy is to sell our software to our customers to allow such customers to deliver session initiation protocol and voice over Internet protocol (VoIP) services. Our customers include: (1) telecommunications service providers and Internet telephony service providers, (2) channel partners serving the telecommunication market; (3) small, medium and large sized businesses; and (4) end users. Our software enables voice communication from the end user through the network to another end user and enables the service provider to deliver other streaming content to end users such as video.

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

Application of Critical Accounting Policies and Use of Estimates

                Our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this quarterly report.

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

Basis of Presentation

               The interim consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies, a company existing under the laws of the province of British Columbia, Canada, and BridgePort, a company incorporated under the laws of the state of Delaware. All inter-company transactions and balances have been eliminated.

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

               These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2013 annual audited consolidated financial statements.

               Operating results for the nine months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

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

               The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined utilizing the “simplified” method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the nine months ended January 31, 2014 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2014, we recorded an expense of $848,026 in connection with share-based payment awards. A future expense of non-vested options of $1,629,297 is expected to be recognized over a weighted-average period of three years. A future expense of non-vested deferred share units of $371,911 is expected to be recognized over a weighted-average period of 2.17 years.

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

               Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2013, did not result in an impairment charge, nor did we record any goodwill impairment for the nine months ending January 31, 2014.

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

               Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk adjusted discounted rates and future economic and market conditions. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. As a result of our review of the recoverability of intangibles assets there was no impairment charge for the nine months ending January 31, 2014 (2013 - $nil).

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

               We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of January 31, 2014, we had a foreign currency forward contract with a notional value $1,000,000 maturing on February 28, 2014. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market loss of forward contracts for the nine months ended January 31, 2014 is $80,938.

Results of Operations

               Our operating activities during the nine months ended January 31, 2014 consisted primarily of selling our IP telephony software and related services to telecom service providers and channel partners serving the telecom industry, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

               The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at January 31, 2014 and April 30, 2013 and for the nine months ended January 31, 2014 and 2013 has been derived from the consolidated unaudited financial statements and accompanying notes for the nine months ended January 31, 2014 and 2013 and audited consolidated financial statements for the fiscal year ended April 30, 2013. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	January 31,	April 30,
Selected Consolidated Balance Sheet Data	2014	2013
Cash and cash equivalents	$8,143,613	$11,229,595
Current assets	$11,967,875	$16,009,806
Current liabilities	$4,770,152	$3,999,583
Total liabilities	$4,873,165	$4,128,268
Total assets	$20,209,933	$25,055,877

	Three Months Ended January 31,
Selected Consolidated Statements of Operations Data	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,603,888	100%		$3,266,088	100%

Operating expenses	$4,188,708	161%		$4,048,552	124%
Income (loss) from operations	($1,584,820)	(61%	)	($782,464)	(24%	)
Interest and other income, net	$19,322	1%		$73,193	2%
Fair value adjustment on derivative instrument	($61,294)	(2%	)	$531,436	16%
Foreign exchange gain (loss)	($578,280)	(22%	)	$6,110	−%
Net income (loss) before income taxes	($2,205,072)	(85%	)	($171,725)	(5%	)
Income tax expense	($15,736)	(1%	)	−	−
Net income (loss)	($2,220,808)	(85%	)	($171,725)	(5%	)

Net income (loss) per share
-Basic and diluted	($0.05)			$0.00

Weighted average common shares outstanding
-Basic and diluted	42,174,448			41,836,341

		Nine Months Ended January 31,
Selected Consolidated Statements of Operations Data	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$8,010,185	100%		$11,216,643	100%

Operating expenses	$12,699,294	159%		$12,506,620	112%
Income (loss) from operations	($4,689,109)	(59%	)	($1,289,977)	(12%	)
Interest and other income, net	$102,864	1%		$134,512	1%
Fair value adjustment on derivative instrument	$12,119	−%		$1,524,600	14%
Foreign exchange gain (loss)	($967,465)	(12%	)	$1,573	−%
Net income (loss) before income taxes	($5,541,591)	(69%	)	$370,708	3%
Income tax expense	($15,736)	−%		−	−
Net income (loss)	($5,557,327)	(69%	)	$370,708	3%

Net income (loss) per share
-Basic and diluted	($0.13)			$0.01

Weighted average common shares outstanding
-Basic and diluted	42,038,923			41,385,413

Revenue

	Three Months Ended January 31,
	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,462,477	56%	$2,117,042	65%	($654,565)	(31%	)
Service	$1,141,411	44%	$1,149,046	35%	($7,635)	(1%	)
Total revenue	$2,603,888	100%	$3,266,088	100%	($662,200)	(20%	)

Revenue by Region
International	$787,925	30%	$901,227	28%	($113,302)	(13%	)
North America	$1,815,963	70%	$2,364,861	72%	($548,898)	(23%	)
Total revenue	$2,603,888	100%	$3,266,088	100%	($662,200)	(20%	)

               For the three months ended January 31, 2014, we generated $2,603,888 in revenue compared to $3,266,088 for the three months ended January 31, 2013, representing a decrease of $662,200 or 20%. Software revenue decreased $654,565 or 31% to $1,462,477 for the three months ended January 31, 2014 compared to $2,117,042 for the three months ended January 31, 2013. The decrease in software revenue was primarily a result of a decrease in sales to channel partners and service providers partially offset by an increase in sales to enterprises. Service revenue for the three months ended January 31, 2014 was $1,141,411 compared to $1,149,046 for the three months ended January 31, 2013. The decrease of $7,635 or 1% in service revenue was primarily a result of a decrease in service sales to service providers largely offset by an increase in service sales to enterprises. International revenue outside of North America decreased by 13% during the three months ended January 31, 2014 compared to the three months ended January 31, 2013, primarily due to lower sales in Latin America which were partially offset by higher sales in Europe, Asia and Africa. North American revenue decreased by 23% compared to the three months ended January 31, 2013, primarily due to weaker sales of software and services to channel partners and service providers which was partially offset by stronger sales to enterprises.

	Nine Months Ended January 31,
	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,561,472	57%	$6,456,913	58%	($1,895,441)	(29%	)
Service	$3,448,713	43%	$4,759,730	42%	($1,311,017)	(28%	)
Total revenue	$8,010,185	100%	$11,216,643	100%	($3,206,458)	(29%	)

Revenue by Region
International	$2,419,650	30%	$3,667,782	33%	($1,248,132)	(34%	)
North America	$5,590,535	70%	$7,548,861	67%	($1,958,326)	(26%	)
Total revenue	$8,010,185	100%	$11,216,643	100%	($3,206,458)	(29%	)

               For the nine months ended January 31, 2014, we generated $8,010,185 in revenue compared to $11,216,643 for the nine months ended January 31, 2013, representing a decrease of $3,206,458 or 29%. Software revenue decreased $1,895,441 or 29% to $4,561,472 for the nine months ended January 31, 2014 compared to $6,456,913 for the nine months ended January 31, 2013. The decrease in software revenue was primarily a result of a decrease in sales to channel partners and service providers which was partially offset by an increase in sales to enterprises. Service revenue for the nine months ended January 31, 2014 was $3,448,713 compared to $4,759,730 for the nine months ended January 31, 2013. The decrease of $1,311,017 or 28% in service revenue was primarily due to a decrease in sales to channel partners, service providers and enterprises. International revenue outside of North America decreased by 34% during the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013, as a result of decreased sales in Europe, Asia, Africa, and Latin America. North American revenue decreased by 26%, compared to the nine months ended January 31, 2013, primarily due to a decrease in sales of software and services to North American channel partners and service providers which was partially offset by stronger sales to enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2014 and 2013 were as follows:

	January 31, 2014		January 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$529,645	20%	$537,433	16%	($7,788)	(1%)
Nine months ended	$1,658,957	21%	$1,723,232	15%	($64,275)	(4%)

               Cost of sales was $529,645 for the three months ended January 31, 2014 compared to $537,433 for the three months ended January 31, 2013. The decrease of $7,788 was primarily attributable to a decrease in licenses and permits of approximately $45,000 due to lower sales of those licenses, a decrease in consulting fees and travel expenses of approximately $29,000, a decrease in warranty expenses of approximately $11,000 and a decrease in amortization of intangible assets of approximately $10,000. The decreases in cost of sales was partially offset by an increase in wages and benefits of approximately $87,000. Cost of sales expressed as a percent of revenue was 20% for the three months ended January 31, 2014, as compared to 16% for the three months ended January 31, 2013. This increase in percentage was the result of a $666,392 decrease in revenue for the three months ended January 31, 2014 compared to revenue for the quarter ended January 31, 2013 and a decrease in costs of sales of $7,788 quarter-over-quarter.

               Cost of sales was $1,658,957 for the nine months ended January 31, 2014 compared to $1,723,232 for the nine months ended January 31, 2013. The decrease of $64,275 was primarily attributable to a decrease in licenses and permits of approximately $87,000 due to lower sales of those licenses, a decrease in consulting fees of approximately $61,000, a decrease in amortization of intangibles of $29,000 and a decrease in warranty expenses of approximately $26,000. The decreases in cost of sales was partially offset by an increase in wages and benefits of approximately $147,000.

Sales and Marketing

               Sales and marketing expenses for the three and nine months ended January 31, 2014 and 2013 were as follows:

	January 31, 2014		January 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,310,846	50%	$1,110,201	34%	$200,645	18%
Nine months ended	$3,839,750	48%	$3,193,453	28%	$646,297	20%

               Sales and marketing expenses were $1,310,846 for the three months ended January 31, 2014 compared to $1,110,201 for the three months ended January 31, 2013. The increase of $200,645 was primarily attributable to an increase in wages, benefits and contracting fees of approximately $164,000 and an increase in trade show and travel expenses of approximately $24,000.

               Sales and marketing expenses were $3,839,750 for the nine months ended January 31, 2014 compared to $3,193,453 for the nine months ended January 31, 2013. The increase of $646,297 was primarily attributable to an increase in wages, benefits and contracting fees of approximately $394,000, an increase in trade shows and travel of approximately $127,000, an increase in stock based compensation of approximately $71,000 and a net increase in other expenses of approximately $55,000.

Research and Development

               Research and development expenses for the three and nine months ended January 31, 2014 and 2013 were as follows:

	January 31, 2014		January 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,340,654	51%	$1,447,921	44%	($107,267)	(7%	)
Nine months ended	$4,078,037	51%	$4,093,527	36%	($15,490)	(−%)

               Research and development expenses were $1,340,654 for the three months ended January 31, 2014 compared to $1,447,921 for the three months ended January 31, 2013. The decrease of $107,267 was primarily attributable to a decrease in wages, benefits and contracting fees of approximately $109,000.

               Research and development expenses were $4,078,037 for the nine months ended January 31, 2014 compared to $4,093,527 for the nine months ended January 31, 2013. The decrease of $15,490 was primarily attributable to a decrease in wages, benefits and contracting fees of approximately $55,000 partially offset by a net increase in other expenses of approximately $40,000.

General and Administrative

               General and administrative expenses for the three and nine months ended January 31, 2014 and 2013 were as follows:

	January 31, 2014		January 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,007,563	39%	$952,997	29%	$54,566	6%
Nine months ended	$3,122,550	39%	$3,496,408	31%	($373,858)	(11%	)

               General and administrative expenses were $1,007,563 for the three months ended January 31, 2014 compared to $952,997 for the three months ended January 31, 2013. The increase of $54,566 in general and administrative expenses was primarily attributable to an increase in wages, benefits and human resource expenses of approximately $107,000, an increase in interest and bank charges of approximately $22,000, foreign exchange loss of $21,000 and an increase in bad debts reserve of approximately $19,000. The increase was partially offset by decreases in licenses and permits of approximately $42,000, a decrease in patent costs of approximately $42,000and a decrease in legal, audit and professional expenses of approximately $31,000.

               General and administrative expenses were $3,122,550 for the nine months ended January 31, 2014 compared to $3,496,408 for the nine months ended January 31, 2013. The decrease of $373,858 in general and administrative expenses was primarily attributable to a decrease in exchange listing fees of approximately $275,000, a decrease in legal, audit and professional expenses of approximately $174,000, a decrease in rent expense of approximately $94,000, a decrease in investor relation costs of approximately $67,000, a decrease in stock based compensation of approximately $65,000 and a decrease in patent costs of approximately $47,000. The decreases were partially offset by an increase in bad debts reserve of approximately $203,000, an increase in bank and service charges of approximately $97,000 and an increase in wages, benefits and human resource expenses of $48,000.

Interest and Other Income

               Interest income for the three and nine months ended January 31, 2014 was $19,984 and $104,458, respectively, compared to $73,317 and $135,260, respectively, for the three and nine months ended January 31, 2013. Interest expense for the three and nine months ended January 31, 2014 was $662 and $1,594, respectively, compared to $124 and $748, respectively, for the three and nine months ended January 31, 2013.

               Foreign exchange gain (loss) for the three and nine months ended January 31, 2014 was ($578,280) and ($967,465), respectively, compared to $6,110 and $1,573 respectively, for the three and nine months ended January 31, 2013.The foreign exchange gain (loss) represents the gain (loss) on account of translation of the inter company accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars and transactional losses and gains. As well, the foreign exchange gain (loss) includes the translation of funds held in the parent company in currencies other than U.S. dollars.

Liquidity and Capital Resources

               As of January 31, 2014, we had $8,143,613 in cash and cash equivalents compared to $11,229,595 as of April 30, 2013, representing a decrease of $3,085,982. Our working capital was $7,197,723 at January 31, 2014 compared to $12,010,223 at April 30, 2013, representing a decrease of $4,812,500. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

               Our company has $7,484,961 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

               Our operating activities resulted in a net cash outflow of $2,037,955 for the nine months ended January 31, 2014. This compares to a net cash inflow of $832,004 for the same period last year representing an increase of $2,869,959 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2014 was primarily a result of a net loss for the period of $5,557,327, partially offset by a decrease in accounts receivable of $978,448, a non-cash expense for unrealized foreign exchange loss of $915,618, a non-cash expense for stock based compensation of $848,026 and an increase in customer deposits of $791,000.

Investing Activities

               Investing activities resulted in a net cash outflow of $151,458 for the nine months ended January 31, 2014 primarily from purchases of computer equipment and leasehold improvements. This compares with a net cash outflow from investing activities of $264,724 for the same period last year principally for purchases of computer, other equipment and deposits. At January 31, 2014, we did not have any material commitments for future capital expenditures.

Financing Activities

               Financing activities resulted in a net cash outflow of $163,364 for the nine months ended January 31, 2014 compared to a net cash inflow of $4,104,362 for the nine months ended January 31, 2013. The net cash outflow was primarily a result of repurchasing 143,268 shares of common stock at an average price of $1.26 per share for $180,548 and $84,627 in taxes paid related to conversion of deferred share units to shares of common stock. These outflows were partially offset by funds received through exercise of stock options of $101,812.

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

               In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets For Impairments, that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The Company has adopted this standard as of May 1, 2013 and it did not materially impact the consolidated financial statements.

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

               In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

               There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

               The disruptions in the financial markets and challenging economic conditions have adversely affected the United States, Europe and the world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets and turmoil in the geopolitical environment in many parts of the world and other disruptions are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States, Europe or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

               The rate at which our customers order our products, and the size of these orders, are highly variable and difficult to predict. In the past, we have experienced significant variability in our customer purchasing practices on a quarterly and annual basis, and we expect that this variability will continue, as a result of a number of factors, many of which are beyond our control, including:

•	demand for our products and the timing and size of customer orders;

•	length of sales cycles, which may be extended by selling our products through channel partners;

•	length of time of deployment of our products by our customers;

•	customers’ budgetary constraints;

•	competitive pressures; and

•	general economic conditions.

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

               Operating expenses increased to $4,188,708 for the three months ended January 31, 2014 from $4,048,552 for the three months ended January 31, 2013 while our revenue decreased to $2,603,888 for the three months ended January 31, 2014 from $3,266,088 for the three months ended January 31, 2013. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

               We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation, if determined against us, could:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•	cause us to lose access to key distribution channels;

•	result in substantial employee layoffs or risk the permanent loss of highly-valued employees;

•	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

•	affect our ability to raise additional capital;

•	cause our stock price to decline significantly; and

•	lead to the bankruptcy or liquidation of our company.

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

               A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended January 31, 2014 is the Canadian dollar. We are primarily exposed to a strengthening Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the nine months ended January 31, 2014 (2013 - none).

               We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of January 31, 2014, we had a $1,000,000 notional value foreign currency forward contract maturing on February 28, 2014. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of the forward contract as of January 31, 2014 was ($71,108) (April 30, 2013 - $9,830).

Risks Associated with our Common Stock

               Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

               Based on the 42,232,092 shares of common stock that were issued and outstanding as of January 31, 2014, our directors owned approximately 27% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

               If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their vested warrants, stock options and deferred share units as at January 31, 2014, then we would be required to issue an additional 4,834,230 shares of our common stock, which would represent approximately 11% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

               On December 12, 2013, we granted 600,000 stock options pursuant to our 2010 Stock Option Plan to two employees. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.31. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the 600,000 the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

               On January 6, 2014, we granted 150,000 stock options pursuant to our 2010 Stock Option Plan to one employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.12. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the 150,000 the stock options to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

               On January 13, 2014, we granted 100,000 stock options pursuant to our 2010 Stock Option Plan to one employee. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.23. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued the 100,000 the stock options to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum
			Total number of	number of shares
	Total		shares purchased	that may yet be
	number of	Average	as part of publicly	purchased under
	shares	price paid	announced plans	the plans or
	purchased	per share	or programs	programs

November 1, 2013 to November30, 2013(1)	8,940	$1.43	8,940	2,301,029

December 1, 2013 to December 31, 2013(1)	17,240	$1.32	17,240	2,283,789

January 1, 2014 to January 31, 2014(1)	14,380	$1.17	14,380	2,269,409

Total	40,560	$1.29	40,560	2,269,409

(1)	Pursuant to a normal course issuer bid, which commenced on March 19, 2013 and expires on March 18, 2014, to purchase up to an aggregate of 2,462,365 common shares of the Company.

Item 3. Defaults Upon Senior Securities.

               None.

Item 5. Other Information.

               None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

Date: March 13, 2014

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: March 13, 2014