Form 10-K
period 2014-04-30
COUNTERPATH CORP
filed 2014-07-10
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Approximately $36,698,559 based on a price of $1.18 per share, being the average of bid and ask prices on October 31, 2013 as quoted on stockwatch.com.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 42,584,669 shares of common stock issued and outstanding as of July 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 9, 2014 are incorporated by reference into Part III of this annual report on Form 10-K.

COUNTERPATH CORPORATION
APRIL 30, 2014 ANNUAL REPORT ON FORM 10-K

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

Summary

            We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks. We offer our solutions under perpetual license agreements that generate one time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our Enterprise OTT solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our Operator OTT solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include telecommunication service providers and enterprises.

            Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold software and services to more than 465 different customers in over 61 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

            We were incorporated under the laws of the State of Nevada on April 18, 2003.

            Our principal executive offices are located at Suite 300, 505 Burrard Street, Vancouver, British Columbia, Canada V7X 1M3. Our telephone number is (604) 320-3344. Our website address is www.counterpath.com. Through a link on the investor relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. The information contained in our website does not form part of this annual report.

Industry

            The telecommunication industry is undergoing a fundamental transition from legacy circuit switched networks to packet switched networks that are more flexible and economical to operate. At the same time, consumers and businesses are rapidly adopting new mobile technologies. We believe enterprises want to capitalize upon these trends by offering innovative OTT services that mobilize their workers, increase employee productivity, and reduce certain costs. At the same time, telecommunication service providers are facing a number of threats, including the commoditization of their legacy voice businesses, the decline in short message service (SMS) revenues, regulatory changes that increase competition and reduce certain revenues, and the proliferation of third party OTT services such as WhatsApp and Viber that are intermediating customer relationships and reducing certain revenue streams. Given these factors, we believe telecommunication service providers are looking to defend their businesses by launching innovative new OTT services that allow them to counter some of the threats they are facing, and to possibly create new revenue streams. In addition, both enterprises and telecommunication service providers are looking to simplify their IT operations by procuring cloud-based services rather than purchasing systems outright and running them independently. The migration towards cloud-based services typically reduces up-front capital expenditures and simplifies IT operations.

            Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.2 billion smartphones and tablets were shipped in 2013, with 218 million of these designated for commercial and business use. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX functionality as if they were in the office and connected to the enterprise network, while our Bria Desktop softphone enable users to replace or augment their traditional desk phones. Our Client Configuration Server simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones. Our Network Configuration Gateway enables mobile workers to seamlessly transfer live calls between access networks, increasing productivity and employee satisfaction.

            Telecommunication service providers, including cable, wireless and Voice over IP operators are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are “cutting the cord” and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV and Netflix are gaining traction, leading some subscribers to cancel their television service or “down-shift” to less expensive bundles, placing additional pressure on top-line revenues at some service providers. Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and Viber. We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled “Operator OTT Services” with unique value added features that are difficult for third-parties to replicate. Our solutions enable service providers to provision single identity, one number services that increase a subscriber’s usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

            Enterprises are also adapting to the new and increasingly complex environment by shifting away from purchasing stand-alone software applications and running them on in-house servers, to purchasing cloud-based services. This typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Client Configuration Server and Network Configuration Gateway can be purchased as cloud based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to businesses, known as Bria SaaS. Bria SaaS is sold under a subscription licensing agreement and includes our Bria Softphones and the Client Configuration Server. It enables small enterprises to quickly launch unified communications services using our solutions, without deploying additional server hardware in the datacenter.

Products

            Our solutions range from stand-alone software products to cloud based services. Our stand-alone software products include softphones for smartphones, tablets and desktop computers and server software for the centralized provisioning of softphones, advanced analytics and mobile network integration. Our cloud-based services are bundled offerings that couple our softphones with our server technology.

Softphones

            Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers’ networks.

•	Bria iPhone, Bria iPad, Android Smartphone, Android Tablet, and Blackberry 10 Smartphone Editions

Bria iPhone, Bria iPad, Android Smartphone, Android Tablet, and Blackberry 10 Smartphone Editions are secure, standards-based mobile VoIP softphone applications that support communications across multiple wireless access networks, including 3G, 4G and Wi-Fi. The Bria smartphone and tablet products interoperate with enterprise and carrier infrastructure equipment from major vendors, and can be customized and branded according to specific customer requirements. Our Bria softphones include specialized functionality for troubleshooting by customer operations teams, for interfacing with certain social networks such as Facebook and Twitter and for preventing unwanted monitoring of voice, video and messaging traffic. Our Bria softphones also support network protocols that enable data to traverse firewalls.

•	Bria for Desktop Edition

Bria for Desktop Edition is a secure, standards-based VoIP softphone application that runs on both Windows and Mac desktop computers. The Bria for Desktop Edition interoperates with enterprise and carrier infrastructure equipment from major vendors, and can be customized and branded according to specific customer requirements. Our Bria for Desktop softphones include specialized functionality for troubleshooting by customer operations teams, for interfacing with certain social networks, and for preventing unwanted monitoring of voice, video and messaging traffic. Our Bria for Desktop softphones also support network protocols that enable data to traverse firewalls. Bria for Desktop offers a highly intuitive user interface that can be customized by the customer. Bria for Desktop is tightly integrated with our Screen Sharing Service, as well as with Microsoft Outlook. We also support an open API than enables developers to integrate third-party applications with Bria.

Currently, we are developing a specialized Bria softphone for virtualized desktops. When completed, this initiative is expected to expand our addressable market to include the high-growth Desktop-as-a-Service (DaaS) and Virtual Desktop Infrastructure (VDI) market segments.

•	eyeBeam

eyeBeam, our original desktop softphone application, is a standards-based VoIP softphone application that runs on desktop computers. Its graphical user interface resembles the dial pad on a cellular telephone handset. We no longer develop new functionality for the eyeBeam product line.

•	X-Lite

X-Lite is a secure, standards-based VoIP softphone application that runs on desktop computers. X-Lite interoperates with enterprise and carrier infrastructure equipment from major vendors, but excludes some key functionality offered in our commercial products, such as the ability to: brand the product, import contacts, centrally provision the softphone, utilize royalty bearing codecs, or support multiple accounts.

X-Lite is offered free of charge, is available for download on our website and may not be redistributed to third parties. We believe that offering X-Lite for free is an effective marketing tool for our company, as it allows potential customers to test and evaluate our software. We also believe offering X-Lite for free supports our business by encouraging companies that develop SIP compliant equipment, such as phones, video phones, network gateways, multipoint conference units and conference servers to test their equipment against our softphone. We believe this testing improves interoperability, facilitates our sales, and helps build positive brand recognition. The X-Lite graphical user interface supports advertising that could potentially be used to generate revenue in the future. We have not yet attempted to generate revenue from advertising on the X-Lite softphone.

Client Configuration Server

The Client Configuration Server is a carrier-grade software platform specifically designed for enterprises or service providers using our softphone clients. The Client Configuration Server enables our customers to configure and manage their softphone deployments, and to automatically distribute softphone software updates. The Client Configuration Server also supports a number of optional value-added software modules that help customers manage their installed base of Bria softphones, including: log reports containing troubleshooting data generated by the Bria softphone clients, and voice quality monitoring reports containing voice quality data generated by the Bria softphone clients.

We sell the Client Configuration Server under a one-time perpetual licensing model, and as a cloud-based service with a subscription licensing model that generates recurring revenue. The cloud-based Client Configuration Server enables enterprises and service providers to utilize the Client Configuration Server’s functionality with no investment in hardware, rack-space or power.

Bria Software as a Service

The Bria Software as a Service is a carrier grade cloud-based service designed for small, medium and large businesses. It enables customers to deploy our Bria softphones and to utilize our Client Configuration Server under a subscription agreement, without purchasing perpetual licenses or deploying our software on servers in the corporate data center. Our Bria service simplifies the acquisition, deployment and management of our softphones and Client Configuration Server by providing a centralized management platform.

Network Convergence Gateway

The Network Convergence Gateway (“NCG”) is a carrier-grade platform for both mobile and wireline/VoIP operators. The NCG facilitates the delivery of fixed mobile convergence services to end users while augmenting the capabilities of our Bria softphones by providing network services that enhance the overall end user experience.

The NCG bridges broadband and mobile networks in both pre-IMS (IP Multimedia Subsystem) and IMS environments. For example, the NCG enables end-users to seamlessly hand-over a communications session between the broadband Internet and the mobile network without ending the session. The NCG also enables operators to use a subscriber’s assigned mobile number as a single identity across multiple softphones.

Sales and Marketing

            We generate revenue from the sale of our products, professional services and product support through our own online store, through third-party online stores, directly using our in-house sales team, and through our channel partners. We typically license our software on a single fee per perpetual license basis, or on a recurring fee per subscription license basis.

            We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users. To date, we have sold software and services to more than 465 different customers in over 61 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

Marketing

            Our products are marketed through a variety of means including by:

•	our customers and partners;

•	advertising on our website;

•	direct market campaigns;

•	co-marketing with our partners, suppliers and customers;

•	offering trial use of X-Lite, our free softphone with fewer features than our commercial versions;

•	attending industry trade shows; and

•	attending developer conferences.

Intellectual Property

            We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections to protect our intellectual property.

            We own or hold the exclusive license to eighteen U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing five in-house developed patent applications and two licensed patent applications from Columbia University. These seven U.S. patent applications are pending, with counterparts pending in other jurisdictions around the world.

            In May 2014, we were granted patent No. US 8,737,351: Methods and systems for reducing MAC layer handoff latency in wireless networks. This patent is concerned with improving latency issues when completing a handoff to a wireless network.

            In September 2013, we were granted patent No. US 8,542,673: Multimedia Interactive Telephony Services. This patent outlines a method for presenting interactive media for interacting with telephone IVR systems beyond DTMF and voice recognition and other technologies.

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

            We have acquired certain patent rights from Openwave Systems Inc. including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold exclusive rights to a patent which is a continuation to previously granted patents. This patent explains communication methods between mobile and packet networks using a gateway connected to both networks preserving single identity on both networks. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell. We incorporate a number of third party software programs into our software applications pursuant to license agreements.

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

Research and Development

            Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core engineering department and a quality assurance department. Core engineering is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2014 were $5,508,516 (2013: $5,503,928).

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

Competition

            There are numerous developers that compete with our company for market share. Small software development companies, typically compete on the basis of price, while large original equipment manufacturers typically compete by selling their proprietary software applications as a component to an overall proprietary communications system. We compete by offering applications that are compatible with a broad spectrum of communication systems and with various devices and operating systems.

Government Approval

            We have obtained Export Commodity Classification Numbers from the United States government for our software that contains encryption technology. We use these classifications to determine whether export licenses are required to export our software to foreign countries. We are not aware of any permits that are specific to our industry which are required in order for our company to operate or to sell our products and services in such jurisdictions.

Employees

            As of April 30, 2014, we employed 94 people full-time, 23 of whom are engaged in marketing and sales, 40 in research and development, 20 in services and support, 11 in general and administration, and contracted with 33 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

            Operating expenses increased to $16,885,748 for the year ended April 30, 2014 from $16,696,211 for the year ended April 30, 2013 while our revenue decreased to $11,681,948 for the year ended April 30, 2014 from $15,239,923 for the year ended April 30, 2013. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2014 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2014 (2013 - none).

            We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. During the year ended April 30, 2014, we entered into various foreign currency forward contracts that matured through February 28, 2014. As of April 30, 2014, we had no foreign currency forward contracts. As of April 30, 2013, we had $2,000,000 of notional value foreign currency forward contracts that matured through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of April 30, 2014 was $nil (2013- $9,830).

Risks Associated with our Common Stock

            Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

            Based on the 42,599,869 shares of common stock that were issued and outstanding as of April 30, 2014, our directors owned approximately 27% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their warrants, vested stock options and vested deferred share units as at April 30, 2014, then we would be required to issue an additional 4,015,777 shares of our common stock, which would represent approximately 9% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 1B.         Unresolved Staff Comments.

            Not Applicable.

Item 2.           Properties.

            We do not own any real property. Our Canadian operations are conducted in three leased offices located in Vancouver and Victoria, British Columbia and Ottawa, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Dedham, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On November 27, 2013, the Company entered into an extension of this lease agreement, which commences on October 1, 2014 and expires on September 30, 2019 for which a deposit of $45,480 was made. The monthly lease payment under the extension agreement is approximately $24,000 plus approximately $22,000 in operating costs. Management believes that this office space is adequate for the operations of our company for the foreseeable future.

Item 3.           Legal Proceedings.

            None.

Item 4.           Mine Safety Disclosures

            Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Our common stock is quoted on the NASDAQ Capital Market and the Toronto Stock Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004 and commenced trading on the NASDAQ Capital Market on July 11, 2012, on the TSX Venture Exchange on August 25, 2008 and on the Toronto Stock Exchange on August 20, 2012. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock on the NASDAQ Capital Market, TSX Venture Exchange and Toronto Stock Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the NASDAQ Capital Market, the TSX Venture Exchange, and the Toronto Stock Exchange, respectively.

Quarter Ended	TSX Venture Exchange(1) (Canadian dollars)		NASDAQ(2) (U.S. dollars)		The Toronto Stock Exchange(3) (Canadian dollars)
	High	Low	High	Low	High	Low
July 31, 2012	$3.90	$1.30	$3.96	$1.30	-	-
October 31, 2012	-	-	$2.70	$2.10	$2.70	$2.10
January 31, 2013	-	-	$2.55	$1.69	$2.55	$1.69
April 30, 2013	-	-	$2.40	$1.75	$2.39	$1.75
July 31, 2013	-	-	$2.20	$1.41	$2.25	$1.56
October 31, 2013	-	-	$1.95	$0.87	$2.05	$1.00
January 31, 2014	-	-	$1.65	$1.07	$1.72	$1.14
April 30, 2014	-	-	$1.62	$1.01	$1.75	$1.12

(1)	Between August 25, 2008 and August 19, 2012, our stock was trading on the TSX Venture Exchange under the trading symbol "CCV."

(2)	Since July 11, 2012, our stock has been trading on the NASDAQ Capital Market under the trading symbol "CPAH".

(3)	Since August 20, 2012, our stock has been trading on the Toronto Stock Exchange under the trading symbol "CCV".

            Our shares of common stock are issued in registered form. Valiant Trust Company of 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

            On July 7, 2014, the shareholders' list of our shares of common stock showed 122 registered shareholders and 42,584,669 shares outstanding.

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

Equity Compensation Plan Information

            The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by
security holders:

2010 Stock Option
Plan	3,705,539	$1.62	849,962

Employee Share
Purchase Plan	−	N/A	556,401

Deferred Share Unit
Plan	1,672,434	N/A	587,427
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,377,973	$1.62	1,993,790

2010 Stock Option Plan

            On September 27, 2010, our shareholders approved the consolidation of the 2004 Stock Option Plan and the 2005 amended and restated Stock Option Plan into one plan referred to as the 2010 Stock Option Plan. The purpose of the 2010 Stock Option Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the 2010 Stock Option Plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non-qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the 2010 Stock Option Plan) who are subject to tax in the United States may receive “incentive stock options”, and stock options granted to non-United States residents may receive awards of “options”.

            On September 27, 2011, our shareholders approved the increase in the number of shares of common stock issuable under the 2010 Stock Option Plan by 1,000,000 permitting us to issue up to 6,860,000 shares of our common stock under the 2010 Stock Option Plan. As of April 30, 2014, there were 3,705,539 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

            On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the ESPP. As of April 30, 2014, we have available for issuance 556,401 shares of our common stock under the ESPP.

Deferred Share Unit Plan

            Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSU’s granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of the board of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSU’s granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. We are permitted to issue up to 2,500,000 DSU’s under the DSUP. As of April 30, 2014, we have issued 1,912,573 DSU’s under the DSUP. As of April 30, 2014, 240,139 DSU’s have been converted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Feb 1, 2014 to Feb 28, 2014(1)	11,800	$1.24	11,800	−
Mar 1, 2014 to Mar 31, 2014 (2)	13,910(3)	$1.48	13,910	2,450,153
Apr 1, 2014 to Apr 30, 2014(2)	14,200	$1.45	14,200	2,435,953
Total	39,910	$1.40(4)	39,910	2,435,953

(1)	Pursuant to a normal course issuer bid announced on March 14, 2013, which commenced on March 19, 2013 and expiring on March 18, 2014 to purchase up to 2,462,365 shares of our common stock.

(2)	Pursuant to a normal course issuer bid announced on March 17, 2014, which commenced on March 19, 2014 and expiring on March 18, 2015 to purchase up to 2,458,153 shares of our common stock.

(3)

5,910 shares of our common stock were purchased under the normal course issuer bid that expired March 18, 2014 and 8,000 shares of our common stock were purchased under the normal course issuer bid expiring March 18, 2015.

(4)	Weighted average price.

Recent Sales of Unregistered Securities

            None.

Item 6. Selected Financial Data.

Selected Consolidated Financial Information

            The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2014 and 2013, and as at April 30, 2014 and April 30, 2013, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2014 and 2013. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2014	2013
Cash	$7,172,798	$11,229,595
Current assets	$10,735,916	$16,009,806
Current liabilities	$4,031,301	$3,999,583
Total liabilities	$4,056,932	$4,128,268
Total assets	$19,136,890	$25,055,877

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$11,681,948	100%		$15,239,923	100%

Operating expenses	16,885,748	145%		16,696,211	110%
Loss from operations	(5,203,800)	(45%	)	(1,456,288)	(10%	)
Interest and other income, net	62,898	−%		140,256	1%
Fair value adjustment on derivative instrument	(87,339)	(1%	)	1,785,773	12%
Foreign exchange gain/(loss)	(670,570)	(6%	)	2,539	−%
Income tax expense	(15,736)	−%		−	−%
Net income/(loss)	($5,914,547)	(51%	)	$472,280	3%

Net income/loss per share
-Basic	($0.14)			$0.01
-Diluted (1)	($0.14)			($0.01)

Weighted average common shares outstanding
-Basic	42,126,733			41,519,117
-Diluted (1)	42,126,733			41,637,025

1.

As at April 30, 2014 and 2013 common share equivalents of 4,015,777 and 5,996,437, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

            Our strategy is to sell our solutions to our customers, enabling them to offer advanced unified communication services to their employees, customers and other end users. Customers that we are targeting include: (1) small, medium and large sized businesses; (2) telecommunications service providers, Internet telephony service providers, (3) channel partners serving the telecommunication and enterprise market; and (4) end users.

Revenue

            We derive revenue from the sale of software licenses, software customization services, technical support services associated with the software licenses, implementation services, training services, and cloud based services. We recognize software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met.

            Post contract customer support services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

            We offer our products and services directly through our sales force and indirectly through channel partners. Our channel partners include original equipment manufacturers (OEMs) in the telecommunications sector and value added dealers and resellers.

            The amount of product configuration and customization required by a customer is reflected in the revenue generated from each customer. The number of software licenses purchased has a direct impact on the average selling price. Services and pricing may vary depending upon a customer's requirements for technical support, implementation and training.

            We believe that our revenue and results of operations may vary significantly from quarter-to-quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering patterns.

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

Revenue Recognition

            We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) ASC 985-605 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2014 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2014, we recorded an expense of $1,071,467 in connection with share-based payment awards. A future expense of non-vested options of $1,380,970 is expected to be recognized over a weighted-average period of 2.77 years. A future expense of non-vested deferred share units of $191,433 is expected to be recognized over a weighted-average period of 1.73 years.

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

Goodwill and Intangible Assets

            We have goodwill and had intangible assets on our balance sheet related to the acquisitions of NewHeights Software Corporation, FirstHand Technologies Inc. and BridgePort Networks, Inc. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The intangible assets acquired were comprised of acquired technologies and customer assets relating to customer relationships. The acquired technologies were amortized based on their estimated useful life of four years and the customer asset was amortized on the basis of management's estimate of the future cash flows from this asset over approximately five years, which was management's estimate of the useful life of the customer assets. The intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. All the intangible assets were fully amortized as at April 30, 2013.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2014, did not result in an impairment charge for fiscal year 2014, nor did we record any goodwill impairment in fiscal 2013.

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

Derivative Instruments

            On June 14, 2011, we issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of CDN$2.25 per share until June 14, 2013. The remaining warrants expired unexercised on June 14, 2013. In connection with the offering, we issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of our common stock at an exercise price of CDN$1.75 per share until December 14, 2012. We follow the guidance in ASC 815-40-15, and record the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than our U.S. Dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period using the Binomial Model, and the change in fair value of the derivative liability is recorded as a gain or loss in our consolidated statements of operations. At April 30, 2014 the fair value of the derivative liability was $nil (2013: $93,057).

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. During the year ended April 30, 2014, we entered into various foreign currency forward contracts that matured through February 28, 2014. As of April 30, 2014, we had no foreign currency forward contracts. As of April 30, 2013, we had $2,000,000 of notional value foreign currency forward contracts that matured through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of April 30, 2014 is $nil.

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

Results of Operations

            Our operating activities during the year ended April 30, 2014, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

Revenue

            Revenues for the year ended April 30, 2014 and 2013 were as follows:

	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$7,035,323	60%	$9,164,107	60%	($2,128,784)	(23%	)
Service	4,646,625	40%	6,075,816	40%	(1,429,191)	(24%	)
Total revenue	$11,681,948	100%	$15,239,923	100%	($3,557,975)	(23%	)

Revenue by Region
International	$3,224,462	28%	$4,959,354	33%	($1,734,892)	(35%	)
North America	8,457,486	72%	10,280,569	67%	(1,823,083)	(18%	)
Total revenue	$11,681,948	100%	$15,239,923	100%	($3,557,975)	(23%	)

            For the year ended April 30, 2014, we generated $11,681,948 in revenue compared to $15,239,923 for the year ended April 30, 2013, representing a decrease of $3,557,975. We generated $7,035,323 in software revenue for the year ended April 30, 2014 compared to $9,164,107 for the year ended April 30, 2013, representing a decrease of $2,128,784. The decrease in software revenue for the year ended April 30, 2014 was primarily a result of a decrease in sales to service providers and channel partners offset by a slight increase in sales to enterprises. For the year ended April 30, 2014, service revenue was $4,646,625 compared to $6,075,816 for the year ended April 30, 2013, representing a decrease of $1,429,191. The decrease in service revenue for the year ended April 30, 2014, was primarily a result of a decrease in customization sales to service providers and channel partners. International revenue outside of North America decreased by 35% during the year ended April 30, 2014 compared to the year ended April 30, 2013, due primarily to significant decreases in sales in Europe and Latin America. North American revenue decreased by 18% during the year ended April 30, 2014 compared to year ended April 30, 2013, primarily as a result of a decrease in sales of software and services to North American service providers and channel partners.

Operating Expenses

Cost of Sales

            Cost of sales for the year ended April 30, 2014 and 2013 were as follows:

	April 30, 2014		April 30, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,231,222	19%	$2,276,777	15%	($45,555)	(2%	)

            Cost of sales was $2,231,222 for the year ended April 30, 2014 compared to $2,276,777 for the year ended April 30, 2013. The decrease of $45,555 was primarily attributable to a decrease in the cost of licenses and permits of approximately $128,000 due to lower sales of those licenses, a decrease in other expenses including travel costs of approximately $43,000 and a decrease in warranty expenses of approximately $27,000. These decreases were offset by an increase of approximately $155,000 in wages, benefits and consulting fees. Cost of sales expressed as a percent of revenue was 19% of revenue for the year ended April 30, 2014 as compared to 15% for the year ended April 30, 2013. This increase in percentage was the result of a decrease in revenue of $3,557,975 for the year ended April 30, 2014 compared to revenue for the year ended April 30, 2013 while cost of sales decreased by $45,555 year over year.

Sales and Marketing

            Sales and marketing expenses for the year ended April 30, 2014 and 2013 were as follows:

	April 30, 2014		April 30, 2013		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,112,026	44%	$4,463,292	29%	$648,734	15%

            Sales and marketing expenses were $5,112,026 for the year ended April 30, 2014 compared to $4,463,292 for the year ended April 30, 2013. The increase of $648,734 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $422,000, an increase in travel and trade show expenses of approximately $94,000, an increase in stock based compensation of approximately $71,000 and an increase in other expenses of approximately $62,000.

Research and Development

            Research and development expenses for the year ended April 30, 2014 and 2013 were as follows:

	April 30, 2014		April 30, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,508,516	47%	$5,503,928	36%	$4,588	−%

            Research and development expenses were $5,508,516 for the year ended April 30, 2014 compared to $5,503,928 for the year ended April 30, 2013. The increase of $4,588 resulted primarily from an increase in stock based compensation of approximately $17,000 and wages, benefits and consulting fees of approximately $6,000, offset by a decrease in other expenses of approximately $18,000.

General and Administrative

            General and administrative expenses for the years ended April 30, 2014 and 2013 were as follows:

	April 30, 2014		April 30, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,033,984	35%	$4,452,214	29%	($418,230)	(9%	)

            General and administrative expenses for the year ended April 30, 2014 were $4,033,984 compared to $4,452,214 for the year ended April 30, 2013. The decrease of $418,230 in general and administrative expenses was primarily attributable to a decrease in licenses and permits of approximately $309,000, a decrease in legal, audit and professional fees of approximately $269,000, a decrease in unrecognized tax liability of approximately $73,000, a decrease in rent expense of approximately $70,000, a decrease in stock based compensation expense of approximately $54,000 and a decrease in other expenses of approximately $52,000. The decreases were partially offset by an increase in bad debts reserve of approximately $310,000, an increase in wages, benefits, consulting and human resource expenses of approximately $80,000 and an increase in depreciation of approximately $28,000.

Interest and Other Income

            Interest and other income for the year ended April 30, 2014 was $64,630 compared to $141,391 for the year ended April 30, 2013. Interest expense for the year ended April 30, 2014, was $1,732 compared to $1,135 for the year ended April 30, 2013.

            Foreign exchange loss for the year ended April 30, 2014, was $670,570 compared to a foreign exchange gain of $2,539 for the year ended April 30, 2013. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars and transactional losses and gains. As well, the foreign exchange gain (loss) includes the translation of funds held in the parent company in currencies other than U.S. dollars.

            Fair value adjustment on derivative instruments for the year ended April 30, 2014 resulted in a non-cash loss of $87,339 compared to a non-cash gain of $1,785,773 for the year ended April 30, 2013. On June 14, 2012, we issued 1,579,900 common share purchase warrants exercisable at CDN$2.25 per share and 220,206 broker warrants exercisable at CDN$1.75 per share under a brokered private placement. We recorded the warrants issued as a derivative instrument due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period, and the change in fair value of the derivative instruments is recorded as a gain or loss in our consolidated statements of operations.

Liquidity and Capital Resources

            As of April 30, 2014, we had $7,172,798 in cash compared to $11,229,595 at April 30, 2013, representing a decrease of $4,056,797. Our working capital was $6,704,615 at April 30, 2014 compared to $12,010,223 at April 30, 2013, representing a decrease of $5,305,608. Management anticipates that, future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

            We have $6,498,423 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $2,651,967 for the year ended April 30, 2014. This compares with a net cash outflow of $604,466 for the year ended April 30, 2013, representing a $2,047,501 increase in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2014 was primarily a result of a net loss of $5,914,547. The net cash outflow was offset by a decrease in accounts receivable of $1,235,500 and by adjustment for non-cash expenses including $1,071,467 for stock based compensation, $735,856 for foreign exchange losses and $236,443 of depreciation and amortization.

            The net cash outflow from operating activities of $604,466 for the year ended April 30, 2013 was primarily a result of an adjustment for a non-cash gain of $1,785,773 for change in fair value of derivative instruments, an increase in accounts receivable of $627,326 attributable to higher year-over-year revenue and an increase in other assets of $52,049. The net cash outflow was offset by net income of $472,280 and non-cash expenses including $1,008,004 for stock-based compensation, $187,023 for depreciation and amortization and $39,003 for amortization of intangible assets.

Investing Activities

            Investing activities resulted in a net cash outflow of $237,515 for the year ended April 30, 2014, primarily due to the purchase of equipment during the year. This compares with a net cash outflow of $296,555 for the year ended April 30, 2013, primarily due to the purchase of equipment and deposits. At April 30, 2014, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash outflow of $351,365 for the year ended April 30, 2014 compared to a net cash inflow of $3,979,006 for the year ended April 30, 2013.

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

            Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2013 (expiring March 18, 2014) our company was authorized to purchase 2,462,365 of our shares of common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces. The NCIB was renewed on March 19, 2014 and our company was authorized to purchase 2,458,153 of our shares of common stock. Between August 20, 2012, the NCIB’s commencement date, and March 18, 2013, we repurchased 72,292 shares of common stock at an average price of $1.99 (CDN$1.98) for a total of $143,861. During the period from March 19, 2013 to March 18, 2014, we repurchased 180,870 shares of common stock at an average price of $1.53 (CDN$1.61) for a total of $276,731, and during the period from March 19, 2014 to April 30, 2014, we repurchased 22,200 shares of common stock at an average price of $1.35 (CDN$1.49) for a total of $29,970. As of April 30, 2014, a total of 288,958 shares of common stock have been cancelled and the remaining 16,200 repurchased shares are in the process of being cancelled.

Off-Balance Sheet Arrangements

            We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

            In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11 that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective for the company starting May 1, 2014. The adoption of this standard will not have a material impact on the presentation of the financial statements.

            In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairments, that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. We have adopted this standard as of May 1, 2013 and it did not materially impact the consolidated financial statements.

            In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance was effective prospectively from May 1, 2013. The adoption of the standard required our company to disclose the nature of changes in other comprehensive income that will have an impact on net income or loss in the future. We have accumulated other comprehensive income relating to the translation of our subsidiary’s financial information into the presentation currency of our company’s financial statements, which would reverse through net income or loss should the underlying assets and liabilities be disposed of.

            In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. We have not yet evaluated the impact of the adoption of this new standard.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

            Not Applicable.

Item 8.           Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income and loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP
Chartered Accountants
Vancouver, Canada
July 8, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2014	2013

Assets
Current assets:
Cash	$7,172,798	$11,229,595
Accounts receivable (net of allowance for doubtful accounts of $240,681 (2013 - $456,051))	3,401,491	4,640,620
Prepaid expenses and deposits	161,627	139,591
Total current assets	10,735,916	16,009,806

Deposits	125,267	125,160
Equipment – Note 3	154,293	167,986
Derivative instruments – Note 9	−	9,830
Goodwill – Note 2(b)	8,018,578	8,660,930
Other assets	102,836	82,165
Total Assets	$19,136,890	$25,055,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,326,763	$2,363,311
Derivative instruments – Note 9	−	93,057
Unearned revenue	1,625,826	1,442,511
Customer deposits	9,553	9,553
Accrued warranty – Note 2(b)	69,159	91,151
Total current liabilities	4,031,301	3,999,583

Deferred lease inducements	−	30,110
Unrecognized tax benefit – Notes 2(b) and 7	25,631	98,575
Total liabilities	4,056,932	4,128,268

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: April 30, 2014 – 0; April 30, 2013 – 1	–	–
Common stock, $0.001 par value – Note 6 Authorized: 100,000,000 Issued: April 30, 2014 – 42,599,869; April 30, 2013 – 41,958,350	42,600	41,959
Treasury stock	(16)	(79)
Additional paid-in capital	66,910,540	66,191,140
Accumulated deficit	(50,889,038)	(44,974,491)
Accumulated other comprehensive income (loss) – currency translation adjustment	(984,128)	(330,920)
Total stockholders’ equity	15,079,958	20,927,609
Liabilities and Stockholders’ Equity	$19,136,890	$25,055,877

Commitments – Note 10

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2014	2013

Revenue – Note 8:
Software	$7,035,323	$9,164,107
Service	4,646,625	6,075,816
Total revenue	11,681,948	15,239,923
Operating expenses:
Cost of sales (includes depreciation of $74,955 (2013 - $67,669) and amortization of intangible assets of $nil (2013 - $39,003)) – Note 2(b)	2,231,222	2,276,777
Sales and marketing	5,112,026	4,463,292
Research and development	5,508,516	5,503,928
General and administrative	4,033,984	4,452,214
Total operating expenses	16,885,748	16,696,211
Loss from operations	(5,203,800)	(1,456,288)
Interest and other income (expense), net
Interest and other income	64,630	141,391
Interest expense	(1,732)	(1,135)
Foreign exchange gain (loss)	(670,570)	2,539
Fair value adjustment on derivative instruments – Note 9	(87,339)	1,785,773
Net income (loss) for the year before income taxes	(5,898,811)	472,280
Income tax expense	(15,736)	–
Net income (loss) for the year	$(5,914,547)	$472,280

Net income (loss) per share:
Basic – Note 11	$(0.14)	$0.01
Diluted – Note 11	$(0.14)	$(0.01)

Weighted average common shares outstanding:
Basic – Note 11	42,126,733	41,519,117
Diluted – Note 11	42,126,733	41,637,025

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(Stated in U.S. Dollars)

Net income (loss) for the year	$(5,914,547)	$472,280
Other comprehensive income (loss):
Foreign currency translation adjustments	(653,208)	(251,061)
Comprehensive income (loss)	$(6,567,755)	$221,219

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2014	2013

Cash flows from operating activities:
Net income (loss) for the year	$(5,914,547)	$472,280
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	–	39,003
Deferred lease inducements	(28,936)	–
Depreciation and amortization	236,443	187,023
Fair value adjustment on derivative instruments	(83,227)	(1,785,773)
Foreign exchange loss	735,856	(2,539)
Stock-based compensation	1,071,467	1,008,004
Changes in assets and liabilities:
Accounts payable and accrued liabilities	49,954	(10,163)
Accounts receivable	1,235,500	(627,326)
Accrued warranty	(21,992)	6,203
Customer deposits	–	(4,319)
Prepaid expenses and deposits	(22,388)	30,853
Other assets	(20,468)	(52,049)
Unearned revenue	183,315	134,337
Unrecognized tax benefit	(72,944)	–
Net cash used in operating activities	(2,651,967)	(604,466)

Cash flows from investing activities:
Purchase of equipment	(237,515)	(254,699)
Deposits	–	(41,856)
Net cash used in investing activities	(237,515)	(296,555)

Cash flows from financing activities:
Common stock issued	1,374	3,994,598
Common stock repurchased	(268,112)	–
Redemption of deferred share units	(84,627)	–
Transaction costs	–	(15,592)
Net cash (used in) provided by financing activities	(351,365)	3,979,006

Foreign exchange effect on cash	(815,950)	(2,529)

Increase (decrease) in cash	(4,056,797)	3,075,456

Cash, beginning of the year	11,229,595	8,154,139
Cash, end of the year	$7,172,798	$11,229,595

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,732	$1,135
Taxes	$15,736	$–

Non cash transactions – Notes 5 and 6

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2014 and 2013
(Stated in U.S. Dollars)

	Common shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of	Par	of	Par	of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2012	39,960,479	$39,961	–	$–	1	$–	$61,025,529	$(45,446,771)	$(79,859)	$15,538,860

Shares issued:
Private placements	1,465,000	1,465	–	–	–	–	3,577,870	–	–	3,579,335
Less: Proceeds allocated to warrants – Note 6	–	–	–	–	–	–	180,519	–	–	180,519
Less: Share issue costs	–	–	–	–	–	–	(15,591)	–	–	(15,591)
Shares issued on exercise of warrants	277,206	277	–	–	–	–	514,961	–	–	515,238
Exercise of stock options	220,649	221	–	–	–	–	149,059	–	–	149,280
Share repurchase plan	–	–	(121,980)	(122)	–	–	(249,133)	–	–	(249,255)
Cancellation of shares	(43,372)	(43)	43,372	43	–	–	–	–	–	–
Conversion of deferred share units	78,388	78	–	–	–	–	(78)	–	–	–
Stock-based compensation – Note 6	–	–	–	–	–	–	1,008,004	–	–	1,008,004
Net income (loss) for the year	–	–	–	–	–	–	–	472,280	–	472,280
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(251,061)	(251,061)
Balance, April 30, 2013	41,958,350	41,959	(78,608)	(79)	1	–	66,191,140	(44,974,491)	(330,920)	20,927,609

Shares issued:
Exercise of stock options	788,093	788	–	–	–	–	586	–	–	1,374
Share repurchase plan			(183,178)	(183)	–	–	183	–	–	–
Cancellation of shares	(245,586)	(246)	245,586	246	–	–	(268,112)	–	–	(268,112)
Conversion of deferred share units	99,012	99	–	–	–	–	(84,724)	–	–	(84,625)
Stock-based compensation – Note 6	–	–	–	–	–	–	1,071,467	–	–	1,071,467
Cancellation of preferred share	–	–	–	–	(1)	–	–	–	–	–
Net income (loss) for the year	–	–	–	–	–	–	–	(5,914,547)	–	(5,914,547)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(653,208)	(653,208)

Balance, April 30, 2014	42,599,869	$42,600	(16,200)	$(16)	–	$–	$66,910,540	$(50,889,038)	$(984,128)	$15,079,958

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

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, conferencing software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP) market primarily to telecom service providers, channel partners and businesses in North America, Latin America, Europe, Africa and Asia.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Accounting Standard Codification (“ASC”) 985- 605 (prior authoritative literature: AICPA Statement of Position (“SOP”) 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

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

For multi-element arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 (prior authoritative literature: EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2014 and April 30, 2013 using the assumptions more fully described in Note 6.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

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

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ACS Topic 350-40 (prior authoritative literature: the AICPA SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Relating to website development costs, the Company follows the guidance pursuant to ASC Topic 350-50 (prior authoritative literature: Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”).

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Impairment of Long-Lived Assets:

In accordance with ASC Topic 360-10-15 (prior authoritative literature: FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Intangible assets include the intangibles purchased in connection with the acquisition of NewHeights on August 2, 2007, and FirstHand and BridgePort on February 1, 2008.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2014	2013

Balance of allowance for doubtful debts, beginning of year	$456,051	$334,294
Bad debt provision	415,448	265,970
Write-off of receivables	(630,818)	(144,313)
Balance of allowance for doubtful debts, end of year	$240,681	$456,051

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

Foreign Currency Translation:

The Company’s functional currency is the U.S. dollar. The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts to the reporting currency, United States dollars, in accordance with ASC Topic 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). Revenues and expenses are translated at the average exchange rate prevailing during the periods. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2014 and 2013 were as follows:

	Years Ended April 30,
	2014	2013

Balance, beginning of year	$91,151	$84,948
Usage during the year	–	–
Additions (reductions) during the year	(21,992)	6,203
Balance, end of year	$69,159	$91,151

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

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

Under ASC 740, the Company also adopted a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

Comprehensive Loss:

The Company has adopted ASC Topic 220 (prior authoritative literature: SFAS No. 130 “Reporting Comprehensive Income”). Comprehensive loss is comprised of net profit or loss, and foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10 (prior authoritative literature: SFAS No. 128, "Earnings Per Share", and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, respectively).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2014, income per share excludes 4,015,777 (April 30, 2013 – 5,663,437) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

Investment tax credits:

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely than not that the tax credits will be realized.

Goodwill:

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired and liabilities assumed as of the acquisition date. ASC Topic 350 (prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). ASC 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2014 was $6,117,653 (CDN$6,704,947) (April 30, 2013 - $6,607,725) and $1,900,925 (CDN$2,083,752) (April 30, 2013 - $2,053,205), respectively. During the fourth quarter of its fiscal year ended April 30, 2014, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon an analysis of a number of factors including the market multiples of comparable companies as at April 30, 2014. On this basis Management determined that the Company’s implied fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2014 (2013 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Derivative Instruments:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 9 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not hold any foreign currency derivatives designated as cash flow hedges in the year ended April 30, 2014 (2013: none).

c)	New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective for the company starting May 1, 2014. Adoption of this standard will not have a material impact on the presentation of the financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company has not yet evaluated the impact of the adoption of this new standard.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Equipment

	April 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$977,779	$949,069	$28,710
Computer software	990,657	946,411	44,246
Leasehold improvements	321,642	252,297	69,345
Office furniture	235,238	223,246	11,992
Websites	49,915	49,915	−
	$2,575,231	$2,420,938	$154,293

	April 30, 2013
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$898,188	$877,273	$20,915
Computer software	965,780	850,051	115,729
Leasehold improvements	250,192	230,948	19,244
Office furniture	231,511	219,413	12,098
Websites	49,915	49,915	−
	$2,395,586	$2,227,600	$167,986

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2014 and 2013 are comprised of the following:

	April 30,
	2014	2013
Accounts payable – trade	$569,152	$540,272
Accrued commissions	201,034	242,545
Accrued vacation	631,172	663,014
Third party software royalties	568,814	578,187
Other accrued liabilities	356,591	339,293
	$2,326,763	$2,363,311

Note 5	Related Party Transactions

The Company’s Chairman is the Chairman and founding shareholder of Mitel Networks Corporation (“Mitel”). On July 31, 2008, the Company entered into a source code license agreement whereby the Company licensed to Mitel the source code for the Your Assistant product in consideration of a payment of $650,000. Associated with the agreement, as amended on April 6, 2009, were license fees to be paid by Mitel of $13.50 per copy deployed, declining to $9.00 per copy deployed after two years and declining from $9.00 to nil after four years. In addition, the agreement provided Mitel with a first right to match any third party offer to purchase the source code software and related intellectual property. The Company’s software license revenue for the year ended April 30, 2014, pursuant to the terms of these agreements was $nil (2013 - $134,493).

During the year ended April 30, 2014, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $75,051 (2013 - $68,630) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions − (cont’d)

The Company’s Chairman is a beneficial shareholder of Mitel Trade s.r.o. (“Mitel Trade”). On January 30, 2012, the Company sold products and services to Mitel Trade for consideration of $208,992. As at July 31, 2013, the Company determined the balance due from Mitel Trade as uncollectible and wrote off any remaining balance. As at April 30, 2014, the Company had an accounts receivable balance from Mitel Trade of $nil (April 30, 2013 - $206,500).

On November 21, 2013, the Company entered into an agreement with 8007004 (Canada) Inc. to lease office space. 8007004 is controlled by a member of the board of directors of the Company. The Company through its wholly owned subsidiary, CounterPath Technologies, paid $13,644 (2013 - $nil) for leased office space for the year ended April 30, 2014.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 6	Common Stock

Private Placement

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of CDN$3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.44) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014. The 732,500 warrants issued subsequently expired unexercised on June 20, 2014.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock − (cont’d)

Stock Options − (cont’d)

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under the stock option plan is 6,860,000 under the 2010 Stock Option Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing historic data as prescribed by ASC 718 Share-Based Payment.

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2014 and 2013 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

The weighted-average fair values of options granted during the years ended April 30, 2014 and 2013 were $1.49 and $1.38, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2014	April 30, 2013
Risk-free interest rate	1.69%	0.68%
Expected volatility	61.38%	73.44%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock − (cont’d)

Stock Options − (cont’d)

The following is a summary of the status of the Company’s stock options as of April 30, 2014 and the stock option activity during the years ended April 30, 2014 and 2013:

	Number of		Weighted-Average
	Options		Exercise Price per Share
Outstanding at April 30, 2012	3,925,979		$1.15
Granted	540,000		$1.38
Exercised	(220,649)		$0.96
Forfeited / Cancelled	(301,312)		$1.03
Expired	(13,200)		$1.33
Outstanding at April 30, 2013	3,930,818		$1.33
Granted	1,905,000		$1.49
Exercised	(1,365,571	)(1)	$0.56
Forfeited / Cancelled	(716,708)		$1.76
Expired	(48,000)		$0.47
Outstanding at April 30, 2014	3,705,539		$1.62

Exercisable at April 30, 2014	1,767,621		$1.60
Exercisable at April 30, 2013	2,677,887		$1.00

(1)	1,032,641 were cashlessly exercised upon which 455,163 common stock were issued.

The following table summarizes information regarding stock options outstanding as of April 30, 2014:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.47	126,270	$98,491	August 1, 2014 to September 26, 2016	126,270	$98,491
$0.60	359,456	233,646	December 14, 2014	359,456	233,646
$1.12	150,000	19,500	January 6, 2019	–	–
$1.23	100,000	2,000	January 13, 2019	–	–
$1.31	600,000	–	December 12, 2018	–	–
$1.41	100,000	–	October 1, 2018	12,500	–
$1.44	114,583	–	September 12, 2018	29,166	–
$1.70	650,000	–	December 14, 2016	379,166	–
$1.88	30,000	–	December 13, 2017	10,000	–
$1.90	868,230	–	December 14, 2015 to July 25, 2018	427,084	–
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.27	50,000	–	March 10, 2016	38,542	–
$2.90	305,000	–	July 19, 2017	133,437	–
April 30, 2014	3,705,539	$353,637		1,767,621	$332,137

April 30, 2013	3,930,818	$2,636,687		2,677,887	$2,464,253

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.25 per share as of April 30, 2014 (April 30, 2013 – $1.87), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in- the-money options vested and exercisable as of April 30, 2014 was 485,726 (April 30, 2013 – 2,096,096). The total intrinsic value of options exercised during the year ended April 30, 2014 was $940,376 (2013 – $263,337). The grant date fair value of options vested during the year ended April 30, 2014 was $609,817 (April 30, 2013 – $627,488).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2014:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Non-vested options at April 30, 2012	1,838,237	$0.82
Granted	540,000	$1.38
Vested	(863,077)	$0.73
Forfeited	(262,229)	$0.98
Non-vested options at April 30, 2013	1,252,931	$1.09
Granted	1,905,000	$0.79
Vested	(613,483)	$0.99
Forfeited	(606,530)	$0.94
Non-vested options at April 30, 2014	1,937,918	$0.87

As of April 30, 2014, there was $1,380,970 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.77 years.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2014 and 2013 are as follows:

	Years Ended
	April 30,
	2014	2013

Cost of sales	$62,515	$33,576
Sales and marketing	349,356	279,449
Research and development	54,241	38,696
General and administrative	181,803	212,689
Total stock-based compensation	$647,915	$564,410

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

On May 17, 2012 and July 25, 2012, holders of warrants issued under a brokered private placement, exercised 50,000 warrants and 7,000 warrants, respectively, at the original exercise price of CDN$2.25 per common share. On October 25, 2012, and November 27, 2012, holders of broker warrants issued under a brokered private placement, exercised 110,103 and 110,103 broker warrants, respectively, at the original exercise price of CDN$1.75 per common share.

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

The warrant liability is accounted for at its fair value as follows:

	April 30,	April 30,
	2014	2013
Opening balance at the beginning of the year	$93,057	$2,026,944
Change in fair value of warrant liability since issuance	(93,057)	(1,753,368)
Fair value of warrants exercised during the year	–	(180,519)
Fair value of warrant liability at April 30	$–	$93,057

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Model to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	April 30, 2014	April 30, 2013	June 14, 2011
Risk-free interest rate	–	0.11%	1.60%
Expected volatility	–	70%	70%
Expected term	–	0.12 years	1.5 years to 2 years
Dividend yield	–	0%	0%

The warrant liability is revalued at the end of each reporting period with the change in the fair value of the derivative instruments recorded as a gain or loss in the Company’s consolidated statement of operations. The fair value of the warrants are classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability. The balance of unexercised warrants expired on June 14, 2013, and the balance in the liability account of $93,057 has been recorded as a gain in the Company’s consolidated statement of operations.

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

The following tables summarize information regarding the warrants outstanding as of April 30, 2014 and April 30, 2013.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2012	2,793,105	$1.94	July 30, 2012 to June 14, 2013
Granted	732,500	$3.25	June 19, 2014
Exercised	(277,206)	$1.85	December 14, 2012 to June 14, 2013
Expired	(1,000,000)	$1.50	July 30, 2012
Warrants at April 30, 2013	2,248,399	$2.57	June 14, 2013 to June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(1,515,899)	$2.25	June 14, 2013
Warrants at April 30, 2014	732,500	$3.25	June 19, 2014

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2014, the Company matched $49,146 (2013 - $56,250) in shares purchased by employees under the ESPP. During the year ended April 30, 2014, 103,814 shares (2013 – 61,622) were sold, issued, or purchased by employees on the open market under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2014, a total of 556,401 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2013 (expiring March 18, 2014), the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces. The NCIB was renewed on March 19, 2014 and the Company was authorized to purchase 2,458,153 of its common shares. Between August 20, 2012, the NCIBs commencement date, and March 18, 2013, the Company repurchased 72,292 common shares at an average price of $1.99 (CDN$1.98) for a total of $143,861. During the period from March 19, 2013 to March 18, 2014, the Company repurchased 180,870 common shares at an average price of $1.53 (CDN$1.61) for a total of $276,731 and during the period from March 19, 2014 to April 30, 2014, the Company repurchased 22,200 common shares at an average price of $1.35 (CDN$1.49) for a total of $29,970. As of April 30, 2014, a total of 288,958 shares have been cancelled and the remaining 16,200 repurchased shares are in the process of being cancelled since the NCIB was initiated.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation. A DSU granted to a participant who is a director of the Company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the year ended April 30, 2014, 191,066 (2013 – 133,443) DSUs were issued under the DSUP, of which 75,417 were granted to officers and 115,649 were granted to directors.

On July 4, 2013 and December 24, 2013, two holders of DSUs, converted 73,334 and 88,417 DSUs, respectively, into common shares. As of April 30, 2014, a total of 587,427 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2014, and changes during the period then ended:

		Weighted Average Grant
	Number of DSU’s	Date Fair Value per Unit

DSU’s at April 30, 2012	1,588,064	$0.83
Granted	133,443	$2.90
Conversions	(78,388)	$0.75
DSU’s at April 30, 2013	1,643,119	$1.02
Granted	191,066	$1.90
Conversions	(161,751)	$1.28
Outstanding at April 30, 2014	1,672,434	$1.09

As of April 30, 2014, there was $191,433 (2013 – $252,204) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.73 years (2013 – 1.91) . The total fair value of DSUs that vested during the year was $434,518 (2013 – $421,726).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2014 and 2013 are as follows:

	Year Ended
	April 30,
	2014	2013

Sales and marketing	$25,276	$24,168
Research and development	8,328	6,518
General and administrative	389,948	412,908
Total deferred share unit-based compensation	$423,552	$443,594

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2014:

		Weighted Average
		Grant Date Fair
	Number of DSUs	Value per Unit

Non-vested DSUs at April 30, 2012	334,337	$1.33
Granted	133,443	$2.90
Vested	(260,336)	$1.62
Non-vested DSUs at April 30, 2013	207,444	$1.98
Granted	191,066	$1.90
Vested	(241,732)	$1.80
Non-vested DSUs at April 30, 2014	156,778	$2.16

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2014	2013
Tax loss carry forwards	$15,470,000	$14,466,000
Capital losses carried forward	287,000	310,000
Equipment	113,000	97,000
Other	146,000	215,000
Nondeductible research and development expenses	3,582,000	3,874,000
Investment tax credits	560,000	607,000
Cumulative unrealized foreign exchange gain	476,000	595,000
Acquired technology and other intangibles	(846,000)	(763,000)
Valuation allowance established by management	(19,788,000)	(19,401,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2014	2013
Tax (recovery) based on U.S. rates	$(2,006,264)	$161,000
Foreign tax rate differential	153,000	(52,000)
Non-deductible expenses	5,000	12,000
Change in fair value of derivative instrument	32,000	(469,000)
Non-deductible stock option compensation	344,000	252,000
Effect of reduction (increase) in foreign statutory rates	(302,000)	(377,000)
Foreign exchange gain (losses) on revaluation of deferred tax balances	755,000	216,000
Under provision relating to prior year	151,000	107,000
Expiry of non-operating losses	497,000	–
Increase in valuation allowance	387,000	150,000
Income tax expense for year	$15,736	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes – (cont’d)

As at April 30, 2014, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States – US$	$18,244,000		2026 – 2034
Canada – CDN$	$17,169,000	*	2026 – 2034

*These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

On May 1, 2007, the Company adopted FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement”, (codified in FASB ASC Topic 740). The Company is subject to taxation in the U.S. and Canada. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2014 and April 30, 2013 were as follows:

	Years Ended
	April 30,
	2014	2013
Balance at beginning of year	$98,575	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	25,631	–
Settlements	–	–
Lapses in statute of limitations	(98,575)	–
Balance at end of year	$25,631	$98,575

Note 8	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2014 and 2013:

	Years Ended
	April 30,
	2014	2013
North America	$8,457,486	$10,280,569
Europe	1,569,286	2,230,795
Asia and Africa	975,954	1,292,813
Central and South America	679,222	1,435,746
	$11,681,948	$15,239,923

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Segmented Information - (cont’d)

Contained within the results of North America for the year ended April 30, 2014 are revenues from the United States of $6,038,541 (2013 - $7,425,015) and from Canada of $2,418,945 (2013 - $2,855,554).

Contained within the results of Europe for the year ended April 30, 2014 are revenues from the United Kingdom of $561,847 (2013 - $557,989), from Germany of $229,490 (2013 - $271,529), from Norway of $76,552 (2013 - $286,983), and from France of $76,392 (2013 - $281,544).

Contained within the results of Central and South America for the year ended April 30, 2014 are revenues from Mexico of $249,141 (2013 - $786,596), from Colombia of $176,071 (2013 - $82,392), from Brazil of $125,644 (2013 - $245,116), and from Chile of $66,934 (2013 - $154,865).

Contained within the results of Asia and Africa for the year ended April 30, 2014 are revenues from Japan of $345,743 (2013 - $632,399), from the United Arab Emirates of $125,893 (2013 - $1,796), from Australia of $113,989 (2013 - $145,322), and from China of $66,719 (2013 - $137,746).

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets, and other assets, are located in Canada and the United States as follows:

	As at April 30,
	2014	2013
Canada	$8,230,891	$8,796,202
United States	44,816	114,879
	$8,275,707	$8,911,081

Revenue from significant customers for the years ended April 30, 2014 and 2013 is summarized as follows:

	Years Ended
	April 30,
	2014	2013
Customer A	12%	11%
Customer B	6%	9%
	18%	20%

Accounts receivable balance for Customer A was $253,441 as at April 30, 2014 (April 30, 2013 - $321,344). Accounts receivable balance for Customer B was $334,414 as at April 30, 2014 (April 30, 2013 - $663,643).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of our revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2014 is the Canadian dollar. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the year ended April 30, 2014, the Company entered into various foreign currency forward contracts that matured through February 28, 2014. As of April 30, 2014, the Company had no foreign currency forward contracts. As of April 30, 2013, the Company had $2,000,000 of notional value foreign currency forward contracts that matured through October 1, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as at April 30, 2014 is $nil.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management - (cont’d)

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

The fair value of the derivative instrument is primarily based on standard industry accepted Binomial Model (see Note 6).

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2014 and 2013:

	Carrying		Fair Value
As at April 30, 2014	Amount	Fair Value	Levels	Reference
Cash	$7,172,798	$7,172,798	1
Accounts receivable	$3,401,491	$3,401,491	2

	Carrying		Fair Value
As at April 30, 2013	Amount	Fair Value	Levels	Reference
Cash	$11,229,595	$11,229,595	1
Accounts receivable	$4,640,620	$4,640,620	2
Forward contracts	$9,830	$9,830	3
Derivative warrant liability	$93,057	$93,057	3	Note 8

Forward contracts		April 30,		April 30,
		2014		2013
Opening balance at the beginning of the year		$9,830	$	−
Fair value of forward, at issuance		−		−
Change in fair value of forward contracts since issuance		180,396		32,405
Fair value of forward contracts settled during the year		(190,226)		(22,575)
Fair value of forward contracts at April 30	$	−		$9,830

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management - (cont’d)

Fair Value Measurements – (cont’d)

Fair Values of Financial Instruments

In addition to the methods and assumptions the Company uses to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, the Company used the following methods and assumptions to estimate the fair value of the Company’s financial instruments:

Cash – carrying amount approximates fair value.

Accounts receivable, net – carrying amount approximates fair value.

Forward contracts – the fair value of foreign currency and commodity forward, option and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Derivative warrant liability – the Company uses the Binomial Model to estimate fair value of the warrants. The assumptions used in the model are described in Note 6.

Note 10	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $45,480 was made. The monthly lease payment under the agreement is $21,582 plus $22,051 in operating costs. On November 27, 2013, the Company entered into an extension of this lease agreement, which commences on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $23,458 plus $22,051 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,466 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $4,055 plus $3,777 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and expire between May 2016 and May 2017. The combined monthly lease payment are $9,878 plus $495 in operating expenses.

Total lease expense for the year ended April 30, 2014 is $743,652 (2013 – $780,973).

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Commitments (cont’d)

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2015	$93,977	$609,148	$703,125
2016	93,977	638,371	732,348
2017	93,977	587,280	681,257
2018	93,977	566,382	660,359
2019	93,977	568,627	662,604
2020	−	236,928	236,928
	$469,885	$3,206,736	$3,676,621

Note 11	Earnings (loss) per common share

Computation of profit per share:

	Year ended April 30, 2014
			Per Share
	Income	Shares(1)	Amount
Basic EPS
Income available to common stockholders	$(5,914,547)	42,126,733	$(0.14)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(5,914,547)	42,126,733	$(0.14)

	Year ended April 30, 2013
			Per Share
	Income	Shares(1)	Amount
Basic EPS
Income available to common stockholders	$472,280	41,519,117	$0.01

Effect on dilutive securities
(Gain)/Loss from derivative instruments	(927,703)	117,908
Diluted EPS	$(455,423)	41,637,025	$(0.01)

For the years ended April 30, 2014 and April 30, 2013, warrants totalling 732,500 were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

For the years ended April 30, 2014 and April 30, 2013, common share equivalents (consisting of share issuable, on exercise of options, and deferred share units) totalling 3,283,277, and 5,263,937, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

            In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2014.

Changes in Internal Control Over Financial Reporting

            There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.         Other Information.

            None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2014.

Item 11.        Executive Compensation.

            The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2014.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2014.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2014.

Item 14.        Principal Accountant Fees and Services.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2014.

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

10.4	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.5	Form of Warrant Certificate issued to various investors in connection with the brokered private placement completed on June 19, 2012 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(23)	Consent of Experts and Counsel

23.1	Consent of BDO Canada LLP, Independent Registered Public Accounting Firm (filed herewith).

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 10, 2014

            Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 10, 2014

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 10, 2014
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 10, 2014
Secretary (Principal Financial Officer,
/s/ Owen Matthews	Principal Accounting Officer)
Owen Matthews	Vice Chairman and Director	July 10, 2014

/s/ Bruce Joyce
Bruce Joyce	Director	July 10, 2014

/s/ Chris Cooper
Chris Cooper	Director	July 10, 2014

/s/ Larry Timlick
Larry Timlick	Director	July 10, 2014