Form 10-Q
period 2014-07-31
COUNTERPATH CORP
filed 2014-09-11
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,562,867 shares of common stock issued and outstanding as of September 8, 2014.

COUNTERPATH CORPORATION
JULY 31, 2014 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2014 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2014	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,852,017	$7,172,798
Accounts receivable (net of allowance for doubtful accounts of $327,681 and $240,681, respectively)	2,883,455	3,401,491
Prepaid expenses and deposits	166,475	161,627
Total current assets	9,901,947	10,735,916

Deposits	119,534	125,267
Equipment	162,778	154,293
Goodwill – Note 2(e)	8,083,556	8,018,578
Other assets	114,100	102,836
Total Assets	$18,381,915	$19,136,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,429,211	$2,326,763
Unearned revenue	1,689,742	1,625,826
Customer deposits	9,553	9,553
Accrued warranty	72,618	69,159
Total current liabilities	4,201,124	4,031,301

Deferred lease inducements	59,778	−
Unrecognized tax benefit	25,631	25,631
Total liabilities	4,286,533	4,056,932

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2014 – nil; April 30, 2014 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 100,000,000
Issued:
July 31, 2014 – 42,586,267; April 30, 2014 – 42,599,869	42,587	42,600
Treasury stock	(48)	(16)
Additional paid-in capital	67,223,526	66,910,540
Accumulated deficit	(51,952,411)	(50,889,038)
Accumulated other comprehensive income (loss) – currency translation adjustment	(1,218,272)	(984,128)
Total stockholders’ equity	14,095,382	15,079,958
Liabilities and Stockholders’ Equity	$18,381,915	$19,136,890

Commitments – Note 7

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
Revenue – Note 6:
Software	$1,873,948	$1,647,520
Service	1,153,223	1,211,967
Total revenue	3,027,171	2,859,487
Operating expenses:
Cost of sales (includes depreciation of $23,855 (2013 – $22,799))	618,054	557,455
Sales and marketing	1,137,768	1,213,483
Research and development	1,496,206	1,413,075
General and administrative	1,203,511	1,013,530
Total operating expenses	4,455,539	4,197,543
Income (loss) from operations	(1,428,368)	(1,338,056)
Interest and other income (expense), net:
Interest and other income	8,049	27,485
Interest expense	(355)	(771)
Fair value adjustment on derivative instruments – Notes 4 and 5	–	85,987
Foreign exchange gain (loss)	357,301	64
Net income (loss) for the period	$(1,063,373)	$(1,225,291)

Net income (loss) per share:
Basic and diluted – Note 8	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,592,851	41,934,880

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

Net income (loss) for the period	$(1,063,373)	$(1,225,291)
Other comprehensive income (loss):
Foreign currency translation adjustments	(234,144)	(129,239)
Comprehensive income (loss)	$(1,297,517)	$(1,354,530)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) for the period	$(1,063,373)	$(1,225,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	67,510	55,389
Stock-based compensation	368,612	374,550
Fair value adjustment on derivative instruments	–	(85,987)
Foreign exchange (gain) loss	(348,247)	(64)
Changes in assets and liabilities:
Accounts receivable	518,036	819,175
Prepaid expenses and deposits	(5,179)	(318)
Other assets	(11,286)	(11,520)
Accounts payable and accrued liabilities	113,223	125,126
Unearned revenue	63,916	137,140
Deferred lease inducements	59,778	−
Accrued warranty	3,459	(8,336)
Net cash generated from (used in) operating activities	(233,551)	179,864

Cash flows from investing activities:
Purchase of equipment	(73,699)	(21,105)
Deposits	–	700
Net cash used in investing activities	(73,699)	(20,405)

Cash flows from financing activities:
Common stock issued	2	23,088
Common stock repurchased	(55,673)	(91,414)
Net cash used in financing activities	(55,671)	(68,326)

Foreign exchange effect on cash	42,140	(69,362)

Increase (decrease) in cash	(320,781)	21,771

Cash, beginning of the period	7,172,798	11,229,595
Cash, end of the period	$6,852,017	$11,251,366

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$355	$771

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2014
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2014	42,599,869	$42,600	(16,200)	$(16)	$66,910,540	$(50,889,038)	$(984,128)	$15,079,958

Shares issued:
Exercise of stock options	1,598	2	–	–	(215)	–	–	(213)
Share repurchase plan	–	–	(46,800)	(47)	47	–	–	–
Cancellation of shares - Note 5	(15,200)	(15)	15,200	15	(55,458)	–	–	(55,458)
Stock-based compensation – Note 5	–	–	–	–	368,612	–	–	368,612
Net Income (loss) for the period	–	–	–	–	–	(1,063,373)	–	(1,063,373)
Foreign currency translation adjustment	–	–	–	–	–	–	(234,144)	(234,144)

Balance, July 31, 2014 (unaudited)	42,586,267	$42,587	(47,800)	$(48)	$67,223,526	$(51,952,411)	$(1,218,272)	$14,095,382

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
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

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc. (“CounterPath Technologies”), a company existing under the laws of the province of British Columbia, Canada, and BridgePort Networks, Inc. (“BridgePort”), incorporated under the laws of the state of Delaware. All inter- company transactions and balances have been eliminated.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

b)	Interim Reporting (cont’d)

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2014 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2014 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

c)	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company adopted this standard as of May 1, 2014 and it did not materially impact the consolidated financial statements.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not hold any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2014 (2013 - none).

e)	Goodwill

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill (cont’d)

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2014 was $6,167,226 (CDN$6,704,947) (April 30, 2014 - $6,117,653) and $1,916,330 (CDN$2,083,414) (April 30, 2014 - $1,900,925), respectively. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2014 and 2013.

f)	Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2014	2014

Balance of allowance for doubtful accounts, beginning of period	$240,681	$456,051
Bad debt provision	87,000	415,448
Write-off of receivables	−	(630,818)
Balance of allowance for doubtful accounts, end of period	$327,681	$240,681

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

g)	Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10 (prior authoritative literature: SFAS No. 128, "Earnings Per Share", and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, respectively).

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended July 31, 2014, income per share excludes 6,092,936 (July 31, 2013 – 6,117,804) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti- dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 3	Related Party Transactions

During the three months ended July 31, 2014, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $23,755 (2013 - $17,535), to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. The Company through its wholly owned subsidiary, CounterPath Technologies, paid $8,277 (2013 - $nil) for the three months ended July 31, 2014.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 4	Derivative Financial Instruments and Risk Management

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of our revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2014 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three months ended July 31, 2014, the Company had not entered into any foreign currency forward contracts. During the three months ended July 31, 2013, the Company had $4,000,000 of notional value foreign currency forward contracts that matured through October 1, 2013. The fair value marked to market gain of those forward contracts as of July 31, 2013 was $2,760.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
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

The fair value of the derivative instrument is primarily based on the standard industry accepted binomial model (Note 5). The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2014 and April 30, 2014.

	Carrying		Fair Value
As at July 31, 2014	Amount	Fair Value	Levels	Reference
Cash	$6,852,017	$6,852,017	1	N/A
Accounts receivable	$2,883,455	$2,883,455	2	N/A

	Carrying		Fair Value
As at April 30, 2014	Amount	Fair Value	Levels	Reference
Cash	$7,172,798	$7,172,798	1	N/A
Accounts receivable	$3,401,491	$3,401,491	2	N/A

Forward contracts		July 31,		April 30,
		2014		2014
Opening balance at the beginning of the period/year	$	−		$9,830
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		180,396
Fair value of forward contracts settled during the period/year		−		(190,226)
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase common shares of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common shares at an exercise price determined by the board of directors (the “Board”) of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for the three months ended July 31, 2014 and 2013 in determining the expense recorded in the accompanying consolidated statement of operations.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the three months ended July 31, 2014 was $1.15 (2013 - $1.90) . The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31, 2014	July 31, 2013
Risk-free interest rate	1.65%	1.38%
Expected volatility	58.20%	73.25%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of July 31, 2014 and the stock option activity during the three months ended July 31, 2014:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2014	3,705,539	$1.62
Granted	700,000	$1.15
Exercised	(2,920)	$0.47
Forfeited/Cancelled	(308,730)	$1.45
Outstanding at July 31, 2014	4,093,889	$1.55

Exercisable at July 31, 2014	1,923,473	$1.59
Exercisable at April 30, 2014	1,767,621	$1.60

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes stock options outstanding as of July 31, 2014:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.47	123,350	$81,411	October 10, 2014 to September 26, 2016	123,350	$81,411
$0.60	359,373	190,468	December 14, 2014	359,373	190,468
$1.15	700,000	–	July 11, 2019	–	–
$1.23	100,000	–	January 13, 2019	12,500	–
$1.31	600,000	–	December 12, 2018	87,500	–
$1.41	100,000	–	October 1, 2018	18,750	–
$1.44	29,166	–	September 12, 2018	29,166	–
$1.70	650,000	–	December 14, 2016	419,792	–
$1.88	30,000	–	December 13, 2017	11,875	–
$1.90	845,000	–	December 14, 2015 to July 25, 2018	456,667	–
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.90	305,000	–	July 19, 2017	152,500	–
July 31, 2014	4,093,889	$271,879		1,923,473	$271,879
April 30, 2014	3,705,539	$353,637		1,767,621	$332,137

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.13 per share as of July 31, 2014 (April 30, 2014 – $1.25), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2014 was 482,723 (April 30, 2014 – 485,726). The total intrinsic value of options exercised during the three months ended July 31, 2014 was $1,927 (2013 – $67,757). The grant date fair value of options vested during the three months ended July 31, 2014 was $195,957 (2013 – $119,788).

The following table summarizes non-vested stock purchase options outstanding as of July 31, 2014.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2014	1,937,918	$0.87
Granted	700,000	$1.15
Vested	(220,627)	$0.89
Cancelled/Forfeited	(246,875)	$0.67
Non-vested options at July 31, 2014	2,170,416	$0.77

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

As of July 31, 2014, there was $1,378,692 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended
	July 31,
	2014	2013
Cost of sales	$18,476	$8,553
Sales and marketing	60,888	89,340
Research and development	15,546	8,686
General and administrative	61,191	33,487
Total stock-option based compensation	$156,101	$140,066

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of CDN$3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.44) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014. The 732,500 warrants issued expired unexercised on June 20, 2014.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

Following the guidance in ASC 815-40-15, the Company recorded the warrants issued on June 19, 2012 as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency. The fair value of the derivative instruments are revalued at the end of each reporting period, and the change in fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The warrant liability is accounted for at its fair value as follows:

	July 31,	April 30,
	2014	2014
Opening balance at the beginning of the period/year	$–	$93,057
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	–	(93,057)
Fair value of warrants exercised during the period/year	–	–
Fair value of warrant liability at end of period/year	$–	$–

The Company uses the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	July 31, 2014	April 30, 2014	June 14, 2011
Risk-free interest rate	–	–	1.60%
Expected volatility	–	–	70%
Expected term	–	–	1.5 years to 2 years
Dividend yield	–	–	0%

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

The following table summarizes warrants outstanding as of July 31, 2014:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2014	732,500	$3.25	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(732,500)	$3.25	–
Warrants at July 31, 2014	–	–	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2014, the Company matched $14,973 (2013 - $56,250) in shares purchased by employees under the ESPP. During the three months ended July 31, 2014, 39,366 shares (2013 – 22,771) were purchased on the open market under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2014, a total of 556,401 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2013 (expiring March 18, 2014), the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces. The NCIB was renewed on March 19, 2014 (expiring March 18, 2015) and the Company was authorized to purchase 2,458,153 of its common shares. During the period from March 19, 2013 to March 18, 2014, the Company repurchased 180,870 common shares at an average price of $1.53 (CDN$1.61) for a total of $276,731 and during the period from March 19, 2014 to July 31, 2014, the Company repurchased 69,000 common shares at an average price of $1.24 (CDN$1.35) for a total of $85,560. As of July 31, 2014, a total of 304,158 shares have been cancelled and the remaining 47,800 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

A total of 2,500,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2014, 326,613 (2013 - 172,201) DSUs were issued under the DSUP, of which 145,161 were granted to officers or employees and 181,452 were granted to non-employee directors. As of July 31, 2014, a total of 260,814 common shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2014, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
DSUs outstanding at April 30, 2014	1,672,434	$1.09
Granted	326,613	$1.17
Conversions	–	–
DSUs outstanding at July 31, 2014	1,999,047	$1.10

The following table summarizes information regarding the non-vested DSUs outstanding as of July 31, 2014:

		Weighted Average
		Grant Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSUs at April 30, 2014	156,778	$2.16
Granted	326,613	$1.17
Vested	(231,701)	$1.52
Non-vested DSUs at July 31, 2014	251,690	$1.47

As of July 31, 2014 there was $369,365 (2013 – $351,416) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.47 years (2013 – 2.10 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended
	July 31,
	2014	2013
Sales and marketing	$1,667	$6,667
Research and development	2,082	2,082
General and administrative	208,762	225,735
Total DSU-based compensation	$212,511	$234,484

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2014 and 2013:

	Three Months Ended
	July 31,
	2014	2013
North America	$2,322,508	$1,894,107
Europe	389,449	425,031
Asia and Africa	233,934	272,120
Latin America	81,280	268,229
	$3,027,171	$2,859,487

Contained within the results of North America for the three months ended July 31, 2014 are revenues from the United States of $2,019,401 (2013 - $1,208,859) and from Canada of $303,107 (2013 - $685,248).

Contained within the results of Europe for the three months ended July 31, 2014 are revenues from the United Kingdom of $117,183 (2013 - $162,140), from Germany of $49,761 (2013 - $47,161), from Ireland of $43,401 (2013- $59,344), from Switzerland of $24,374 (2013 - $9,320), and from Greece of $23,457 (2013 - $5,669).

Contained within the results of Asia and Africa for the three months ended July 31, 2014 are revenues from Japan of $102,409 (2013 - $154,668), from Hong Kong of $28,345 (2013 - $nil), and from Australia of $27,219 (2013 - $25,290).

Contained within the results of Latin America for the three months ended July 31, 2014 are revenues from Mexico of $17,694 (2013 - $151,848).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2014	April 30, 2014
Canada	$8,306,806	$8,230,891
United States	53,628	44,816
	$8,360,434	$8,275,707

Revenue from significant customers for the three months ended July 31, 2014 and 2013 is summarized as follows:

	Three Months Ended
	July 31,
	2014	2013
Customer A	3%	10%

Accounts receivable balances for Customer A were $286,219 as at July 31, 2014 (April 30, 2014 - $253,441).

Note 7	Commitments

a)

On January 11, 2011, the Company entered into a lease agreement, which commenced on October 1, 2011, and expires September 30, 2014 for which a deposit of $45,985 was made. The monthly lease payment under the agreement is $21,821 plus $22,296 in operating costs. On November 27, 2013, the Company entered into an extension of this lease agreement, which commences on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $23,719 plus $22,296 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,375 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $4,100 plus $3,819 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $9,907 plus $495 in operating expenses.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

Note 7	Commitments – (cont’d)

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2015	$71,266	$469,025	$540,291
2016	95,021	644,435	739,456
2017	95,021	593,417	688,438
2018	95,021	572,644	667,665
2019	95,021	574,941	669,962
2020	−	239,559	239,559
	$451,350	$3,094,021	$3,545,371

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended
	July 31,
	2014	2013
Net income (loss)	$(1,063,373)	$(1,225,291)
Weighted average common shares outstanding – basic and diluted	42,592,851	41,934,880
Basic and diluted EPS	$(0.02)	$(0.03)

As at July 31, 2014 and July 31, 2013, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 6,092,936 and 6,117,804, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

     On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 7,680,168 shares of our common stock and 369,836 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 369,836 shares of our common stock.

     On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. (“FirstHand”) through the issuance of 5.9 million shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. (“BridgePort Networks”) by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

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

     Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) payments to third party vendors for compression/decompression software known as codecs, (e) amortization of capitalized software that is implemented into our products and (f) warranty expense.

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

     We believe that of our significant accounting policies the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Basis of Presentation

     The interim consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, CounterPath Technologies, a company existing under the laws of the province of British Columbia, Canada, and BridgePort Networks, a company incorporated under the laws of the state of Delaware. All inter-company transactions and balances have been eliminated.

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

     These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2014 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2014 annual audited consolidated financial statements.

     Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

Revenue Recognition

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) ASC 985-605 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."

     In all of our arrangements, we do not recognize any revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be probable. For distribution and reseller arrangements, fees are fixed or determinable and collection probable when there are no rights to exchange or return and fees are not dependent upon payment from the end-user. If any of these criteria are not met, revenue is deferred until such time that all criteria have been met.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the three months ended July 31, 2014 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2014, we recorded an expense of $368,612 in connection with share-based payment awards. A future expense of non-vested options of $1,378,692 is expected to be recognized over a weighted-average period of 2.8 years. A future expense of non-vested deferred share units of $359,491 is expected to be recognized over a weighted-average period of 2.4 years.

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

Goodwill

     We have goodwill on our balance sheet related to the acquisitions of NewHeights and FirstHand. Goodwill is carried and reported at acquisition cost. The determination of the net carrying value of goodwill and the extent to which, if any, there is impairment, is dependent on material estimates and judgments on our part, including the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Goodwill—Impairment Assessments

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2013, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2014.

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

     We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2014 we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

Use of Estimates

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions which affect the amounts reported in our interim consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Results of Operations

     Our operating activities during the three months ended July 31, 2014 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at July 31, 2014 and April 30, 2014 and for the three months ended July 31, 2014 and 2013 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2014 and 2013 and the audited consolidated financial statements for the fiscal year ended April 30, 2014. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	July 31, 2014	April 30, 2014
Cash and cash equivalents	$6,852,017	$7,172,798
Current assets	$9,901,947	$10,735,916
Current liabilities	$4,201,124	$4,031,301
Total liabilities	$4,286,533	$4,056,932
Total assets	$18,381,915	$19,136,890

	Three Months Ended July 31,
Selected Consolidated Statements of Operations Data	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,027,171	100%		$2,859,487	100%

Operating expenses	$4,455,539	147%		$4,197,543	147%
Income (loss) from operations	($1,428,368)	(47%	)	($1,338,056)	(47%	)
Interest and other income, net	$7,694	−%		$26,714	1%
Fair value adjustment on derivative instrument	−	−%		$85,987	3%
Foreign exchange gain (loss)	$357,301	12%		$64	−%
Net income (loss) before income taxes	($1,063,373)	(35%	)	($1,225,291)	(43%	)

Net income (loss) per share -Basic and diluted	($0.02)			($0.03)

Weighted average common shares outstanding -Basic and diluted	42,592,851			41,934,880

Revenue

	Three Months Ended July 31,
	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,873,948	62%	$1,647,520	58%	$226,428	14%
Service	$1,153,223	38%	$1,211,967	42%	($58,744)	(5%	)
Total revenue	$3,027,171	100%	$2,859,487	100%	$167,684	6%

Revenue by Region
International	$704,663	23%	$965,380	34%	($260,717)	(27%	)
North America	$2,322,508	77%	$1,894,107	66%	$428,401	23%
Total revenue	$3,027,171	100%	$2,859,487	100%	$167,684	6%

     For the three months ended July 31, 2014, we generated $3,027,171 in revenue compared to $2,859,487 for the three months ended July 31, 2013, representing an increase of $167,684 or 6%. Software revenue increased $226,428 or 14% to $1,873,948 for the three months ended July 31, 2014 compared to $1,647,520 for the three months ended July 31, 2013. The increase in software revenue was primarily a result of an increase in sales to enterprises and channel partners partially offset by a decrease in sales to service providers. Service revenue for the three months ended July 31, 2014 was $1,153,223 compared to $1,211,967 for the three months ended July 31, 2013. The decrease of $58,744 or 5% in service revenue was primarily a result of a decrease in service sales to service providers largely offset by an increase in service sales to enterprises and channel partners. North American revenue increased by 23% compared to the three months ended July 31, 2013, primarily as a result of higher sales of software and services to enterprises and channel partners partially offset by weaker sales to service providers. International revenue outside of North America decreased by 27% during the three months ended July 31, 2014 compared to the three months ended July 31, 2013, primarily due to lower sales to service providers in Latin America, Europe, and Asia and Africa.

Operating Expenses

Cost of Sales

     Cost of sales for the three months ended July 31, 2014 and 2013 were as follows:

	July 31, 2014		July 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$618,054	20%	$557,455	19%	$60,599	11%

     Cost of sales was $618,054 for the three months ended July 31, 2014 compared to $557,455 for the three months ended July 31, 2013. The increase of $60,599 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $43,000, an increase in other expenses of approximately $15,000 and an increase in stock based compensation of approximately $10,000. The increases in cost of sales was partially offset by a decrease in licenses and permits of approximately $7,000 due to lower sales of those licenses.

Sales and Marketing

     Sales and marketing expenses for the three months ended July 31, 2014 and 2013 were as follows:

	July 31, 2014		July 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,137,768	38%	$1,213,483	42%	($75,715)	(6%	)

     Sales and marketing expenses were $1,137,768 for the three months ended July 31, 2014 compared to $1,213,483 for the three months ended July 31, 2013. The decrease of $75,715 was primarily attributable to a decrease in travel and trade show expenses of approximately $38,000, a decrease in stock based compensation of approximately $33,000 and a decrease in other expenses of approximately $5,000.

Research and Development

     Research and development expenses for the three months ended July 31, 2014 and 2013 were as follows:

	July 31, 2014		July 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,496,206	49%	$1,413,075	49%	$83,131	6%

     Research and development expenses were $1,496,206 for the three months ended July 31, 2014 compared to $1,413,075 for the three months ended July 31, 2013. The increase of $83,131 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $90,000 and an increase in stock based compensation of approximately $7,000. The increase in research and development expense was partially offset by a decrease in other expenses of approximately $14,000.

General and Administrative

     General and administrative expenses for the three months ended July 31, 2014 and 2013 were as follows:

	July 31, 2014		July 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,203,511	40%	$1,013,530	35%	$189,981	19%

     General and administrative expenses were $1,203,511 for the three months ended July 31, 2014 compared to $1,013,530 for the three months ended July 31, 2013. The increase of $189,981 in general and administrative expenses was primarily attributable to an increase in patent costs of approximately $62,000, an increase in investor relations costs of $47,000, an increase in legal, audit and professional expenses of approximately $30,000, an increase in filing fees of approximately $20,000, an increase in depreciation of approximately $12,000, an increase in stock based compensation of approximately $11,000 and an increase in other expenses of approximately $8,000.

Interest and Other Income

     Interest income for the three months ended July 31, 2014 was $8,049 compared to $27,485 for the three months ended July 31, 2013. Interest expense for the three months ended July 31, 2014 was $355 compared to $771 for the three months ended July 31, 2013.

     Foreign exchange gain (loss) for the three months ended July 31, 2014 was $357,301 compared to $64 for the three months ended July 31, 2013. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars and transactional losses and gains. As well, the foreign exchange gain (loss) includes the translation of funds held in the parent company in currencies other than U.S. dollars.

Liquidity and Capital Resources

     As of July 31, 2014, we had $6,852,017 in cash and cash equivalents compared to $7,172,798 as of April 30, 2014, representing a decrease of $320,781. Our working capital was $5,700,823 at July 31, 2014 compared to $6,704,615 at April 30, 2014, representing a decrease of $1,003,792. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

     Our company has $5,124,248 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

     Our operating activities resulted in a net cash outflow of $233,551 for the three months ended July 31, 2014. This compares to a net cash inflow of $179,864 for the same period last year representing an increase of $413,415 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2014 was primarily a result of a net loss of $1,063,373 and a non-cash foreign exchange gain of $348,247. The net cash outflow was offset by a decrease in accounts receivable of $518,036, an increase in accounts payable of $113,223 and by adjustment for non-cash expenses including $368,612 for stock based compensation and $67,510 of depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $73,699, for the three months ended July 31, 2014 primarily for purchases of computer equipment. This compares with a net cash outflow from investing activities of $20,405 for the same period last year primarily for purchases of computer equipment. At July 31, 2014, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash outflow of $55,671 for the three months ended July 31, 2014 compared to a net cash outflow of $68,326 for the three months ended July 31, 2013. The net cash outflow was primarily a result of repurchasing 46,800 shares of common stock at an average price of $1.18 per share for $55,458.

Off-Balance Sheet Arrangements

     We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

     In December 2011, FASB issued Accounting Standards Updates (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosure About Offsetting Assets and Liabilities, that included new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. We adopted this standard as of May 1, 2014 and it did not materially impact the consolidated financial statements.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Operating expenses increased to $4,455,539 for the three months ended July 31, 2014 from $4,197,543 for the three months ended July 31, 2013 while our revenue increased to $3,027,171 for the three months ended July 31, 2014 from $2,859,487 for the three months ended July 31, 2013. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

     We face larger and better-financed competitors, which may affect our ability to achieve or maintain profitability.

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

     Our inability to compete successfully in our markets would harm our operating results and negatively affect our profitability.

     A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

     A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, or a delisting from a stock exchange on which our common stock trades. For example, we will be noncompliant with NASDAQ continued listing requirements if our common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement. Because our operations have been partially financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

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

     We may not successfully sell our products in certain geographic markets or develop and manage new sales channels in accordance with our business plan.

     We expect to continue to sell our products in certain geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.

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

     We are subject to the credit risk of our customers. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our operating results.

     We are exposed to fluctuations in interest rates and exchange rates associated with foreign currencies.

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2014 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes as of July 31, 2014 (2013 - none).

     We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of July 31, 2014, we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value of forward contracts as of July 31, 2014 was $nil (2013- $2,760).

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 42,586,267 shares of common stock that were issued and outstanding as of July 31, 2014, our directors owned approximately 27% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     The exercise of all or any number of outstanding stock options or the issuance of other stock-based awards or any issuance of shares to raise funds may dilute your holding of shares of our common stock.

     If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options and deferred share units as at July 31, 2014, then we would be required to issue an additional 3,670,830 shares of our common stock, which would represent approximately 9% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     On July 11, 2014, we granted 326,613 deferred share units to five non-employee directors and two officers exchangeable into 326,613 shares of our common stock on a one for one basis pursuant to our Deferred Share Unit Plan. 145,161 of the deferred share units vest immediately and 181,452 of the deferred share units vest as to one-third (1/3) of the number of deferred share units granted on the first, second and third anniversaries of the award date. We issued the deferred share units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 11, 2014, we granted 700,000 stock options pursuant to our 2010 Stock Option Plan to 20 employees. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.15. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 340,000 the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 360,000 of the stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 1, 2014 to May 31, 2014(1)	15,400	$1.33	15,400	2,420,553
June 1, 2014 to June 30, 2014(1)	11,700	$1.22	11,700	2,408,853
July 1, 2014 to July 31, 2014(1)	19,700	$1.26	19,700	2,389,153
Total	46,800	$1.27(2)	46,800	2,389,153

(1)	Pursuant to a normal course issuer bid, announced on March 17, 2014, which commenced on March 19, 2014 and expires on March 18, 2015, to purchase up to 2,458,153 shares of our common stock.

(2)	Weighted average price.

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

10.4	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

(101)	XBRL

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 11, 2014

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: September 11, 2014