Form 10-Q
period 2014-10-31
COUNTERPATH CORP
filed 2014-12-11
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,555,077 shares of common stock issued and outstanding as of December 8, 2014.

COUNTERPATH CORPORATION
OCTOBER 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2014 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2014	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,058,448	$7,172,798
Accounts receivable (net of allowance for doubtful accounts of $338,649 and $240,681, respectively)	2,997,114	3,401,491
Prepaid expenses and deposits	143,993	161,627
Total current assets	8,199,555	10,735,916

Deposits	116,697	125,267
Equipment	205,561	154,293
Goodwill – Note 2(e)	7,851,939	8,018,578
Other assets	122,881	102,836
Total Assets	$16,496,633	$19,136,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,464,453	$2,326,763
Unearned revenue	1,605,998	1,625,826
Customer deposits	9,553	9,553
Accrued warranty	74,007	69,159
Total current liabilities	4,154,011	4,031,301

Deferred lease inducements	58,065	−
Unrecognized tax benefit	25,631	25,631
Total liabilities	4,237,707	4,056,932

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2014 – nil; April 30, 2014 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 100,000,000 Issued and outstanding: October 31, 2014 – 42,524,467; April 30, 2014 – 42,599,869	42,525	42,600
Treasury stock	(154)	(16)
Additional paid-in capital	67,261,524	66,910,540
Accumulated deficit	(53,391,195)	(50,889,038)
Accumulated other comprehensive loss – currency translation adjustment	(1,653,774)	(984,128)
Total stockholders’ equity	12,258,926	15,079,958
Liabilities and Stockholders’ Equity	$16,496,633	$19,136,890

Commitments – Note 7

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue – Note 6:
Software	$1,720,742	$1,451,475	$3,594,690	$3,098,995
Service	1,130,366	1,095,335	2,283,589	2,307,302
Total revenue	2,851,108	2,546,810	5,878,279	5,406,297
Operating expenses:
Cost of sales (includes depreciation of $23,855 (2013 – $45,598))	586,455	571,857	1,204,509	1,129,312
Sales and marketing	1,225,776	1,315,421	2,363,544	2,528,904
Research and development	1,455,168	1,324,308	2,951,374	2,737,383
General and administrative	1,206,883	1,101,457	2,410,394	2,114,987
Total operating expenses	4,474,282	4,313,043	8,929,821	8,510,586
Loss from operations	(1,623,174)	(1,766,233)	(3,051,542)	(3,104,289)
Interest and other income (expense), net:
Interest and other income	3,674	56,989	11,718	84,474
Interest expense	–	(161)	(350)	(932)
Fair value adjustment on derivative instruments – Note 4	–	(12,574)	–	73,413
Foreign exchange gain (loss)	180,716	(389,249)	538,017	(389,185)
Net loss for the period	$(1,438,784)	$(2,111,228)	$(2,502,157)	$(3,336,519)

Net loss per share:
Basic and diluted – Note 8	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,552,576	42,007,439	42,572,713	41,971,160

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

Net loss for the period	$(1,438,784)	$(2,111,228)	$(2,502,157)	$(3,336,519)
Other comprehensive loss:
Foreign currency translation adjustments	(435,502)	(154,988)	(669,646)	(284,227)
Comprehensive loss	$(1,874,286)	$(2,266,216)	$(3,171,803)	$(3,620,746)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(2,502,157)	$(3,336,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,650	112,974
Stock-based compensation	570,121	637,043
Fair value adjustment on derivative instruments	–	(73,413)
Foreign exchange gain	(355,594)	(1,382)
Changes in assets and liabilities:
Accounts receivable	404,377	1,064,192
Prepaid expenses and deposits	18,507	35,864
Other assets	(19,988)	(15,925)
Accounts payable and accrued liabilities	109,244	(69,067)
Unearned revenue	(19,828)	91,330
Deferred lease inducements	58,065	(15,540)
Accrued warranty	4,848	(13,930)
Net cash used in operating activities	(1,617,755)	(1,584,373)

Cash flows from investing activities:
Purchase of equipment	(169,048)	(63,870)
Deposits	–	(5,824)
Net cash used in investing activities	(169,048)	(69,694)

Cash flows from financing activities:
Common stock issued	–	70,565
Common stock repurchased	(219,350)	(162,737)
Net cash used in financing activities	(219,350)	(92,172)

Foreign exchange effect on cash	(108,197)	(59,583)

Net decrease in cash	(2,114,350)	(1,805,822)

Cash, beginning of the period	7,172,798	11,229,595
Cash, end of the period	$5,058,448	$9,423,773

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$350	$932

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2014
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2014	42,599,869	$42,600	(16,200)	$(16)	$66,910,540	$(50,889,038)	$(984,128)	$15,079,958

Shares issued:
Exercise of stock options	1,598	2	–	–	(215)	–	–	(213)
Share repurchase plan	–	–	(215,170)	(215)	(218,922)	–	–	(219,137)
Cancellation of shares – Note 5	(77,000)	(77)	77,000	77	–	–	–	–
Stock-based compensation – Note 5	–	–	–	–	570,121	–	–	570,121
Net loss for the period	–	–	–	–	–	(2,502,157)	–	(2,502,157)
Foreign currency translation adjustment	–	–	–	–	–	–	(669,646)	(669,646)

Balance, October 31, 2014 (unaudited)	42,524,467	$42,525	(154,370)	$(154)	$67,261,524	$(53,391,195)	$(1,653,774)	$12,258,926

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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
October 31, 2014
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

Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

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
October 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

d)	Derivative Instruments

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six months ended October 31, 2014.

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
October 31, 2014
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill (cont’d)

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2014 was $5,990,518 (CDN$6,704,947) (April 30, 2014 - $6,117,653) and $1,861,421 (CDN$2,083,414) (April 30, 2014 - $1,900,925). Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2014 and 2013.

f)	Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2014	2014
Balance of allowance for doubtful accounts, beginning of period/year	$240,681	$456,051
Bad debt provision	326,063	415,448
Write-off of receivables	(228,095)	(630,818)
Balance of allowance for doubtful accounts, end of period/year	$338,649	$240,681

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

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the six months ended October 31, 2014 and October 31, 2013, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and deferred share units (“DSUs”) of 6,182,495 and 5,004,257, respectively, were not included in the computation of diluted EPS because the effect was anti- dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 3	Related Party Transactions

During the three and six months ended October 31, 2014, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $23,073 and $46,147 (2013 - $17,226 and $34,452), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $8,040 and $16,079 (2013 - $nil and $nil) for the three and six months ended October 31, 2014.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and six months ended October 31, 2014 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and six months ended October 31, 2014, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and six months ended October 31, 2014, the Company did not entered into any foreign currency forward contracts. During the three and six months ended October 31, 2013, the Company had $4,000,000 of notional value foreign currency forward contracts that matured through February 28, 2014. The fair value marked to market gain of those forward contracts as of October 31, 2013 was ($9,814).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

The fair value of the derivative instrument is primarily based on the standard industry accepted binomial model (Note 5). The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2014 and April 30, 2014.

	Carrying		Fair Value
As at October 31, 2014	Amount	Fair Value	Levels	Reference
Cash	$5,058,448	$5,058,448	1	N/A
Accounts receivable	$2,997,114	$2,997,114	2	N/A

	Carrying		Fair Value
As at April 30, 2014	Amount	Fair Value	Levels	Reference
Cash	$7,172,798	$7,172,798	1	N/A
Accounts receivable	$3,401,491	$3,401,491	2	N/A

Forward contracts		October 31,		April 30,
		2014		2014
Opening balance at the beginning of the period/year	$	−		$9,830
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		180,396
Fair value of forward contracts settled during the period/year		−		(190,226)
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase common shares of the Company’s common stock may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common shares of the Company’s common stock at an exercise price determined by the board of directors (the “Board”) of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

On September 9, 2014, the maximum number of common shares of common stock authorized by the stock holders and reserved for issuance by the Board under the 2010 Stock Option Plan was increased from 6,860,000 to 7,860,000.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the six months ended October 31, 2014 and 2013 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the three and six months ended October 31, 2014 and 2013 was $1.05 and $1.13, respectively and $0.78 and $0.89, respectively. The weighted- average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Risk-free interest rate	1.83%	1.57%	1.68%	1.31%
Expected volatility	54.66%	73.28%	57.62%	78.94%
Expected term	3.7 years	3.7 years	3.7 years	3.7 years
Dividend yield	0%	0%	0%	0%

The following is a summary of the status of the Company’s stock options as of October 31, 2014 and the stock option activity during the six months ended October 31, 2014:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2014	3,705,539	$1.62
Granted	837,000	$1.13
Exercised(1)	(2,920)	$0.47
Forfeited/Cancelled	(356,171)	$1.47
Outstanding at October 31, 2014	4,183,448	$1.54

Exercisable at October 31, 2014	2,056,655	$1.61
Exercisable at April 30, 2014	1,767,621	$1.60

(1)	2,920 were cashlessly exercised upon which 1,598 common stock were issued.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes stock options outstanding as of October 31, 2014:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.47	122,950	$57,774	January 5, 2015 to September 26, 2016	122,950	$57,774
$0.60	358,373	121,811	December 14, 2014	358,373	121,811
$1.05	137,000	–	September 12, 2019	–	–
$1.15	700,000	–	July 11, 2019	–	–
$1.23	100,000	–	January 13, 2019	18,750	–
$1.31	600,000	–	December 12, 2018	125,000	–
$1.41	100,000	–	October 1, 2018	25,000	–
$1.70	650,000	–	December 14, 2016	460,416	–
$1.88	13,125	–	December 13, 2017	13,125	–
$1.90	845,000	–	December 14, 2015 to July 25, 2018	509,479	–
$2.00	12,000	–	December 31, 2014 to February 28, 2015	12,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.90	305,000	–	July 19, 2017	171,562	–
October 31, 2014	4,183,448	$179,585		2,056,655	$179,585
April 30, 2014	3,705,539	$353,637		1,767,621	$332,137

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.94 per share as of October 31, 2014 (April 30, 2014 – $1.25), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2014 was 481,323 (April 30, 2014 – 485,726). The total intrinsic value of options exercised during the six months ended October 31, 2014 was $1,927 (2013 – $168,839). The grant date fair value of options vested during the three and six months ended October 31, 2014 and 2013 was $157,456 and $353,413, respectively and $160,286 and $280,074, respectively.

The following table summarizes non-vested stock purchase options outstanding as of October 31, 2014.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2014	1,937,918	$0.87
Granted	837,000	$0.50
Vested	(384,375)	$0.92
Cancelled/Forfeited	(263,750)	$0.69
Non-vested options at October 31, 2014	2,126,793	$0.74

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

As of October 31, 2014, there was $1,265,833 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Cost of sales	$17,611	$18,285	$36,088	$26,838
Sales and marketing	65,546	107,933	126,433	197,273
Research and development	14,467	15,851	30,013	24,537
General and administrative	59,830	37,083	121,021	70,570
Total stock-option based compensation	157,454	$179,152	$313,555	$319,218

Warrants

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one common share of the Company at an exercise price of CDN$1.75 per share until December 14, 2012.

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of CDN$3,662,500 ($3,579,335) at a price of CDN$2.50 ($2.44) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014. The 732,500 warrants issued expired unexercised on June 20, 2014.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants – (cont’d)

Following the guidance in ASC 815-40-15, the Company recorded the warrants issued on June 19, 2012 as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency. The fair value of the derivative instruments was revalued at the end of each reporting period, and the change in fair value of the derivative instruments was recorded as a gain or loss in the Company’s consolidated statements of operations.

The warrant liability was accounted for at its fair value as follows:

	October 31,	April 30,
	2014	2014
Opening balance at the beginning of the period/year	$–	$93,057
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	–	(93,057)
Fair value of warrants exercised during the period/year	–	–
Fair value of warrant liability at end of period/year	$–	$–

The Company used the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	October 31, 2014	April 30, 2014	June 14, 2011
Risk-free interest rate	–	–	1.60%
Expected volatility	–	–	70%
Expected term	–	–	1.5 years to 2 years
Dividend yield	–	–	0%

The fair value of the warrants were classified as a derivative liability until such time as they were exercised or expired. The balance of unexercised warrants expired on June 14, 2013, and the balance in the liability account of $93,057 has been recorded as a gain in the Company’s consolidated statement of operations for the year ended April 30, 2014.

The following table summarizes warrants outstanding as of October 31, 2014:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2014	732,500	$3.25	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(732,500)	$3.25	–
Warrants at October 31, 2014	–	–	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2014, the Company matched $29,968 (2013 - $26,106) in shares purchased by employees under the ESPP. During the six months ended October 31, 2014, 84,813 shares (2013 – 48,222) were purchased on the open market under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of October 31, 2014, a total of 556,401 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2013 (expiring March 18, 2014), the Company was authorized to purchase 2,462,365 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian or US marketplaces. The NCIB was renewed on March 19, 2014 (expiring March 18, 2015) and the Company was authorized to purchase 2,458,153 of its common shares. During the period from March 19, 2013 to March 18, 2014, the Company repurchased 180,870 common shares at an average price of $1.53 (CDN$1.61) for a total of $276,731 and during the period from March 19, 2014 to October 31, 2014, the Company repurchased 237,370 common shares at an average price of $1.06 (CDN$1.17) for a total of $250,966. As of October 31, 2014, a total of 365,958 shares have been cancelled and the remaining 154,370 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

On September 9, 2014, the common shares reserved for issuance under the DSUP plan was increased from 2,500,000 to 3,000,000. During the six months ended October 31, 2014, 326,613 (2013 – 172,201) DSUs were issued under the DSUP, of which 145,161 were granted to officers or employees and 181,452 were granted to non-employee directors. As of October 31, 2014, a total of 760,814 common shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2014, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSU’s	Value Per Unit
DSUs outstanding at April 30, 2014	1,672,434	$1.09
Granted	326,613	$1.17
Conversions	–	–
DSUs outstanding at October 31, 2014	1,999,047	$1.10

The following table summarizes information regarding the non-vested DSUs outstanding as of October 31, 2014:

		Weighted
		Average Grant
		Date Fair
	Number of DSU’s	Value Per Unit
Non-vested DSUs at April 30, 2014	156,778	$2.16
Granted	326,613	$1.17
Vested	(231,701)	$1.52
Non-vested DSUs at October 31, 2014	251,690	$1.47

As of October 31, 2014, there was $315,365 (2013 – $297,160) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.47 years (2013 – 1.94 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Sales and marketing	$–	$6,667	$1,667	$13,334
Research and development	2,082	2,082	4,164	4,164
General and administrative	41,974	74,592	250,736	300,327
Total DSU-based compensation	$44,056	$83,341	$256,567	$317,825

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
North America	$1,795,720	$1,880,466	$4,118,229	$3,774,573
Europe	529,697	286,103	919,146	711,134
Asia and Africa	412,517	232,382	646,450	504,502
Latin America	113,174	147,859	194,454	416,088
	$2,851,108	$2,546,810	$5,878,279	$5,406,297

Contained within the results of North America for the three and six months ended October 31, 2014 are revenues from the United States of $1,410,153 and $3,429,554 (2013 - $1,491,481 and $2,700,339), respectively, and from Canada of $385,567 and $688,675 (2013 - $388,985 and $1,074,234), respectively.

Contained within the results of Europe for the three and six months ended October 31, 2014 are revenues from the United Kingdom of $221,992 and $339,175 (2013 - $48,502 and $210,642), respectively, from Germany of $52,499 and $102,260 (2013 - $50,963 and $98,124), respectively, from Ireland of $52,468 and $95,869 (2013- $1,099 and $60,443), respectively, from Norway of $46,290 and $61,644 (2013 - $19,470 and $33,077), respectively, and from Switzerland of $27,491 and $51,865 (2013 - $14,146 and $23,466), respectively.

Contained within the results of Asia and Africa for the three and six months ended October 31, 2014 are revenues from the United Arab Emirates of $267,682 and $273,812 (2013 - $25,025 and $25,907), respectively, from Japan of $45,881 and $148,290 (2013 - $42,640 and $197,308), respectively, from Australia of $24,799 and $52,018 (2013 - $25,906 and $51,196), respectively, from South Africa of $14,713 and $23,100 (2013 - $18,028 and $38,717), respectively, and from China of $8,471 and $16,267 (2013 - $17,859 and $42,213), respectively.

Contained within the results of Latin America for the three and six months ended October 31, 2014 are revenues from Mexico of $69,574 and $87,268 (2013 - $33,995 and $185,843), respectively, from Colombia of $11,961 and $29,484 (2013 - $78,950 and $137,010), respectively, from Brazil of $11,806 and $28,729 (2013 - $17,506 and $39,756), respectively, from Chile of $8,008 and $22,921 (2013 - $5,427 and $24,264), respectively, and from Costa Rica of $2,674 and $6,839 (2013 - $nil and $nil), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2014	April 30, 2014
Canada	$8,071,269	$8,230,891
United States	109,112	44,816
	$8,180,381	$8,275,707

Note 7	Commitments

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $23,038 plus $21,656 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,368 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,982 plus $3,709 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $9,829 plus $495 in operating expenses.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2015	$46,147	$302,610	$348,757
2016	92,293	628,585	720,878
2017	92,293	577,376	669,669
2018	92,293	556,276	648,569
2019	92,293	558,437	650,730
2020	−	232,682	232,682
	$415,319	$2,855,966	$3,271,285

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net loss	$(1,438,784)	$(2,111,228)	$(2,502,157)	$(3,336,519)
Weighted average common shares outstanding – basic and diluted	42,552,576	42,007,439	42,572,713	41,971,160
Basic and diluted EPS	$(0.03)	$(0.05)	$(0.06)	$(0.08)

As at October 31, 2014 and October 31, 2013, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 6,182,495 and 5,004,257, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

            The amount of product configuration and customization required by a customer generally increases as the size of the customer’s deployment of software increases. The number of software licenses purchased has a direct impact on the average selling price. Services and pricing may vary depending upon a customer's requirements for technical support, implementation and training.

            We believe that our revenue and results of operations may vary significantly from quarter-to-quarter as a result of long and uncertain sales and deployment cycles, new product introductions and variations in customer ordering patterns.

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

            We believe that of our significant accounting policies, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

            Operating results for the three and six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

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

Stock-Based Compensation

            Stock options granted are accounted for under ASC 718, Share-Based Payment, and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the six months ended October 31, 2014 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2014, we recorded an expense of $570,121 in connection with share-based payment awards. A future expense of non-vested options of $1,265,833 is expected to be recognized over a weighted-average period of 2.7 years. A future expense of non-vested deferred share units of $315,436 is expected to be recognized over a weighted-average period of 2.2 years.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2014, did not result in an impairment charge, nor did we record any goodwill impairment for the three and six months ending October 31, 2014.

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

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of October 31, 2014, we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

            Our operating activities during the six months ended October 31, 2014 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, on-line sales, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at October 31, 2014 and April 30, 2014 and for the three and six months ended October 31, 2014 and 2013 has been derived from the consolidated unaudited financial statements and accompanying notes for the six months ended October 31, 2014 and 2013 and the audited consolidated financial statements for the fiscal year ended April 30, 2014. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	October 31, 2014	April 30, 2014
Cash and cash equivalents	$5,058,448	$7,172,798
Current assets	$8,199,555	$10,735,916
Current liabilities	$4,154,011	$4,031,301
Total liabilities	$4,237,707	$4,056,932
Total assets	$16,496,633	$19,136,890

	Three Months Ended October 31,
Selected Consolidated Statements of Operations Data	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,851,108	100%		$2,546,810	100%

Operating expenses	$4,474,282	157%		$4,313,043	169%
Loss from operations	($1,623,174)	(57%	)	($1,766,233)	(69%	)
Interest and other income, net	$3,674	−%		$56,828	2%
Fair value adjustment on derivative instrument	−	−%		($12,574)	−%
Foreign exchange gain (loss)	$180,716	6%		($389,249)	(16%	)
Net loss before income taxes	($1,438,784)	(50%	)	($2,111,228)	(83%	)

Net loss per share
-Basic and diluted	($0.03)			($0.05)

Weighted average common shares outstanding
-Basic and diluted	42,552,576			42,007,439

	Six Months Ended October 31,
Selected Consolidated Statements of Operations Data	2014			2013
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$5,878,279	100%		$5,406,297	100%

Operating expenses	$8,929,821	(152%	)	$8,510,586	(158%	)
Loss from operations	($3,051,542)	(52%	)	($3,104,289)	(58%	)
Interest and other income, net	$11,368	−%		$83,542	2%
Fair value adjustment on derivative instrument	−	−%		$73,413	1%
Foreign exchange gain (loss)	$538,017	9%		($389,185)	(7%	)
Net loss before income taxes	($2,502,157)	(43%	)	($3,336,519)	(62%	)

Net loss per share
-Basic and diluted	($0.06)			($0.08)

Weighted average common shares outstanding
-Basic and diluted	42,572,713			41,971,160

Revenue

	Three Months Ended October 31,
	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,720,742	60%	$1,451,475	57%	$269,267	19%
Service	$1,130,366	40%	$1,095,335	43%	$35,031	3%
Total revenue	$2,851,108	100%	$2,546,810	100%	$304,298	12%

Revenue by Region
International	$1,055,388	37%	$666,343	26%	$389,045	58%
North America	$1,795,720	63%	$1,880,467	74%	($84,747)	(5%	)
Total revenue	$2,851,108	100%	$2,546,810	100%	$304,298	12%

            For the three months ended October 31, 2014, we generated $2,851,108 in revenue compared to $2,546,810 for the three months ended October 31, 2013, representing an increase of $304,298 or 12%. Software revenue increased $269,267 or 19% to $1,720,742 for the three months ended October 31, 2014 compared to $1,451,475 for the three months ended October 31, 2013. The increase in software revenue was primarily a result of an increase in sales to sales providers and enterprises partially offset by a decrease in sales to channel partners. Service revenue for the three months ended October 31, 2014 was $1,130,366 compared to $1,095,335 for the three months ended October 31, 2013. The increase of $35,031 or 3% in service revenue was primarily a result of an increase in service sales to sales providers and enterprises partially offset by a decrease in service sales to channel partners. North American revenue decreased by 5% compared to the three months ended October 31, 2013, primarily as a result of lower sales of software and services to channel partners and service providers partially offset by stronger sales to enterprises. International revenue outside of North America increased by 58% during the three months ended October 31, 2014 compared to the three months ended October 31, 2013, primarily due to higher sales to service providers in Europe and Asia.

	Six Months Ended October 31,
	2014		2013		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,594,690	61%	$3,098,995	57%	$495,695	16%
Service	$2,283,589	39%	$2,307,302	43%	($23,713)	(1%	)
Total revenue	$5,878,279	100%	$5,406,297	100%	$471,982	9%
Revenue by Region
International	$1,760,050	30%	$1,631,724	31%	$128,326	8%
North America	$4,118,229	70%	$3,774,573	69%	$343,656	9%
Total revenue	$5,878,279	100%	$5,406,297	100%	$471,982	9%

            For the six months ended October 31, 2014, we generated $5,878,279 in revenue compared to $5,406,297 for the six months ended October 31, 2013. This represents an increase of $471,982 or 9% from the same period last year. We generated $3,594,690 in software revenue for the six months ended October 31, 2014 compared to $3,098,995 for the six months ended October 31, 2013, representing an increase of $495,695 or 16%. The increase in software revenue for the six months ended October 31, 2014 was primarily a result of an increase in sales to enterprises and service providers. For the six months ended October 31, 2014, service revenue was $2,283,589 compared to $2,307,302 for the six months ended October 31, 2013. The decrease of $23,713 or 1% in service revenue was primarily a result of a decrease in sales to service providers partially offset by an increase in sales to enterprises. International revenue outside of North America increased by 8% during the six months ended October 31, 2014 compared to the six months ended October 31, 2013, as a result of increased sales to service providers in Asia and channel partners in Europe. North American revenue increased by 9%, compared to the six months ended October 31, 2013, due primarily to an increase in sales of software and services to North American enterprises partially offset by lower sales to channel partners and service providers.

Operating Expenses

Cost of Sales

           Cost of sales for the three and six months ended October 31, 2014 and 2013 were as follows:

	October 31, 2014		October 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$586,455	21%	$571,857	22%	$14,598	3%
Six months ended	$1,204,509	21%	$1,129,312	21%	$75,197	7%

            Cost of sales was $586,455 for the three months ended October 31, 2014 compared to $571,857 for the three months ended October 31, 2013. The increase of $14,598 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $12,500, an increase in licenses and permits of approximately $7,800 due to higher sales of those licenses and an increase in other expenses of approximately $11,800. The increase in cost of sales was offset by a decrease in depreciation expenses of approximately $17,500.

            Cost of sales was $1,204,509 for the six months ended October 31, 2014 compared to $1,129,312 for the six months ended October 31, 2013. The increase of $75,197 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $55,000, and an increase in other expenses of approximately $36,600. The increase in cost of sales was offset by a decrease in depreciation expense of approximately $16,500.

Sales and Marketing

            Sales and marketing expenses for the three and six months ended October 31, 2014 and 2013 were as follows:

	October 31, 2014		October 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,225,776	45%	$1,315,421	52%	($89,645)	(7%	)
Six months ended	$2,363,544	41%	$2,528,904	47%	($165,360)	(7%	)

            Sales and marketing expenses were $1,225,776 for the three months ended October 31, 2014 compared to $1,315,421 for the three months ended October 31, 2013. The decrease of $89,645 was primarily attributable to a decrease in travel and trade show expenses of approximately $80,200, a decrease in stock based compensation of approximately $49,100 and a decrease in other expenses of approximately $12,200. The decrease in sales and marketing expense was offset by an increase in wages, benefits and consulting fees of approximately $51,800.

            Sales and marketing expenses were $2,363,544 for the six months ended October 31, 2014 compared to $2,528,904 for the six months ended October 31, 2013. The decrease of $165,360 was primarily attributable to a decrease travel and trade show expenses of approximately $118,100, a decrease in stock based compensation of approximately $82,500 and a decrease in other expenses of approximately $13,900. The decrease in sales and marketing expense was offset by an increase in wages, benefits and consulting fees of approximately $49,100.

Research and Development

            Research and development expenses for the three and six months ended October 31, 2014 and 2013 were as follows:

	October 31, 2014		October 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,455,168	53%	$1,324,308	52%	$130,860	10%
Six months ended	$2,951,374	51%	$2,737,383	51%	$213,991	8%

            Research and development expenses were $1,455,168 for the three months ended October 31, 2014 compared to $1,324,308 for the three months ended October 31, 2013. The increase of $130,860 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $114,900 and an increase in other expenses of approximately $16,000.

            Research and development expenses were $2,951,374 for the six months ended October 31, 2014 compared to $2,737,383 for the six months ended October 31, 2013. The increase of $213,991 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $205,300 and an increase in other expense of approximately $8,700.

General and Administrative

            General and administrative expenses for the three and six months ended October 31, 2014 and 2013 were as follows:

	October 31, 2014		October 31, 2013		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,206,883	44%	$1,101,457	43%	$105,426	10%
Six months ended	$2,410,394	42%	$2,114,987	39%	$295,407	14%

            General and administrative expenses were $1,206,883 for the three months ended October 31, 2014 compared to $1,101,457 for the three months ended October 31, 2013. The increase of $105,426 in general and administrative expenses was primarily attributable to an increase in consulting and directors fees of approximately $55,500, an increase in legal, audit and professional expenses of approximately $43,900 and an increase in other expenses of approximately $37,500. The increase in general and administrative expenses was offset by a decrease in bad debts reserve of approximately $31,500.

            General and administrative expenses were $2,410,394 for the six months ended October 31, 2014 compared to $2,114,987 for the six months ended October 31, 2013. The increase of $295,407 in general and administrative expenses was primarily attributable to an increase in wages, benefits, consulting and directors fees of approximately $106,100, an increase in legal, audit and professional expenses of approximately $74,100, an increase in patent costs of approximately $70,300, an increase in filing fees of approximately $27,600, an increase in rent expenses of approximately $22,600 and an increase in other expenses of approximately $15,200. The increase in general and administrative expenses was offset by a decrease in bad debts reserve of approximately $20,500.

Interest and Other Income

            Interest income for the three and six months ended October 31, 2014 was $3,674 and $11,718, respectively, compared to $56,989 and $84,474, respectively, for the three and six months ended October 31, 2013. Interest expense for the three and six months ended October 31, 2014 was $nil and $350, respectively, compared to $161 and $932, respectively, for the three and six months ended October 31, 2013.

            Foreign exchange gain (loss) for the three and six months ended October 31, 2014 was $180,716 and $538,017, respectively, compared to ($389,249) and ($389,185), respectively, for the three and six months ended October 31, 2013. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiaries which maintain their records in currencies other than U.S. dollars and transactional losses and gains. As well, the foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices between us and our subsidiary invoiced in other than U.S. dollars and funds held in the parent company in currencies other than U.S. dollars.

Liquidity and Capital Resources

           As of October 31, 2014, we had $5,058,448 in cash and cash equivalents compared to $7,172,798 as of April 30, 2014, representing a decrease of $2,114,350. Our working capital was $4,045,544 at October 31, 2014 compared to $6,704,615 at April 30, 2014, representing a decrease of $2,659,071. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

            Our company has $4,371,696 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $1,617,755 for the six months ended October 31, 2014. This compares to a net cash outflow of $1,584,373 for the same period last year representing an increase of $33,382 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2014 was primarily a result of a net loss of $2,205,157 and a non-cash foreign exchange gain of $355,594. The net cash outflow was offset by a decrease in accounts receivable of $404,377, an increase in accounts payable of $109,244 and by adjustment for non-cash expenses including $570,121 for stock based compensation and $114,650 of depreciation and amortization.

Investing Activities

            Investing activities resulted in a net cash outflow of $169,048, for the six months ended October 31, 2014 primarily for purchases of computer equipment and website development costs. This compares with a net cash outflow from investing activities of $69,694 for the same period last year primarily for purchases of computer equipment. At October 31, 2014, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash outflow of $219,350 for the six months ended October 31, 2014 compared to a net cash outflow of $92,172 for the six months ended October 31, 2013. The net cash outflow was primarily a result of repurchasing 215,170 shares of common stock at an average price of $1.02 per share for $219,137.

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Operating expenses increased to $4,474,282 for the three months ended October 31, 2014 from $4,313,043 for the three months ended October 31, 2013 while our revenue only increased to $2,851,108 for the three months ended October 31, 2014 from $2,546,810 for the three months ended October 31, 2013. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended October 31, 2014 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share.

Risks Associated with our Common Stock

            Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

            Based on the 42,524,467 shares of common stock that were issued and outstanding as of October 31, 2014, our directors owned approximately 27% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options and deferred share units as at October 31, 2014, then we would be required to issue an additional 3,804,012 shares of our common stock, which would represent approximately 9% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            On September 12, 2014, we granted 137,000 stock options pursuant to our 2010 Stock Option Plan to four employees and one consultant. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.05. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 62,000 stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction(s) relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued 75,000 of stock options to U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 1, 2014 to August 31, 2014(1)	15,000	$1.14	15,000	2,374,153
September 1, 2014 to September 30, 2014(1)	78,048	$1.12	78,048	2,296,105
October 1, 2014 to October 31, 2014(1)	75,322	$1.05	75,322	2,220,783
Total	168,370	$1.09(2)	168,370	2,220,783

(1)	Pursuant to a normal course issuer bid, announced on March 17, 2014, which commenced on March 19, 2014 and expires on March 18, 2015, to purchase up to 2,458,153 shares of our common stock.

(2)	Weighted average price.

Item 3. Defaults Upon Senior Securities.

            None.

Item 5. Other Information.

            None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

4.10	Amended 2010 Stock Option Plan effective July 10, 2014 (filed herewith).

4.11	Amended Employee share Purchase Plan effective July 29, 2014 (filed herewith).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

Date: December 11, 2014

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: December 11, 2014