Form 10-Q
period 2015-01-31
COUNTERPATH CORP
filed 2015-03-09
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,328,935 shares of common stock issued and outstanding as of March 6, 2015.

COUNTERPATH CORPORATION
JANUARY 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2015 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,703,510	$7,172,798
Accounts receivable (net of allowance for doubtful accounts of $340,228 and $240,681, respectively)	3,168,559	3,401,491
Prepaid expenses and deposits	172,279	161,627
Total current assets	7,044,348	10,735,916

Deposits	93,140	125,267
Equipment	166,259	154,293
Goodwill – Note 2(e)	6,941,833	8,018,578
Other assets	124,286	102,836
Total Assets	$14,369,866	$19,136,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,288,587	$2,326,763
Unearned revenue	1,736,904	1,625,826
Customer deposits	–	9,553
Accrued warranty	77,199	69,159
Total current liabilities	4,102,690	4,031,301

Deferred lease inducements	47,912	−
Unrecognized tax benefit	25,631	25,631
Total liabilities	4,176,233	4,056,932

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: January 31, 2015 – nil; April 30, 2014 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 100,000,000
Issued and outstanding: January 31, 2015 – 42,404,479; April 30, 2014 – 42,599,869	42,404	42,600
Treasury stock	(77)	(16)
Additional paid-in capital	67,403,896	66,910,540
Accumulated deficit	(53,916,278)	(50,889,038)
Accumulated other comprehensive loss – currency translation adjustment	(3,336,312)	(984,128)
Total stockholders’ equity	10,193,633	15,079,958
Liabilities and Stockholders’ Equity	$14,369,866	$19,136,890

Commitments – Note 7

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenue – Note 6:
Software	$1,651,329	$1,462,477	$5,246,019	$4,561,472
Service	1,370,154	1,141,411	3,653,743	3,448,713
Total revenue	3,021,483	2,603,888	8,899,762	8,010,185
Operating expenses:
Cost of sales (includes depreciation of $30,904 (2014 – $61,058))	544,667	529,645	1,749,176	1,658,957
Sales and marketing	1,381,923	1,310,846	3,745,467	3,839,750
Research and development	1,329,691	1,340,654	4,281,065	4,078,037
General and administrative	1,032,338	1,007,563	3,442,732	3,122,550
Total operating expenses	4,288,619	4,188,708	13,218,440	12,699,294
Loss from operations	(1,267,136)	(1,584,820)	(4,318,678)	(4,689,109)
Interest and other income (expense), net:
Interest and other income	8,491	19,984	20,209	104,458
Interest expense	(211)	(662)	(561)	(1,594)
Fair value adjustment on derivative instruments – Note 4	–	(61,294)	–	12,119
Foreign exchange gain (loss)	733,773	(578,280)	1,271,790	(967,465)
Net loss for the period before income taxes	(525,083)	(2,205,072)	(3,027,240)	(5,541,591)
Income tax expense	–	(15,736)	–	(15,736)
Net loss for the period	$(525,083)	$(2,220,808)	$(3,027,240)	$(5,557,327)

Net loss per share:
Basic and diluted – Note 8	$(0.01)	$(0.05)	$(0.07)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,482,355	42,174,448	42,542,594	42,038,923

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars) (Unaudited)

Net loss for the period	$(525,083)	$(2,220,808)	$(3,027,240)	$(5,557,327)
Other comprehensive loss:
Foreign currency translation adjustments	(1,682,538)	(433,950)	(2,352,184)	(718,177)
Comprehensive loss	$(2,207,621)	$(2,654,758)	$(5,379,424)	$(6,275,504)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(3,027,240)	$(5,557,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,959	174,032
Stock-based compensation	803,463	848,026
Fair value adjustment on derivative instruments	–	(12,119)
Foreign exchange gain	(324,576)	915,618
Changes in assets and liabilities:
Accounts receivable	232,931	978,448
Prepaid expenses and deposits	(4,271)	(24,870)
Other assets	(21,035)	(17,884)
Accounts payable and accrued liabilities	(246,083)	(236,484)
Unearned revenue	111,078	146,787
Deferred lease inducements	51,335	(23,992)
Accrued warranty	8,040	(19,190)
Customer deposits	(9,553)	791,000
Net cash used in operating activities	(2,264,952)	(2,037,955)

Cash flows from investing activities:
Purchase of equipment	(195,755)	(151,458)
Deposits	–	–
Net cash used in investing activities	(195,755)	(151,458)

Cash flows from financing activities:
Common stock issued	68	17,184
Common stock repurchased	(310,431)	(180,548)
Net cash used in financing activities	(310,363)	(163,364)

Foreign exchange effect on cash	(698,218)	(733,205)

Net decrease in cash	(3,469,288)	(3,085,982)

Cash, beginning of the period	7,172,798	11,229,595
Cash, end of the period	$3,703,510	$8,143,613

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$561	$1,585
Income taxes paid	$–	$15,736

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2015
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2014	42,599,869	$42,600	(16,200)	$(16)	$66,910,540	$(50,889,038)	$(984,128)	$15,079,958

Shares issued:
Exercise of stock options	67,892	67	–	–	(11,565)	–	–	(11,498)
Share repurchase plan	–	–	(324,126)	(324)	(298,542)	–	–	(298,866)
Cancellation of shares - Note 5	(263,282)	(263)	263,282	263	–	–	–	–
Stock-based compensation – Note 5	–	–	–	–	803,463	–	–	803,463
Net loss for the period	–	–	–	–	–	(3,027,240)	–	(3,027,240)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,352,184)	(2,352,184)

Balance, January 31, 2015 (unaudited)	42,404,479	$42,404	(77,044)	$(77)	$67,403,896	$(53,916,278)	$(3,336,312)	$10,193,633

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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
January 31, 2015
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

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

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
January 31, 2015
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine months ended January 31, 2015.

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
January 31, 2015
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill (cont’d)

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2015 was $5,296,167 (CDN$6,704,947) (April 30, 2014 - $6,117,653) in respect of NewHeights and $1,645,666 (CDN$2,083,414) (April 30, 2014 - $1,900,925) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2015 and 2014.

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2015	2014
Balance of allowance for doubtful accounts, beginning of
period/year	$240,681	$456,051
Bad debt provision	544,111	415,448
Write-off of receivables	(444,564)	(630,818)
Balance of allowance for doubtful accounts, end of period/year	$340,228	$240,681

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

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the nine months ended January 31, 2015 and January 31, 2014, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and deferred share units (“DSUs”) of 5,759,630 and 4,834,230, respectively, were not included in the computation of diluted EPS because the effect was anti- dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 3	Related Party Transactions

During the three and nine months ended January 31, 2015, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $20,397 and $61,192 (2014 - $17,227 and $51,679), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $2,369 and $16,583 (2014 - $5,560 and $5,560) for the three and nine months ended January 31, 2015.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and nine months ended January 31, 2015 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and nine months ended January 31, 2015, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and nine months ended January 31, 2015, the Company did not enter into any foreign currency forward contracts. During the three and nine months ended January 31, 2014, the Company had $1,000,000 of notional value foreign currency forward contracts that matured through February 28, 2014. The fair marked to market gain or (loss) of the forward contracts for the three and nine month period ended January 31, 2014 was ($61,294) and $12,119.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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

The fair value of the derivative instrument is primarily based on the standard industry accepted Binomial Method (Note 5). The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2015 and April 30, 2014.

	Carrying		Fair Value
As at January 31, 2015	Amount	Fair Value	Levels	Reference
Cash	$3,703,510	$3,703,510	1	N/A
Accounts receivable	$3,168,559	$3,168,559	2	N/A

	Carrying		Fair Value
As at April 30, 2014	Amount	Fair Value	Levels	Reference
Cash	$7,172,798	$7,172,798	1	N/A
Accounts receivable	$3,401,491	$3,401,491	2	N/A

Forward contracts		January 31,		April 30,
		2015		2014
Opening balance at the beginning of the period/year	$	−		$9,830
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		180,396
Fair value of forward contracts settled during the period/year		−		(190,226)
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 5	Common Stock

Stock Options

The Company has a stock option plan (the “2010 Stock Option Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees, directors and consultants. Stock options entitle the holder to purchase shares of the Company’s common stock at an exercise price determined by the board of directors (the “Board”) of the Company at the time of the grant. The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

On September 9, 2014, the maximum number of shares of common stock authorized by the stock holders and reserved for issuance by the Board under the 2010 Stock Option Plan was increased from 6,860,000 to 7,860,000.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the nine months ended January 31, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

The weighted-average fair value of options granted during the three and nine months ended January 31, 2015 and 2014 was $0.78 and $1.12, respectively, and $0.63 and $0.79, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Risk-free interest rate	1.53%	1.58%	1.67%	1.61%
Expected volatility	54.50%	70.32%	57.50%	68.09%
Expected term	3.7 years	3.7 years	3.7 years	3.7 years
Dividend yield	0%	0%	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following is a summary of the status of the Company’s stock options as of January 31, 2015 and the stock option activity during the nine months ended January 31, 2015:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2014	3,705,539	$1.62
Granted	871,000	$1.12
Exercised(1)	(334,731)	$0.60
Forfeited/Cancelled	(481,225)	$1.40
Outstanding at January 31, 2015	3,760,583	$1.62

Exercisable at January 31, 2015	1,916,875	$1.79
Exercisable at April 30, 2014	1,767,621	$1.60

(1)	332,356 were cashlessly exercised upon which 67,892 shares of common stock were issued.

The following table summarizes stock options outstanding as of January 31, 2015:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
			August 21, 2015 to
$0.47	122,750	$31,719	September 26, 2016	122,750	$31,719
$0.78	34,000	–	December 12, 2019	–	–
$1.05	137,000	–	September 12, 2019	–	–
$1.15	700,000	–	July 11, 2019	87,500	–
$1.23	20,833	–	January 13, 2019	20,833	–
$1.31	600,000	–	December 12, 2018	162,500	–
$1.41	100,000	–	October 1, 2018	31,250	–
$1.70	650,000	–	December 14, 2016	501,042	–
			December 14, 2015 to
$1.90	845,000	–	July 25, 2018	554,375	–
$2.00	6,000	–	February 28, 2015	6,000	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.90	305,000	–	July 19, 2017	190,625	–
January 31, 2015	3,760,583	$31,719		1,916,875	$31,719
April 30, 2014	3,705,539	$353,637		1,767,621	$332,137

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.73 per share as of January 31, 2015 (April 30, 2014 – $1.25), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2015 was 122,750 (April 30, 2014 – 485,726). The total intrinsic value of options exercised during the nine months ended January 31, 2015 was $66,525 (2014 – $355,254). The grant date fair value of options vested during the three and nine months ended January 31, 2015 was $189,156 (January 31, 2014 - $168,160) and $542,569 (January 31, 2014 - $448,234).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of January 31, 2015.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2014	1,937,918	$0.87
Granted	871,000	$0.49
Vested	(622,293)	$0.87
Cancelled/Forfeited	(342,917)	$0.68
Non-vested options at January 31, 2015	1,843,708	$0.72

As of January 31, 2015, there was $1,105,444 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Cost of sales	$22,617	$18,189	$58,704	$45,027
Sales and marketing	86,265	72,517	212,699	269,790
Research and development	21,014	15,339	51,026	39,876
General and administrative	59,390	50,682	180,411	121,252
Total stock-option based compensation	189,286	$156,727	$502,840	$475,945

Warrants

On June 14, 2011, the Company issued an aggregate of 3,145,800 units under a brokered private placement for aggregate gross proceeds of $5,636,170 (CDN$5,505,150) at a price of $1.79 (CDN$1.75) per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at an exercise price of CDN$2.25 per share until June 14, 2013. In connection with the offering, the Company issued an aggregate of 220,206 broker warrants, with each broker warrant entitling the holder thereof to purchase one share of the Company’s common stock at an exercise price of CDN$1.75 per share until December 14, 2012.

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
January 31, 2015
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

The warrant liability was accounted for at its fair value as follows:

	January 31,	April 30,
	2015	2014
Opening balance at the beginning of the period/year	$–	$93,057
Fair value of warrant liability, at issuance	–	–
Change in fair value of warrant liability	–	(93,057)
Fair value of warrants exercised during the period/year	–	–
Fair value of warrant liability at end of period/year	$–	$–

The Company used the Binomial Method to estimate the fair value of the warrants with the following assumptions:

			As at the date of
	As at	As at	issuance
	January 31, 2015	April 30, 2014	June 14, 2011
Risk-free interest rate	–	–	1.60%
Expected volatility	–	–	70%
Expected term	–	–	1.5 years to 2 years
Dividend yield	–	–	0%

The fair value of the warrants were classified as a derivative liability until such time as they were exercised or expired. The balance of unexercised warrants expired on June 14, 2013, and the balance in the liability account of $93,057 has been recorded as a gain in the Company’s consolidated statement of operations for the year ended April 30, 2014.

The following table summarizes warrants outstanding as of January 31, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2014	732,500	$3.25	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(732,500)	$3.25	–
Warrants at January 31, 2015	–	–	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2015, the Company matched $43,516 (2014 - $38,333) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2015, 136,749 shares (2014 – 75,438) were purchased on the open market under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of January 31, 2015, a total of 556,401 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2013 (expiring March 18, 2014), the Company was authorized to purchase 2,462,365 of its shares of common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian or US marketplaces. The NCIB was renewed on March 19, 2014 (expiring March 18, 2015) and the Company was authorized to purchase 2,458,153 of shares of common stock. During the period from March 19, 2013 to March 18, 2014, the Company repurchased 180,870 shares at an average price of $1.53 (CDN$1.61) for a total of $276,731 and during the period from March 19, 2014 to January 31, 2015, the Company repurchased 346,326 shares at an average price of $0.95 (CDN$1.06) for a total of $327,525. As of January 31, 2015, a total of 552,240 shares have been cancelled and the remaining 77,044 repurchased shares are in the process of being cancelled since the NCIB was initiated.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (the “DSUP”), each DSU is equivalent to one common share. The maximum number of common shares that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares outstanding at the time of reservation. A DSU granted to a participant who is a director of the Company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the shares of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

On September 9, 2014, the shares reserved for issuance under the DSUP plan was increased from 2,500,000 to 3,000,000. During the nine months ended January 31, 2015, 326,613 (2014 - 191,066) DSUs were issued under the DSUP, of which 145,161 were granted to officers or employees and 181,452 were granted to non-employee directors. As of January 31, 2015, a total of 760,814 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2015, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per Unit
DSUs outstanding at April 30, 2014	1,672,434	$1.09
Granted	326,613	$1.17
Conversions	–	–
DSUs outstanding at January 31, 2015	1,999,047	$1.10

The following table summarizes information regarding the non-vested DSUs outstanding as of January 31, 2015:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per Unit
Non-vested DSUs at April 30, 2014	156,778	$2.16
Granted	326,613	$1.17
Vested	(231,701)	$1.52
Non-vested DSUs at January 31, 2015	251,690	$1.47

As of January 31, 2015, there was $271,380 (2014 – $242,905) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.46 years (2014 – 1.81 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Sales and marketing	$–	$6,667	$1,667	$20,001
Research and development	2,082	2,082	6,246	6,246
General and administrative	41,974	45,507	292,709	345,834
Total DSU-based compensation	$44,056	$54,256	$300,622	$372,081

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
North America	$1,684,132	$1,815,963	$5,802,361	$5,590,535
Europe	799,724	437,754	1,718,869	1,148,888
Asia and Africa	456,116	184,082	1,102,566	688,585
Latin America	81,511	166,089	275,966	582,177
	$3,021,483	$2,603,888	$8,899,762	$8,010,185

Contained within the results of North America for the three and nine months ended January 31, 2015 are revenues from the United States of $1,407,114 and $4,836,668 (2014 - $1,569,358 and $4,269,697), respectively, and from Canada of $277,018 and $965,693 (2014 - $246,605 and $1,320,838), respectively.

Contained within the results of Europe for the three and nine months ended January 31, 2015 are revenues from Switzerland of $322,655 and $374,520 (2014 - $16,419 and $39,884), respectively, from the United Kingdom of $86,197 and $425,372 (2014 - $137,390 and $348,032), respectively, from Denmark of $57,907 and $72,552 (2014- $3,597 and $12,517), respectively, from Germany of $56,811 and $159,072 (2014 - $85,110 and $183,235), respectively, and from Norway of $47,197 and $108,841 (2014 - $30,102 and $63,179), respectively.

Contained within the results of Asia and Africa for the three and nine months ended January 31, 2015 are revenues from the United Arab Emirates of $160,294 and $434,106 (2014 - $3,276 and $29,183), respectively, from South Africa of $96,522 and $119,623 (2014 - $13,619 and $52,336), respectively, from New Zealand of $91,078 and $102,310 (2014 - $3,431 and $13,132), respectively, from Japan of $45,702 and $193,992 (2014 - $61,640 and $258,648), respectively, and from Australia of $26,412 and $78,430 (2014 - $28,050 and $79,245), respectively.

Contained within the results of Latin America for the three and nine months ended January 31, 2015 are revenues from Venezuela of $36,950 and $37,670 (2014 - $151 and $2,496), respectively, from Mexico of $12,424 and $99,692 (2014 - $32,616 and $218,459), respectively, from Brazil of $10,217 and $38,946 (2014 - $60,490 and $100,246), respectively, from Chile of $5,620 and $28,540 (2014 - $37,648 and $61,911), respectively, and from Colombia of $5,313 and $34,796 (2014 - $19,731 and $156,741), respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 6	Segmented Information – (cont’d)

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2015	April 30, 2014
Canada	$7,013,630	$8,230,891
United States	218,748	44,816
	$7,232,378	$8,275,707

Note 7	Commitments

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $20,366 plus $19,144 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $5,368 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,520 plus $3,279 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,149 plus $495 in operating expenses.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2015	$20,397	$141,462	$161,859
2016	81,590	566,385	647,975
2017	81,590	514,429	596,019
2018	81,590	492,046	573,636
2019	81,590	493,673	575,263
2020	−	205,697	205,697
	$346,757	$2,413,692	$2,760,449

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net loss	$(525,083)	$(2,220,808)	$(3,027,240)	$(5,557,327)
Weighted average common
shares outstanding – basic and
diluted	42,482,355	42,174,448	42,542,594	42,038,923
Basic and diluted EPS	$(0.01)	$(0.05)	$(0.07)	$(0.13)

As at January 31, 2015 and January 31, 2014, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 5,759,630 and 4,834,230, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

     Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

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

     For contracts with elements related to customized network solutions and certain network build-outs, we apply Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue ASC 605-25, "Revenue Arrangements with Multiple Deliverables" and revenues are recognized under ASC 605-35, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", generally using the percentage-of-completion method.

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

     The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the nine months ended January 31, 2015 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2015, we recorded an expense of $803,463 in connection with share-based payment awards. A future expense of non-vested options of $1,105,444 is expected to be recognized over a weighted-average period of 2.5 years. A future expense of non-vested deferred share units of $271,380 is expected to be recognized over a weighted-average period of 2.2 years.

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

     Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2014, did not result in an impairment charge, nor did we record any goodwill impairment for the three and nine months ending January 31, 2015.

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

     We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of January 31, 2015, we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

     Our operating activities during the nine months ended January 31, 2015 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, on-line sales, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at January 31, 2015 and April 30, 2014 and for the three and nine months ended January 31, 2015 and 2014 has been derived from the consolidated unaudited financial statements and accompanying notes for the nine months ended January 31, 2015 and 2014 and the audited consolidated financial statements for the fiscal year ended April 30, 2014. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	January 31, 2015	April 30, 2014
Cash and cash equivalents	$3,703,510	$7,172,798
Current assets	$7,044,348	$10,735,916
Current liabilities	$4,102,690	$4,031,301
Total liabilities	$4,176,233	$4,056,932
Total assets	$14,369,866	$19,136,890

	Three Months Ended January 31,
Selected Consolidated Statements of Operations Data	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,021,483	100%		$2,603,888	100%

Operating expenses	$4,288,619	142%		$4,188,708	161%
Loss from operations	($1,267,136)	(42%	)	($1,584,820)	(61%	)
Interest and other income, net	$8,280	−%		$19,322	1%
Fair value adjustment on derivative instrument	−	−%		($61,294)	(2%	)
Foreign exchange gain (loss)	$733,773	24%		($578,280)	(22%	)
Net loss before income taxes	($525,083)	(17%	)	($2,205,072)	(85%	)
Income tax expense	−	−%		($15,736)	(1%	)
Net loss	($525,083)	(17%	)	($2,220,808)	(85%	)

Net loss per share
-Basic and diluted	($0.01)			($0.05)

Weighted average common shares outstanding
-Basic and diluted	42,482,355			42,174,448

	Nine Months Ended January 31,
Selected Consolidated Statements of Operations Data	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$8,899,762	100%		$8,010,185	100%

Operating expenses	$13,218,440	(149%	)	$12,699,294	(159%	)
Loss from operations	($4,318,678)	(49%	)	($4,689,109)	(59%	)
Interest and other income, net	$19,648	−%		$102,864	1%
Fair value adjustment on derivative instrument	−	−%		$12,119	−%
Foreign exchange gain (loss)	$1,271,790	14%		($967,465)	(12%	)
Net loss before income taxes	($3,027,240)	(34%	)	($5,541,591)	(69%	)
Income tax expense	−	−%		($15,736)	−%
Net loss	($3,027,240)	(34%	)	($5,557,327)	(69%	)

Net loss per share
-Basic and diluted	($0.07)			($0.13)

Weighted average common shares outstanding
-Basic and diluted	42,542,594			42,038,923

Revenue

	Three Months Ended January 31,
	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,651,329	55%	$1,462,477	56%	$188,852	13%
Service	$1,370,154	45%	$1,141,411	44%	$228,743	20%
Total revenue	$3,021,483	100%	$2,603,888	100%	$417,595	16%

Revenue by Region
International	$1,337,351	44%	$787,925	30%	$549,426	70%
North America	$1,684,132	56%	$1,815,963	70%	($131,831)	(7%	)
Total revenue	$3,021,483	100%	$2,603,888	100%	$417,595	16%

     For the three months ended January 31, 2015, we generated $3,021,483 in revenue compared to $2,603,888 for the three months ended January 31, 2014, representing an increase of $417,595 or 16%. Software revenue increased $188,852 or 13% to $1,651,329 for the three months ended January 31, 2015 compared to $1,462,477 for the three months ended January 31, 2014. The increase in software revenue was primarily a result of an increase in sales to service providers partially offset by a decrease in sales to enterprises and channel partners. Service revenue for the three months ended January 31, 2015 was $1,370,154 compared to $1,141,411 for the three months ended January 31, 2014. The increase of $228,743 or 20% in service revenue was primarily a result of an increase in service sales to service providers and enterprises partially offset by a decrease in service sales to channel partners. International revenue outside of North America increased by 70% during the three months ended January 31, 2015 compared to the three months ended January 31, 2014, primarily as a result of higher sales to service providers in Europe and Asia. North American revenue decreased by 7% compared to the three months ended January 31, 2014, primarily as a result of lower sales of software and services to enterprises and channel partners partially offset by stronger sales to service providers.

	Nine Months Ended January 31,
	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,246,019	59%	$4,561,472	57%	$684,547	15%
Service	$3,653,743	41%	$3,448,713	43%	$205,030	6%
Total revenue	$8,899,762	100%	$8,010,185	100%	$889,577	11%

Revenue by Region
International	$3,097,401	35%	$2,419,650	30%	$677,751	28%
North America	$5,802,361	65%	$5,590,535	70%	$211,826	4%
Total revenue	$8,899,762	100%	$8,010,185	100%	$889,577	11%

For the nine months ended January 31, 2015, we generated $8,899,762 in revenue compared to $8,010,185 for the nine months ended January 31, 2014. This represents an increase of $889,577 or 11% from the same period last year. We generated $5,246,019 in software revenue for the nine months ended January 31, 2015 compared to $4,561,472 for the nine months ended January 31, 2014, representing an increase of $648,547 or 15%. The increase in software revenue for the nine months ended January 31, 2015 was primarily a result of an increase in sales to enterprises and service providers. For the nine months ended January 31, 2015, service revenue was $3,653,743 compared to $3,448,713 for the nine months ended January 31, 2014. The increase of $205,030 or 6% in service revenue was primarily a result of an increase in sales to enterprises partially offset by a decrease in sales to channel partners. International revenue outside of North America increased by 28% during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, as a result of increased sales to service providers in Europe and Asia, and enterprises and channel partners in Europe. North American revenue increased by 4% compared to the nine months ended January 31, 2014, due primarily to an increase in sales of software and services to North American enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2015 and 2014 were as follows:

	January 31, 2015		January 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$544,667	18%	$529,645	20%	$15,022	3%
Nine months ended	$1,749,176	20%	$1,658,957	21%	$90,219	5%

     Cost of sales was $544,667 for the three months ended January 31, 2015 compared to $529,645 for the three months ended January 31, 2014. The increase of $15,022 was primarily attributable to an increase in licenses and permits of approximately $56,500 due to higher sales of those licenses and an increase in other expenses of approximately $15,700. The increase in cost of sales was offset by a decrease in wages, benefits and consulting fees of approximately $36,100 and a decrease in depreciation expenses of approximately $21,000.

     Cost of sales was $1,749,176 for the nine months ended January 31, 2015 compared to $1,658,957 for the nine months ended January 31, 2014. The increase of $90,219 was primarily attributable to an increase in licenses and permits of approximately $56,800 due to higher sales of those licenses, an increase in other expenses of approximately $26,300, an increase in warranty expense of approximately $25,700 and an increase in wages, benefits and consulting fees of approximately $18,900,. The increase in cost of sales was offset by a decrease in depreciation expense of approximately $37,500.

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended January 31, 2015 and 2014 were as follows:

	January 31, 2015		January 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,381,923	46%	$1,310,846	50%	$71,077	5%
Nine months ended	$3,745,467	42%	$3,839,750	48%	($94,283)	(2%	)

     Sales and marketing expenses were $1,381,923 for the three months ended January 31, 2015 compared to $1,310,846 for the three months ended January 31, 2014. The increase of $71,077 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $95,100 which was offset by a decrease in travel and trade show expenses of approximately $24,200.

     Sales and marketing expenses were $3,745,467 for the nine months ended January 31, 2015 compared to $3,839,750 for the nine months ended January 31, 2014. The decrease of $94,283 was primarily attributable to a decrease travel and trade show expenses of approximately $142,400, a decrease in stock based compensation of approximately $75,400 and a decrease in other expenses of approximately $20,700. The decrease in sales and marketing expense was offset by an increase in wages, benefits and consulting fees of approximately $144,300.

Research and Development

     Research and development expenses for the three and nine months ended January 31, 2015 and 2014 were as follows:

	January 31, 2015		January 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,329,691	44%	$1,340,654	51%	($10,963)	(1%	)
Nine months ended	$4,281,065	48%	$4,078,037	51%	$203,028	5%

     Research and development expenses were $1,329,691 for the three months ended January 31, 2015 compared to $1,340,654 for the three months ended January 31, 2014. The decrease of $10,963 was primarily attributable to a decrease in other expenses of approximately $13,100 which was partially offset by an increase in wages, benefits and consulting fees of approximately $2,200.

     Research and development expenses were $4,281,065 for the nine months ended January 31, 2015 compared to $4,078,037 for the nine months ended January 31, 2014. The increase of $203,028 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $207,500 which was partially offset by a decrease in other expense of approximately $4,400.

General and Administrative

     General and administrative expenses for the three and nine months ended January 31, 2015 and 2014 were as follows:

	January 31, 2015		January 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,032,338	34%	$1,007,563	39%	$24,775	2%
Nine months ended	$3,442,732	39%	$3,122,550	39%	$320,182	10%

     General and administrative expenses were $1,032,338 for the three months ended January 31, 2015 compared to $1,007,563 for the three months ended January 31, 2014. The increase of $24,775 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $138,000 and an increase in legal, audit and professional expenses of approximately $22,700. The increase in general and administration expenses was offset by a decrease in wages, benefits, consulting and directors fees of approximately $111,800 a decrease in travel and trade show expenses of approximately $17,000 and a decrease in other expenses of approximately $7,100.

     General and administrative expenses were $3,442,732 for the nine months ended January 31, 2015 compared to $3,122,550 for the nine months ended January 31, 2014. The increase of $320,182 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $117,500, an increase in legal, audit and professional expenses of approximately $96,800, an increase in patent costs of approximately $68,300, an increase in rent of approximately $22,600 and an increase in filing fees expenses of approximately $18,700. The increase in general and administrative expenses was offset by a decrease in other expenses of approximately $3,700.

Interest and Other Income

     Interest income for the three and nine months ended January 31, 2015 was $8,491 and $20,209, respectively, compared to $19,984 and $104,458, respectively, for the three and nine months ended January 31, 2014. Interest expense for the three and nine months ended January 31, 2015 was $211 and $561, respectively, compared to $662 and $1,594, respectively, for the three and nine months ended January 31, 2014.

     Foreign exchange gain (loss) for the three and nine months ended January 31, 2015 was $733,773 and $1,271,790, respectively, compared to ($578,280) and ($967,465), respectively, for the three and nine months ended January 31, 2014. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. The increase in foreign exchange gain is a result of a significant decline in the Canadian dollar against the US dollar in the three and nine months ended January 31, 2015.

Liquidity and Capital Resources

     As of January 31, 2015, we had $3,703,510 in cash and cash equivalents compared to $7,172,798 as of April 30, 2014, representing a decrease of $3,469,288. Our working capital was $2,941,658 at January 31, 2015 compared to $6,704,615 at April 30, 2014, representing a decrease of $3,762,957. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

     Our company has $2,482,103 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

     Our operating activities resulted in a net cash outflow of $2,264,952 for the nine months ended January 31, 2015. This compares to a net cash outflow of $2,037,955 for the same period last year representing an increase of $353,486 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2015 was primarily a result of a net loss of $3,027,240, a non-cash foreign exchange gain of $324,576 and a decrease in accounts payable of $246,083. The net cash outflow was offset by an increase in unearned revenue of $111,078, a decrease in accounts receivable of $232,931 and by adjustment for non-cash expenses including $803,463 for stock based compensation and $160,959 of depreciation and amortization.

Investing Activities

     Investing activities resulted in a net cash outflow of $195,755, for the nine months ended January 31, 2015 primarily for purchases of computer equipment and website development costs. This compares with a net cash outflow from investing activities of $151,458 for the same period last year primarily for purchases of computer equipment and leasehold improvements. At January 31, 2015, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash outflow of $310,363 for the nine months ended January 31, 2015 compared to a net cash outflow of $163,364 for the nine months ended January 31, 2014. The net cash outflow was primarily a result of repurchasing 324,126 shares of common stock at an average price of $0.92 per share for $298,542.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Operating expenses increased to $4,288,619 for the three months ended January 31, 2015 from $4,188,708 for the three months ended January 31, 2014 while our revenue only increased to $3,021,484 for the three months ended January 31, 2015 from $2,603,888 for the three months ended January 31, 2014. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

     On December 16, 2014, we received notice from NASDAQ that the closing bid price of our shares for the last 30 consecutive business days no longer met the minimum bid price requirement of $1.00 per share. NASDAQ’s listing rules provide our company with a compliance period of 180 calendar days in which to regain compliance. If at any time during the 180 day period the closing bid price of our shares is at least $1.00 for a minimum of 10 consecutive business days, we will be in compliance. Subject to any extension granted by NASDAQ, if we do not cure the deficiency within such period, our shares will be delisted from NASDAQ.

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

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended January 31, 2015 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share.

Risks Associated with our Common Stock

     Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

     Based on the 42,404,479 shares of common stock that were issued and outstanding as of January 31, 2015, our directors owned approximately 28% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options and deferred share units as at January 31, 2015, then we would be required to issue an additional 3,664,232 shares of our common stock, which would represent approximately 9% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     On December 12, 2014, we granted 34,000 stock options pursuant to our 2010 Stock Option Plan to 17 consultants. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $1.05. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 34,000 stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November 1, 2014 to November 30, 2014(1)	8,000	$0.96	8,000	2,212,783
December 1, 2014 to December 31, 2014(1)	36,612	$0.75	36,612	2,176,171
January 1, 2015 to January 31, 2015(1)	64,344	$0.88	64,344	2,111,827
Total	108,956	$0.84(2)	108,956	2,111,827

(1)	Pursuant to a normal course issuer bid, announced on March 17, 2014, which commenced on March 19, 2014 and expires on March 18, 2015, to purchase up to 2,458,153 shares of our common stock.

(2)	Weighted average price.

     On March 17, 2014, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 2,458,158 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

     Purchases will be made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 19, 2014 and ending on March 18, 2015. The daily purchase restriction is 1,000 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

     In connection with the normal course issuer bid, we entered into an automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of its shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 19, 2014. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

     None of our directors, senior officers or other insiders (as defined in the TSX Company Manual) intends to sell any shares under the normal course issuer bid. However, sales by such persons through the facilities of the TSX may occur if the personal circumstances of any such person change or if any such person makes a decision unrelated to these normal course purchases. The benefits to any such person whose shares are purchased would be the same as the benefits available to all other holders whose shares are purchased.

     Stockholders may obtain a copy of the notice submitted to the TSX with respect to the normal course issuer bid, without charge, by contacting our Chief Financial Officer.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

     On December 16, 2014, we received notice from NASDAQ that the closing bid price of our shares for the last 30 consecutive business days no longer met the minimum bid price requirement of $1.00 per share. NASDAQ’s listing rules provide our company with a compliance period of 180 calendar days in which to regain compliance. If at any time during the 180 day period the closing bid price of our shares is at least $1.00 for a minimum of 10 consecutive business days, we will be in compliance. Subject to any extension granted by NASDAQ, if we do not cure the deficiency within such period, our shares will be delisted from NASDAQ. Please refer to the Form 8-K filed on December 16, 2014.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

4.10	Amended 2010 Stock Option Plan effective July 10, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

4.11	Amended Employee share Purchase Plan effective July 29, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

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

Date: March 9, 2015

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: March 9, 2015