Form 10-K
period 2015-04-30
COUNTERPATH CORP
filed 2015-07-16
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Approximately $22,620,201 based on a price of $0.93 per share, being the average of bid and ask prices on October 31, 2014 as quoted on NASDAQ.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 42,389,069 shares of common stock issued and outstanding as of July 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 10, 2015 are incorporated by reference into Part III of this annual report on Form 10-K.

COUNTERPATH CORPORATION
APRIL 30, 2015 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This annual report, including the documents incorporated herein and therein by reference, contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements in this annual report may include statements about:

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our service provider customers to sell services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand or enhance our product offerings including in response to industry demands or market trends;

•	our ability to sell our products in certain markets;

•	our ability to manage our growth, including our increased headcount;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. Unless otherwise indicated, the terms "we", "us" and "our" as used in this annual report refer to CounterPath Corporation and its wholly-owned subsidiaries.

PART I

Item 1.	Business.

Summary

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our Enterprise OTT solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our Operator OTT solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include telecommunication service providers and enterprises.

Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold at least $10,000 of software and services to more than 500 different customers in over 65 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers.

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

Industry

The telecommunication industry is undergoing a fundamental transition from legacy circuit switched networks to packet switched networks that are more flexible and economical to operate. At the same time, consumers and businesses are rapidly adopting new mobile technologies. We believe enterprises want to capitalize upon these trends by launching innovative OTT services to increase employee mobility, increase employee productivity, and reduce certain costs. At the same time, telecommunication service providers are facing a number of threats, including the commoditization of their legacy voice businesses, the decline in short message service (SMS) revenues, regulatory changes that increase competition in certain areas and reduce certain revenues, and the proliferation of third party OTT services such as Skype, WhatsApp and Viber that are intermediating customer relationships and reducing certain revenue streams. Given these factors, some telecommunication service providers are looking to defend their businesses by launching their own innovative OTT services to counter some of the threats they are facing, and to possibly create new revenue streams. In addition, both enterprises and telecommunication service providers are looking to simplify their IT operations by procuring cloud-based services rather than purchasing systems outright and running them independently. The migration towards cloud-based services typically reduces up-front capital expenditures and simplifies IT operations.

Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.2 billion smartphones and tablets were shipped in 2013, with 218 million of these designated for commercial and business use. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX (Private Branch Exchange) functionality as if they were in the office and connected to the enterprise network, while our Bria Desktop softphones enable users to replace or augment their traditional desk phones. Our Stretto Platform simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones. It also enables mobile workers to seamlessly transfer live calls between access networks, increasing productivity and employee satisfaction.

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

Enterprises are also adapting to the new and increasingly complex environment by shifting away from purchasing stand-alone software applications and running them on in-house servers, to purchasing cloud-based services. This typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Stretto PlatformTM can be purchased as cloud based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to businesses. Known as Cloud Solutions, these offerings are sold under a subscription licensing agreement and includes our Bria Softphones and access to our Stretto Platform Provisioning Module. It enables small enterprises to quickly launch unified communications services using our solutions, without deploying additional server hardware in the datacenter.

Products

Our solutions range from stand-alone software products to cloud based services. Our stand-alone software products include softphones for smartphones, tablets and desktop computers and Stretto Platform server software for the centralized provisioning of softphones, advanced analytics and mobile network integration. The Stretto Platform server software can also be offered to our customers as cloud-based hosted services.

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

•	Bria Desktop (Windows, Mac), Bria Tablet (iPad, Android) and Bria Mobile (iPhone, Android, Blackberry)

The Bria softphone suite enables consumers and business users to make VoIP audio and video calls, send Instant Messages and manage their presence, all in an easy-to-use software application. The product suite works on desktop computers and laptops, smartphones and tablets, using various operating systems.

The desktop version offers similar features to that of a business hard phone with the added advantages of video conferencing, messaging and presence management. Using the latest technology and SIP standards, our desktop softphone applications provide business users with carrier-grade communication solutions that can be tailored to meet the needs of any size organization.

The Bria mobile softphone applications are an extension to a company's PBX and come with a multitude of communication options, security, voice encryption and advanced audio codecs for improved audio and video.

•	Bria Virtual Edition

Bria Virtual Edition (VE) is a secure, VoIP softphone application for the Desk-top-as-a-Service (DaaS) / Virtual Desktop Infrastructure (VDI) markets. Bria VE software supports PC-over-IP (PCoIP) Zero Client chipsets and we have plans to expand the application to support other VDI solutions. A number of top equipment manufacturers, including Dell, HP, Samsung and LG support our VDI offering.

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

X-Lite is offered free of charge, is available for download on our website and may not be redistributed to third parties. We believe that offering X-Lite for free is an effective marketing tool for our company, as it allows potential customers to test and evaluate our software. We also believe offering X-Lite for free supports our business by encouraging companies that develop SIP compliant equipment, such as phones, video phones, network gateways, multipoint conference units and conference servers to test their equipment against our softphone. We believe this testing improves interoperability, facilitates our sales, and helps build positive brand recognition. The X-Lite graphical user interface supports advertising that could potentially be used to generate revenue in the future. We do not generate revenue from advertising on the X-Lite softphone.

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers. It was created by merging two previous products, the Client Configuration Server and the Network Convergence Gateway (“NCG”) into a single platform as well as adding additional functions and features. Stretto enables our customers to configure and manage their Bria softphone deployments, and to automatically distribute softphone software updates. It also supports a number of optional value-added software modules that help customers manage their installed base of Bria softphones, including: log reports containing troubleshooting data generated by the Bria softphone clients, and voice quality monitoring reports containing voice quality data generated by the Bria softphone clients. At the same time, Stretto facilitates the delivery of fixed-mobile convergence services to end users while augmenting the capabilities of our Bria softphones by providing fixed network services that enhance the overall end-user experience. Stretto bridges broadband and mobile networks in both pre-IMS (IP Multimedia Subsystem) and IMS environments, and enables end-users to seamlessly hand-over a communications session between broadband Internet and mobile network connections with ending the session. The Stretto Platform also enables operators to use a subscribers assigned mobile number as a single identity across multiple softphones.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The various modules of the Stretto Platform include:

•	User Management Modules:

o	Provisioning: The Provisioning module enables the IT or operations staff of an organization to deploy, provision, and manage ongoing configuration upgrades to Bria softphones. The organization can control over 250 settings, including default codec selection, NAT traversal settings and keep-alive timer values as specified by IT or operations staff.

o	User Experience Metrics: The User Experience Metrics module enables the IT or operations staff of an organization to record and analyze critical analytics and Voice Quality Monitoring (VQM) data that summarizes service quality, device usage, and feature usage.

o	Help Desk: The User Experience Metrics module enables the IT help-desk staff of an organization to directly access an end-user’s Bria application for trouble shooting.

•	Mobility Management Modules:

o	Push Notification: The Push Notification module enables our Bria softphone applications to eliminate high battery drain when our application is left running in the background of an end user’s mobile device operating system. The Push Notification Module also wakes our Bria softphone applications on the end user’s mobile device when an incoming call, message or voicemail is pushed from a network to the client.

o	Contact Discovery: The Contact Discovery module collects an end user’s contacts from their native address book on the end user’s device and compares these contacts to a list of subscribers on the operator’s network. The Contact Discovery Module then provides the Bria softphone application with a list of users who are subscribed to the same service as the end user and displays a service icon in their address book; End users can see which of their contacts are “on net” and using the same service.

o	Call Continuity: The Call Continuity module provides a seamless handover of a call carried over the Wi-Fi network to the cellular network and vice versa, without dropping the call. This application enables the end user to select which network they wish to have the call carried over.

o	Subscriber Line Proxy: The Subscriber Line Proxy module enables operators or enterprises to leverage a single server line extension and extend it to multiple devices, including Bria clients and/or other SIP-based devices. This application provides cost savings by circumventing payments for additional server side licenses to enable additional endpoints.

•	Messaging & Presence Modules:

o	SMS over IP: The SMS over IP module supports a number of extensions for operator and enterprise deployments and provides a SIP/SIMPLE server for messaging and presence services

o	SIP/SIMPLE Messaging and Presence: The SIP/SIMPLE Messaging and Presence enables SMS capability for VoIP users for both inbound and outbound messages, as well as stores and forwards message functionality for off-line VoIP users

o	XMPP Messaging and Presence: The XMPP Messaging and Presence provides an XMPP server for messaging and presence services supporting a number of extensions for operator and enterprise deployments.

Cloud Solutions

CounterPath Cloud Solutions combine the Bria Stretto™ client suite for desktops, smartphones, tablets and virtual desktops with CounterPath's cloud-hosted Stretto Platform™ Provisioning Module. Using a hosted "software as a service" business model, enterprises, operators and telecommunication channel partners can easily and efficiently deploy a cost effective system for procuring, distributing, provisioning and managing Bria Stretto clients from the cloud.

The Bria Stretto clients in CounterPath's Cloud Solutions are always up-to-date with the most current release and available through multiple distribution channels, such as iTunes, Google Play, BlackBerry App World, or direct download links. Bria Stretto offers the highest-quality VoIP communications, delivered in an intuitive user interface, and include premium features such as video calling, messaging and presence and advanced audio and video codecs, where available.

The Stretto Platform Provisioning Module provides customers with an easy-to-use system to provision, upgrade and manage Bria Stretto clients through either the Stretto Admin web interface or an API. Most softphone settings, outside of some user preferences, are hidden; instead the softphone relies on the Provisioning Module to provision these settings remotely. This enables administrators to centrally manage all of their communications across all device platforms, turning your workspace into a dynamic, multi-functional, collaborative environment.

Sales and Marketing

We generate revenue from the sale of our products, professional services and product support to businesses and end users through our own online store, through third-party online stores, directly using our in-house sales team, and indirectly through our channel partners. We typically license our software on a single fee per perpetual license basis, or on a recurring fee per subscription license basis.

We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners who would then typically resell our products to enterprises or telecommunication service providers. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users. To date, we have sold software and services to more than 500 different customers in over 65 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

We typically work with our customers to streamline the process of delivering our software to their end users. This includes customization and pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products. Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer's brand. Co-labelling of our products means that the user interface that displays on the computer screen for the end user to see remains as is, but the customer's brand is also placed on the user interface. Private labelling of our products means that the customer can request that we change any and all features of the user interface and can remove all references to our company from the user interface. We receive professional service revenue for configuration and customization of our software.

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

We own or hold the exclusive license to twenty U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing three in-house developed patent applications and one licensed patent applications from Columbia University. These four U.S. patent applications are pending, with counterparts pending in other jurisdictions around the world.

In July, 2014, we were granted patent No. US 8,763,081: Network Based Authentication. This patent is concerned with authenticating a Voice over IP (VoIP) softphone application on a device via a GSM based telephone network rather than via traditional username/password requirements.

In May, 2014, we were granted patent No. US 8,737,351: Methods and systems for reducing MAC layer handoff latency in wireless networks, which we exclusively license from Columbia University. This patent is concerned with improving latency issues when completing a handoff to a wireless network.

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

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors - Risks Associated with our Business and Industry - We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company” And “We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement and any related litigation could be time consuming and costly”.

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

Research and Development

Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core software development department and a quality assurance department. Core software development is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2015 were $5,669,217 (2014: $5,508,516).

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

Audio and Video Codecs

Our softphone applications are integrated with audio and video codecs, which are licensed by third-parties either as free open source software or under a royalty bearing license. A codec is a software application that encodes and decodes audio or video data according to a specification.

Competition

There are numerous developers that compete with our company for market share. Small software development companies typically compete on the basis of price, while large original equipment manufacturers typically compete by selling their proprietary software applications as a component to an overall proprietary communications system. We compete by offering applications with extensive features that are compatible with a broad spectrum of communication systems and with various devices and operating systems.

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

Employees

As of April 30, 2015, we employed 82 people full-time, 22 of whom are engaged in marketing and sales, 33 in research and development, 16 in services and support, 11 in general and administration, and contracted with 40 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Presently our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through April 30, 2016.

However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur delays and additional expenses as a result of technology failure;

•	we are unable to create a substantial market for our products; or

•	we incur any significant unanticipated expenses.

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

Operating expenses increased to $17,349,003 for the year ended April 30, 2015 from $16,885,748 for the year ended April 30, 2014 and our revenue increased to $12,003,083 for the year ended April 30, 2015 from $11,681,948 for the year ended April 30, 2014. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Such competition may potentially adversely affect our profitability.

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

On December 16, 2014, we received notice from NASDAQ that the closing bid price of our shares for the last 30 consecutive business days no longer met the minimum bid price requirement of $1.00 per share. NASDAQ’s listing rules provide our company with a compliance period of 180 calendar days in which to regain compliance. If at any time during the 180 day period the closing bid price of our shares is at least $1.00 for a minimum of 10 consecutive business days, we will be in compliance. Our company had until June 15, 2015 to regain compliance with the minimum $1.00 bid price per share requirement. On June 18, 2015, we received further notice from NASDAQ advising that our shares had not regained compliance with the minimum $1.00 bid price per share requirement, but that the NASDAQ staff had determined that our company would be eligible for an additional 180 calendar day period, or until December 14, 2015, to regain compliance with the foregoing requirement. The determination was based on our company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market with the exception of the bid price requirement, and our company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during the additional time period the closing bid price of our shares is at least $1.00 for a minimum of 10 consecutive business days, we will be in compliance. If compliance cannot be demonstrated by December 14, 2015, NASDAQ will provide written notification that our shares will be delisted.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, Stretto Platform, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2015 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2015 (2014 - none).

We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2015 and April 30, 2014, we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 42,333,945 shares of common stock that were issued and outstanding as of April 30, 2015, our directors owned approximately 28% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their warrants, vested stock options and vested deferred share units as at April 30, 2015, then we would be required to issue an additional 3,852,796 shares of our common stock, which would represent approximately 9% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

We do not own any real property. Our Canadian operations are conducted in three leased offices located in Vancouver and Victoria, British Columbia and Ottawa, Ontario. Our U.S. operations are conducted in two leased offices located in Chicago, Illinois, and Dedham, Massachusetts. Our head office is located on the 3rd Floor at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3. On November 27, 2013, the Company entered into an extension of the lease agreement in respect thereof, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is approximately $21,000 plus approximately $20,000 in operating costs. Management believes that this office space is adequate for the operations of our company for the foreseeable future.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Capital Market and the Toronto Stock Exchange. Our shares of common stock began quotation on the OTC Bulletin Board on March 2, 2004 and commenced trading on the NASDAQ Capital Market on July 11, 2012, on the TSX Venture Exchange on August 25, 2008 and on the Toronto Stock Exchange on August 20, 2012. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock on the NASDAQ Capital Market, TSX Venture Exchange and Toronto Stock Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the NASDAQ Capital Market and the Toronto Stock Exchange, respectively.

Quarter Ended	NASDAQ(1) (U.S. dollars)		The Toronto Stock Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2013	$2.20	$1.41	$2.25	$1.56
October 31, 2013	$1.95	$0.96	$2.05	$1.00
January 31, 2014	$1.65	$1.07	$1.72	$1.14
April 30, 2014	$1.62	$1.01	$1.75	$1.12
July 31, 2014	$2.18	$0.99	$2.19	$1.05
October 31, 2014	$1.30	$0.83	$1.58	$0.91
January 31, 2015	$0.96	$0.49	$1.05	$0.55
April 30, 2015	$0.75	$0.41	$0.95	$0.51

(1)	Since July 11, 2012, our stock has been trading on the NASDAQ Capital Market under the trading symbol "CPAH".
(2)	Since August 20, 2012, our stock has been trading on the Toronto Stock Exchange under the trading symbol "CCV".

Our shares of common stock are issued in registered form. Valiant Trust Company located at 3rd Floor, 750 Cambie Street, Vancouver, British Columbia, Canada V6B 0A2 (Telephone: 604.699.4884; Facsimile: 604.681.3067) is the registrar and transfer agent for our shares of common stock.

On July 10, 2015, the shareholders' list of our shares of common stock showed 125 registered shareholders and 42,389,069 shares outstanding.

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

Equity Compensation Plan Information

The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2015.

Plan Category	Number of Securities to be	Weighted-Average exercise	Number of Securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans

Equity compensation
plans approved by
security holders:

2010 Stock Option
Plan	4,117,812	$1.52	1,102,958

Employee Share
Purchase Plan	−	N/A	533,891

Deferred Share Unit
Plan	1,999,047	N/A	760,814

Equity compensation
plans not approved by	N/A	N/A	N/A
security holders

Total	6,116,859	$1.52	2,397,663

2010 Stock Option Plan

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

On September 9, 2014, our shareholders approved the increase in the number of shares of common stock issuable under the 2010 Stock Option Plan by 1,000,000 permitting us to issue up to 7,860,000 shares of our common stock under the 2010 Stock Option Plan. As of April 30, 2015, there were 4,117,812 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 700,000 shares of our common stock under the ESPP. As of April 30, 2015, we have 533,891 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSU’s granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSU’s granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. On September 9, 2014, the shares reserved for issuance under the DSUP plan was increased from 2,500,000 to 3,000,000. As of April 30, 2015, we have issued 1,999,047 DSU’s under the DSUP. As of April 30, 2015, 240,139 DSU’s have been converted to 240,139 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum
			Total number of	number of shares
		Average price	shares purchased	that may yet be
	Total number	paid per share	as part of publicly	purchased under
	of shares	(Canadian	announced plans	the plans or
	purchased	dollars)	or programs	programs

Feb 1, 2015 to Feb 28, 2015	10,000(1)	$0.82	10,000	−

Mar 1, 2015 to Mar 31, 2015	8,000(2)(3)	$0.67	8,000	2,431,034

Apr 1, 2015 to Apr 30, 2015	10,000(2)	$0.63	10,000	2,421,034

Total	28,000	$0.71(4)	28,000	2,421,034

(1)	Purchased pursuant to a normal course issuer bid announced on March 17, 2014, which commenced on March 19, 2014 and expiring on March 18, 2015 to purchase up to 2,458,153 shares of our common stock.

(2)	Purchased pursuant to a normal course issuer bid announced on March 16, 2015, which commenced on March 19, 2015 and expiring on March 18, 2016 to purchase up to 2,434,034 shares of our common stock.

(3)

5,000 shares of our common stock were purchased under the normal course issuer bid that expired March 18, 2015 and 3,000 shares of our common stock were purchased under the normal course issuer bid expiring March 18, 2016.

(4)	Weighted average price.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Selected Consolidated Financial Information

The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2015 and 2014, and as at April 30, 2015 and April 30, 2014, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2015 and 2014. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2015	2014
Cash	$2,852,422	$7,172,798
Current assets	$6,326,187	$10,735,916
Current liabilities	$4,245,683	$4,031,301
Total liabilities	$4,304,006	$4,056,932
Total assets	$14,223,164	$19,136,890

Selected Consolidated Statements of Operations Data

	Years Ended April 30,
	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$12,003,083	100%		$11,681,948	100%

Operating expenses	17,349,003	145%		16,885,748	145%
Loss from operations	(5,345,920)	(45%	)	(5,203,800)	(45%	)
Interest and other income, net	20,440	−%		62,898	−%
Fair value adjustment on derivative instrument	−	−%		(87,339)	(1%	)
Foreign exchange gain/(loss)	883,613	7%		(670,570)	(6%	)
Income tax expense	−	−%		(15,736)	−%
Net income/(loss)	($4,441,867)	(37%	)	($5,914,547)	(51%	)

Net income/loss per share
-Basic	($0.10)			($0.14)
-Diluted (1)	($0.10)			($0.14)

Weighted average common shares outstanding
-Basic	42,492,515			42,126,733
-Diluted (1)	42,492,515			42,126,733

(1)

As at April 30, 2015 and 2014 common share equivalents of 3,852,796 and 4,015,777, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2015 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2015, we recorded an expense of $1,000,070 in connection with share-based payment awards. A future expense of non-vested options of $1,039,579 is expected to be recognized over a weighted-average period of 2.40 years. A future expense of non-vested deferred share units of $227,324 is expected to be recognized over a weighted-average period of 1.85 years.

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

Goodwill

We have goodwill related to the acquisitions of NewHeights Software Corporation and FirstHand Technologies Inc. The determination of the net carrying value of goodwill and the extent to which, if any, there is impairment, are dependent on material estimates and judgments on our part, including the estimate of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2015, did not result in an impairment charge for fiscal year 2015, nor did we record any goodwill impairment in fiscal 2014.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2015 and April 30, 2014, we had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the year ended April 30, 2015, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

Revenue

Revenues for the year ended April 30, 2015 and 2014 were as follows:

	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$7,151,076	60%	$7,035,323	60%	$115,753	2%
Service	4,852,007	40%	4,646,625	40%	205,382	4%
Total revenue	$12,003,083	100%	$11,681,948	100%	$321,135	3%

Revenue by Region
International	$4,285,151	36%	$3,224,462	28%	$1,060,689	33%
North America	7,717,932	64%	8,457,486	72%	(739,554)	(9%	)
Total revenue	$12,003,083	100%	$11,681,948	100%	$321,135	3%

For the year ended April 30, 2015, we generated $12,003,083 in revenue compared to $11,681,948 for the year ended April 30, 2014, representing an increase of $321,135. We generated $7,151,076 in software revenue for the year ended April 30, 2015 compared to $7,035,323 for the year ended April 30, 2014, representing an increase of $115,753. The increase in software revenue for the year ended April 30, 2015 was primarily a result of an increase in sales to service providers and enterprises offset by a decrease in sales to channel partners. For the year ended April 30, 2015, service revenue was $4,852,007 compared to $4,646,625 for the year ended April 30, 2014, representing an increase of $205,382. The increase in service revenue for the year ended April 30, 2015 was primarily a result of an increase in sales to enterprises offset by a decrease in sales to service providers and channel partners. International revenue outside of North America increased by 33% during the year ended April 30, 2015 compared to the year ended April 30, 2014, as a result of significant increases in sales to service providers in Europe and Asia, and to channel partners in Europe. North American revenue decreased by 9% during the year ended April 30, 2015 compared to year ended April 30, 2014, primarily due to decreases in sales North American service providers and channel partners which was partially offset by an increase in sales to North American enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the year ended April 30, 2015 and 2014 were as follows:

	April 30, 2015		April 30, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,222,071	19%	$2,231,222	19%	($9,151)	−%

Cost of sales was $2,222,071 for the year ended April 30, 2015 compared to $2,231,222 for the year ended April 30, 2014. The decrease of $9,151 was primarily attributable to a decrease in amortization of approximately $42,000 and a decrease in wages, benefits and consulting fees of approximately $42,000. These decreases were offset by an increase in license and permit sales of approximately $38,000, an increase in warranty expense of approximately $24,000 and an increase in other expenses of approximately $13,000. Cost of sales expressed as a percent of revenue remained unchanged at 19% of revenue for the year ended April 30, 2015 and April 30, 2014.

Sales and Marketing

Sales and marketing expenses for the year ended April 30, 2015 and 2014 were as follows:

	April 30, 2015		April 30, 2014		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,935,671	41%	$5,112,026	44%	($176,355)	(3%	)

Sales and marketing expenses were $4,935,671 for the year ended April 30, 2015 compared to $5,112,026 for the year ended April 30, 2014. The decrease of $176,355 was primarily attributable to a decrease in travel and trade show expenses of approximately $178,000, a decrease in stock based compensation of approximately $94,000 and a decrease in other expenses of approximately $31,000. These decreases were offset by an increase in wages, benefits, commissions and consulting fees of approximately $127,000.

Research and Development

Research and development expenses for the year ended April 30, 2015 and 2014 were as follows:

	April 30, 2015		April 30, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,669,217	47%	$5,508,516	47%	$160,701	3%

Research and development expenses were $5,669,217 for the year ended April 30, 2015 compared to $5,508,516 for the year ended April 30, 2014. The increase of $160,701 resulted primarily from an increase wages, benefits and consulting fees of approximately $160,000.

General and Administrative

General and administrative expenses for the years ended April 30, 2015 and 2014 were as follows:

	April 30, 2015		April 30, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,522,044	38%	$4,033,984	35%	$488,060	12%

General and administrative expenses for the year ended April 30, 2015 were $4,522,044 compared to $4,033,984 for the year ended April 30, 2014. The increase of $488,060 in general and administrative expenses was primarily attributable to an increase bad debt reserve of approximately $233,000, an increase in other expenses of approximately $137,000, an increase in legal, audit and professional fees of approximately $130,000, an increase in patent costs of approximately $65,000, an increase in other expenses of approximately $64,000 and an increase in wages, benefits, consulting fees and director’s expenses of approximately $17,000. The increases were partially offset by a decrease in human resource expenses of approximately $94,000.

Interest and Other Income

Interest and other income for the year ended April 30, 2015 was $21,669 compared to $64,630 for the year ended April 30, 2014. Interest expense for the year ended April 30, 2015, was $1,229 compared to $1,732 for the year ended April 30, 2014.

Foreign exchange gain for the year ended April 30, 2015, was $883,613 compared to a foreign exchange loss of $670,570 for the year ended April 30, 2014. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. The increase in foreign exchange gain is a result of a significant decline in the Canadian dollar against the US dollar in the year ended April 30, 2015.

Fair value adjustment on derivative instruments for the year ended April 30, 2015 resulted in a non-cash loss of $nil compared to a non-cash loss of $87,339 for the year ended April 30, 2014. On June 14, 2011, we issued 1,579,900 common share purchase warrants exercisable at CDN$2.25 per share and 220,206 broker warrants exercisable at CDN$1.75 per share under a brokered private placement. We recorded the warrants issued as a derivative instrument due to their exercise price being denominated in a currency other than our U.S. dollar functional currency. The fair value of the derivative instruments is revalued at the end of each reporting period, and the change in fair value of the derivative instruments is recorded as a gain or loss in our consolidated statements of operations. These warrants expired on June 14, 2013.

Liquidity and Capital Resources

As at April 30, 2015, we had $2,852,422 in cash compared to $7,172,798 at April 30, 2014, representing a decrease of $4,320,376. Our working capital was $2,080,504 at April 30, 2015 compared to $6,704,615 at April 30, 2014, representing a decrease of $4,624,111. Management anticipates that, future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

We have $2,388,454 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $3,336,380 for the year ended April 30, 2015. This compares to a net cash outflow of $2,651,967 for the year ended April 30, 2014, representing a $684,413 increase in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2015 was primarily a result of a net loss of $4,441,867, a non-cash foreign exchange gain of $293,323 and a decrease in accounts payable of $150,819. The net cash outflow was offset by an increase in unearned revenue of $241,160 and by adjustments for non-cash expenses including $1,000,070 for stock based compensation and $209,382 of depreciation and amortization.

The net cash outflow from operating activities of $2,651,967 for the year ended April 30, 2014 was primarily a result of a net loss of $5,914,547. The net cash outflow was offset by a decrease in accounts receivable of $1,235,500 and by adjustment for non-cash expenses including $1,071,467 for stock based compensation, $735,856 for foreign exchange losses and $236,443 of depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $214,514 for the year ended April 30, 2015, primarily due to the purchase of equipment during the year. This compares with a net cash outflow of $237,515 for the year ended April 30, 2014, primarily due to the purchase of equipment. At April 30, 2015, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $310,959 for the year ended April 30, 2015 compared to a net cash outflow of $351,365 for the year ended April 30, 2014.

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2015 (expiring March 18, 2016), we were authorized to purchase 2,434,034 of our common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or US marketplaces. The NCIB was renewed on March 19, 2015 and our company was authorized to purchase 2,434,034 of our common shares. Between August 20, 2012, the NCIBs commencement date, and March 18, 2013, we repurchased 72,292 common shares at an average price of $1.99 (CDN$1.98) for a total of $143,861. During the period from March 19, 2013 to March 18, 2014, we repurchased 180,870 common shares at an average price of $1.53 (CDN$1.61) for a total of $276,731. During the period from March 19, 2014 to March 18, 2015, we repurchased 361,326 common shares at an average price of $0.93 (CDN$1.05) for a total of $336,033 and during the period March 19, 2015 to April 30, 2015, we repurchased 13,000 common shares at an average price of $0.52 (CDN$0.64) for a total of $6,760. As of April 30, 2015, a total of 645,284 shares have been cancelled and the remaining 12,000 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this new standard.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income and loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CounterPath Corporation at April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP

Chartered Accountants
Vancouver, Canada
July 14, 2015

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2015	2014

Assets
Current assets:
Cash	$2,852,422	$7,172,798
Accounts receivable (net of allowance for doubtful accounts of $294,719 (2014 - $240,681))	3,305,466	3,401,491
Prepaid expenses and deposits	168,299	161,627
Total current assets	6,326,187	10,735,916

Deposits	97,667	125,267
Equipment – Note 3	271,736	154,293
Goodwill – Note 2(b)	7,311,449	8,018,578
Other assets	216,125	102,836
Total Assets	$14,223,164	$19,136,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$2,305,580	$2,326,763
Unearned revenue	1,866,986	1,625,826
Customer deposits	−	9,553
Accrued warranty – Note 2(b)	73,117	69,159
Total current liabilities	4,245,683	4,031,301

Deferred lease inducements	47,760	−
Unrecognized tax benefit – Notes 2(b) and 7	10,563	25,631
Total liabilities	4,304,006	4,056,932

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: April 30, 2015 – 0; April 30, 2014 – 0	–	–
Common stock, $0.001 par value – Note 6 Authorized: 100,000,000 Issued and outstanding: April 30, 2015 – 42,333,945; April 30, 2014 – 42,599,869	42,334	42,600
Treasury stock	(12)	(16)
Additional paid-in capital	67,599,913	66,910,540
Accumulated deficit	(55,330,905)	(50,889,038)
Accumulated other comprehensive income (loss) – currency translation adjustment	(2,392,172)	(984,128)
Total stockholders’ equity	9,919,158	15,079,958
Liabilities and Stockholders’ Equity	$14,223,164	$19,136,890

Commitments – Note 10

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
|(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2015	2014

Revenue – Note 8:
Software	$7,151,076	$7,035,323
Service	4,852,007	4,646,625
Total revenue	12,003,083	11,681,948
Operating expenses:
Cost of sales (includes depreciation of $32,710 (2014 - $74,955)) Note 2(b)	2,222,071	2,231,222
Sales and marketing	4,935,671	5,112,026
Research and development	5,669,217	5,508,516
General and administrative	4,522,044	4,033,984
Total operating expenses	17,349,003	16,885,748
Loss from operations	(5,345,920)	(5,203,800)
Interest and other income (expense), net
Interest and other income	21,669	64,630
Interest expense	(1,229)	(1,732)
Foreign exchange gain (loss)	883,613	(670,570)
Fair value adjustment on derivative instruments – Note 9	−	(87,339)
Net loss for the year before income taxes	(4,441,867)	(5,898,811)
Income tax expense	−	(15,736)
Net loss for the year	$(4,441,867)	$(5,914,547)

Net loss per share:
Basic – Note 11	$(0.10)	$(0.14)
Diluted – Note 11	$(0.10)	$(0.14)

Weighted average common shares outstanding:
Basic – Note 11	42,492,515	42,126,733
Diluted – Note 11	42,492,515	42,126,733

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net loss for the year	$(4,441,867)	$(5,914,547)
Other comprehensive loss:
Foreign currency translation adjustments	(1,408,044)	(653,208)
Comprehensive loss	$(5,849,911)	$(6,567,755)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss for the year	$(4,441,867)	$(5,914,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(6,602)	(28,936)
Depreciation and amortization	209,382	236,443
Fair value adjustment on derivative instruments	–	(83,227)
Foreign exchange (gain) loss	(293,323)	735,856
Stock-based compensation	1,000,070	1,071,467
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(150,819)	49,954
Accounts receivable	96,025	1,235,500
Accrued warranty	3,958	(21,992)
Customer deposits	(9,553)	–
Deferred lease inducements	54,362	–
Prepaid expenses and deposits	(2,693)	(22,388)
Other assets	(21,412)	(20,468)
Unearned revenue	241,160	183,315
Unrecognized tax benefit	(15,068)	(72,944)
Net cash used in operating activities	(3,336,380)	(2,651,967)

Cash flows from investing activities:
Purchase of equipment	(214,514)	(237,515)
Net cash used in investing activities	(214,514)	(237,515)

Cash flows from financing activities:
Common stock issued	11,689	1,374
Common stock repurchased	(322,648)	(268,112)
Redemption of deferred share units	–	(84,627)
Net cash used in by financing activities	(310,959)	(351,365)

Foreign exchange effect on cash	(458,523)	(815,950)

Decrease in cash	(4,320,376)	(4,056,797)

Cash, beginning of the year	7,172,798	11,229,595
Cash, end of the year	$2,852,422	$7,172,798

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,229	$1,732
Taxes	$–	$15,736

Non cash transactions – Notes 5 and 6

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2015 and 2014
(Stated in U.S. Dollars)

	Common shares		Treasury Shares			Preferred Shares
										Accumulated
	Number		Number			Number		Additional		Other
	of		of			of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares		Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2013	41,958,350	41,959	(78,608)		(79)	1	–	66,191,140	(44,974,491)	(330,920)	20,927,609

Shares issued:
Exercise of stock options	788,093	788	–		–	–	–	586	–	–	1,374
Share repurchase plan	–	–	(183,178)		(183)	–	–	183	–	–	–
Cancellation of shares	(245,586)	(246)	245,586		246	–	–	(268,112)	–	–	(268,112)
Conversion of deferred share units	99,012	99	–		–	–	–	(84,724)	–	–	(84,625)
Stock-based compensation – Note 6	–	–	–		–	–	–	1,071,467	–	–	1,071,467
Cancellation of preferred share	–	–	–		–	(1)	–	–	–	–	–
Net income (loss) for the year	–	–	–		–	–	–	–	(5,914,547)	–	(5,914,547)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–	(653,208)	(653,208)
Balance, April 30, 2014	42,599,869	42,600	(16,200)		(16)	–	–	66,910,540	(50,889,038)	(984,128)	15,079,958

Shares issued:
Exercise of stock options	67,892	68	–		–	–	–	(11,565)	–	–	(11,497)
Share repurchase plan	–	–	(352,126)		(352)	–	–	(310,731)	–	–	(311,083)
Cancellation of shares	(356,326)	(356)	356,326		356	–	–	–	–	–	–
Stock-based compensation – Note 6	–	–	–		–	–	–	1,000,070	–	–	1,000,070
Employee share purchase program	22,510	22	–		–	–	–	11,599	–	–	11,621
Net income (loss) for the year	–	–	–		–	–	–	–	(4,441,867)	–	(4,441,867)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–	(1,408,044)	(1,408,044)

Balance, April 30, 2015	42,333,945	$42,334	(12,000	) $	(12)	–	$–	$67,599,913	$(55,330,905)	$(2,392,172)	$9,919,158

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

On November 1, 2010, the Company's wholly-owned subsidiaries, FirstHand and CounterPath Technologies Inc. were amalgamated under the name CounterPath Technologies Inc.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, and BridgePort incorporated under the laws of the state of Delaware. The results of NewHeights (which subsequently was amalgamated with another subsidiary to become CounterPath Technologies Inc.) are included from August 2, 2007, the date of acquisition. The results of FirstHand (which subsequently was amalgamated with CounterPath Technologies Inc.) and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

b)	Significant Accounting Policies

Revenue Recognition:

The Company recognizes revenue in accordance with the Accounting Standard Codification (“ASC”) 985-605 (prior authoritative literature: AICPA Statement of Position (“SOP”) 97-2) “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

A substantial amount of the Company’s sales involve multiple element arrangements, such as products, support, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee to delivered elements using the residual method when vendor specific objective evidence (VSOE) does not exist for the delivered element. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically represents support services.

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

For multi-element arrangements, the Company allocates revenue to all deliverables based on their selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 (prior authoritative literature: EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2015 and April 30, 2014 using the assumptions more fully described in Note 6.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2015	2014

Balance of allowance for doubtful debts, beginning of year	$240,681	$456,051
Bad debt provision	628,113	415,448
Write-off of receivables	(574,075)	(630,818)
Balance of allowance for doubtful debts, end of year	$294,719	$240,681

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

Foreign Currency Translation:

The Company’s functional currency is the U.S. dollar. The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts in the reporting currency, U.S. dollars, in accordance with ASC Topic 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). Revenues and expenses are translated at the average exchange rate prevailing during the periods. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

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

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2015 and 2014 were as follows:

	Years Ended April 30,
	2015	2014

Balance, beginning of year	$69,159	$91,151
Usage during the year	−	−
Additions (reductions) during the year	3,958	(21,992)
Balance, end of year	$73,117	$69,159

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

We have $2,388,454 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

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

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2015, income per share excludes 3,825,796 (April 30, 2014 – 4,015,777) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2015 was $5,578,159 (CDN$6,704,947) (April 30, 2014 - $6,117,653) and $1,733,290 (CDN$2,083,752) (April 30, 2014 - $1,900,925), respectively. During the fourth quarter of its fiscal year ended April 30, 2015, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon the market capitalization of the Company as at April 30, 2015. On this basis Management determined that the Company’s fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2015 (2014 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Derivative Instruments:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), effective at the beginning of the first quarter of fiscal year 2010. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Following the guidance in ASC 815-40-15, the Company recorded the warrants issued as derivative instruments due to their exercise price being denominated in a currency other than the Company’s U.S. dollar functional currency initially at fair value. Subsequent changes in the fair value of the derivative instruments are recorded as a gain or loss in the Company’s consolidated statements of operations. The warrants expired in December 2012, June 2013, and June 2014.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect against fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 9 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not hold any foreign currency derivatives designated as cash flow hedges in the year ended April 30, 2015 (2014: none).

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new standard.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS|
(Stated in U.S. Dollars)

Note 3	Equipment

	April 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$1,072,376	$953,384	$118,992
Computer software	1,022,687	977,430	45,257
Leasehold improvements	280,893	238,818	42,075
Office furniture	204,680	197,601	7,079
Websites	122,161	63,828	58,333
	$2,702,797	$2,431,061	$271,736

	April 30, 2014
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$977,779	$949,069	$28,710
Computer software	990,657	946,411	44,246
Leasehold improvements	321,642	252,297	69,345
Office furniture	235,238	223,246	11,992
Websites	49,915	49,915	−
	$2,575,231	$2,420,938	$154,293

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2015 and 2014 are comprised of the following:

	April 30,
	2015	2014
Accounts payable – trade	$500,739	$569,152
Accrued commissions	184,791	201,034
Accrued vacation	688,965	631,172
Third party software royalties	568,814	568,814
Other accrued liabilities	362,271	356,591
	$2,305,580	$2,326,763

Note 5	Related Party Transactions

During the year ended April 30, 2015, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $85,954 (2014 - $75,051) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company entered into an agreement with 8007004 (Canada) Inc. to lease office space. 8007004 is controlled by a member of the board of directors of the Company. The Company through its wholly owned subsidiary, CounterPath Technologies, paid $17,471 (2014 - $13,644) for leased office space for the year ended April 30, 2015.

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

On September 9, 2014, the maximum number of shares of common stock authorized by the stock holders and reserved for issuance by the Board of Directors under the 2010 Stock Option Plan was increased from 6,860,000 to 7,860,000.

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals. In our consolidated financial statements, these withheld shares are netted against the number of shares that would have been issued upon vesting.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair values of options granted during the years ended April 30, 2015 and 2014 were $0.41 and $0.79, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2015	April 30, 2014
Risk-free interest rate	1.60%	1.69%
Expected volatility	57.58%	61.38%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2015 and the stock option activity during the years ended April 30, 2015 and 2014:

	Number of		Weighted-Average
	Options		Exercise Price per Share
Outstanding at April 30, 2013	3,930,818		$ 1.33
Granted	1,905,000		$ 1.49
Exercised	(1,365,571	) (1)	$ 0.56
Forfeited / Cancelled	(716,708)		$ 1.76
Expired	(48,000)		$ 0.47
Outstanding at April 30, 2014	3,705,539		$ 1.62
Granted	1,246,000		$ 0.94
Exercised	(334,731	) (1)	$ 0.60
Forfeited / Cancelled	(459,834)		$ 1.44
Expired	(39,162)		$ 1.03
Outstanding at April 30, 2015	4,117,812		$ 1.52

Exercisable at April 30, 2015	2,105,439		$ 1.77
Exercisable at April 30, 2014	1,767,621		$ 1.60

(1)	332,356 (2014 – 1,032,641) stock options were cashlessly exercised upon which 67,892 (2014 – 455,163) shares of common stock were issued.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock − (cont’d)

Stock Options − (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2015:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.45	50,000	$2,500	March 9, 2020	–	–
$0.47	122,750	$3,683	August 21, 2015 to September 26, 2016	122,750	$3,683
$0.52	325,000	–	March 23, 2020	–	–
$0.78	34,000	–	December 12, 2019	–	–
$1.05	127,000	–	September 12, 2019	18,522	–
$1.15	700,000	–	July 11, 2019	131,252	–
$1.23	20,833	–	January 13, 2019	20,833	–
$1.31	600,000	–	December 12, 2018	200,000	–
$1.41	100,000	–	October 1, 2018	37,500	–
$1.70	650,000	–	December 14, 2016	541,666	–
			December 14, 2015 to
$1.90	845,000	–		583,437	–
			July 25, 2018
$2.15	240,000	–	September 7, 2016	240,000	–
$2.90	303,229	–	July 19, 2017	209,479	–
April 30, 2015	4,117,812	$6,183		2,105,439	$3,683

April 30, 2014	3,705,539	$353,637		1,767,621	$332,137

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.50 per share as of April 30, 2015 (April 30, 2014 – $1.25), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2015 was 122,750 (April 30, 2014 – 485,726). The total intrinsic value of options exercised during the year ended April 30, 2015 was $(33,094) (2014 – $940,376). The grant date fair value of options vested during the year ended April 30, 2015 was $698,238 (April 30, 2014 – $609,817).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2015:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Non-vested options at April 30, 2013	1,252,931	$ 1.09
Granted	1,905,000	$ 0.79
Vested	(613,483)	$ 0.99
Forfeited	(606,530)	$ 0.94
Non-vested options at April 30, 2014	1,937,918	$ 0.87
Granted	1,246,000	$ 0.41
Vested	(816,857)	$ 0.85
Forfeited	(354,688)	$ 0.68
Non-vested options at April 30, 2015	2,012,373	$ 0.62

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

As of April 30, 2015, there was $1,039,579 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.40 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2015 and 2014 are as follows:

	Years Ended
	April 30,
	2015	2014

Cost of sales	$75,535	$62,515
Sales and marketing	279,121	349,356
Research and development	65,136	54,241
General and administrative	235,600	181,803
Total stock-based compensation	$655,392	$647,915

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

On June 19, 2012, the Company issued an aggregate of 1,465,000 units under a non-brokered private placement for aggregate gross proceeds of $3,579,335 (CDN$3,662,500) at a price of $2.44 (CDN$2.50)per unit, with each unit consisting of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at an exercise price of $3.25 per share until June 19, 2014. The 732,500 warrants issued expired unexercised on June 20, 2014.

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

The warrant liability is accounted for at its fair value as follows:

	April 30,	April 30,
	2015	2014
Opening balance at the beginning of the year	$–	$93,057
Change in fair value of warrant liability since issuance	–	(93,057)
Fair value of warrants exercised during the year	–	–
Fair value of warrant liability at April 30	$–	$–

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Warrants – (cont’d)

The Company uses the Binomial Model to estimate the fair value of the warrants with the following assumptions:

	As at	As at	As at
	April 30, 2015	April 30, 2014	April 30, 2013
Risk-free interest rate	–	–	0.11%
Expected volatility	–	–	70%
Expected term	–	–	0.12 years
Dividend yield	–	–	0%

The fair value of the warrants were classified as a derivative liability until such time as they were exercised or expired. The balance of unexercised warrants expired on June 14, 2013, and the balance in the liability account of $93,057 has been recorded as a gain in the Company’s consolidated statement of operations for the year ended April 30, 2014.

The following tables summarize information regarding the warrants outstanding as of April 30, 2015 and April 30, 2014.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2013	2,248,399	$2.57	June 14, 2013 to June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(1,515,899)	$2.25	June 14, 2013
Warrants at April 30, 2014	732,500	$3.25	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(732,500)	$3.25	–
Warrants at April 30, 2015	–	–	–

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2015, the Company matched $55,378 (2014 - $49,146) in shares purchased by employees under the ESPP. During the year ended April 30, 2015, 184,416 shares (2014 – 103,814) were sold, issued, or purchased by employees on the open market under the ESPP. Another 25,681 were issued to employees from treasury subsequent to April 30, 2015.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of April 30, 2015, a total of 533,891 shares were available for issuance under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2015 and expiring March 18, 2016, the Company was authorized to purchase 2,434,034 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or US marketplaces. Between August 20, 2012, the NCIBs commencement date, and March 18, 2013, the Company repurchased 72,292 common shares at an average price of $1.99 (CDN$1.98) for a total of $143,861. During the period from March 19, 2013 to March 18, 2014, the Company repurchased 180,870 common shares at an average price of $1.53 (CDN$1.61) for a total of $276,731. During the period from March 19, 2014 to March 18, 2015, the Company repurchased 361,326 common shares at an average price of $0.93 (CDN$1.05) for a total of $336,033 and during the period March 19, 2015 to April 30, 2015, the Company repurchased 13,000 common shares at an average price of $0.52 (CDN$0.64) for a total of $6,760. As of April 30, 2015, a total of 645,284 shares have been cancelled and the remaining 12,000 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

On September 9, 2014, the shares reserved for issuance under the DSUP plan was increased from 2,500,000 to 3,000,000. During the year ended April 30, 2015, 326,613 (2014 – 191,066) DSUs were issued under the DSUP, of which 145,161 DSUs were granted to officers and 181,452 DSUs were granted to non-employee directors. As of April 30, 2015, a total of 760,814 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2015 and 2014, and changes during the period then ended:

		Weighted Average Grant
	Number of DSU’s	Date Fair Value per Unit

DSU’s at April 30, 2013	1,643,119	$1.02
Granted	191,066	$1.90
Conversions	(161,751)	$1.28
Outstanding at April 30, 2014	1,672,434	$1.09
Granted	326,613	$1.17
Conversions	–	–
Outstanding at April 30, 2015	1,999,047	$1.10

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

As of April 30, 2015, there was $227,324 (2014 – $191,433) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.85 years (2014 – 1.73) . The total fair value of DSUs that vested during the year was $344,678 (2014 – $434,518).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2015 and 2014 are as follows:

	Year Ended
	April 30,
	2015	2014

Sales and marketing	$1,667	$25,276
Research and development	8,328	8,328
General and administrative	334,683	389,948
Total deferred share unit-based compensation	$344,678	$423,552

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2015:

		Weighted Average
		Grant Date Fair
	Number of DSUs	Value per Unit

Non-vested DSUs at April 30, 2013	207,444	$1.98
Granted	191,066	$1.90
Vested	(241,732)	$1.80
Non-vested DSUs at April 30, 2014	156,778	$2.16
Granted	326,613	$1.17
Vested	(231,701)	$1.65
Non-vested DSUs at April 30, 2015	251,690	$1.46

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2015	2014
Tax loss carry forwards	$16,271,000	$15,470,000
Capital losses carried forward	262,000	287,000
Equipment	184,000	113,000
Other	164,000	146,000
Nondeductible research and development expenses	3,266,000	3,582,000
Investment tax credits	494,000	560,000
Cumulative unrealized foreign exchange gain	467,000	476,000
Acquired technology and other intangibles	(896,000)	(846,000)
Valuation allowance established by management	(20,212,000)	(19,788,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2015	2014
Tax (recovery) based on U.S. rates	$(1,510,000)	$(2,006,264)
Foreign tax rate differential	(75,000)	153,000
Non-deductible expenses	–	5,000
Change in fair value of derivative instrument	–	32,000
Non-deductible stock option compensation	374,000	344,000
Effect of reduction (increase) in foreign statutory rates	–	(302,000)
Foreign exchange gain (losses) on revaluation of deferred tax balances	787,000	755,000
Under provision relating to prior year	–	151,000
Expiry of non-operating losses	–	497,000
Increase in valuation allowance	424,000	387,000
Income tax expense for year	$–	$15,736

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes – (cont’d)

As at April 30, 2015, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States – US$	$37,716,000		2026 – 2035
Canada – CDN$	$15,717,000	(1)	2016 – 2033

(1)These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

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

Changes in the Company’s uncertain tax positions for the year ended April 30, 2015 and April 30, 2014 were as follows:

	Years Ended
	April 30,
	2015	2014
Balance at beginning of year	$25,631	$98,575
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)		25,631
Settlements	–	–
Lapses in statute of limitations	(15,068)	(98,575)
Balance at end of year	$10,563	$25,631

Note 8	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2015 and 2014:

	Years Ended
	April 30,
	2015	2014
North America	$7,717,932	$8,457,486
Europe	2,520,381	1,569,286
Asia and Africa	1,288,848	975,954
Central and South America	475,922	679,222
	$12,003,083	$11,681,948

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Segmented Information - (cont’d)

Contained within the results of North America for the year ended April 30, 2015 are revenues from the United States of $6,462,273 (2014 - $6,038,541) and from Canada of $1,255,659 (2014 - $2,418,945).

Contained within the results of Europe for the year ended April 30, 2015 are revenues from Switzerland of $800,837 (2014 - $58,607), from the United Kingdom of $502,184 (2014 - $561,847), from Germany of $206,190 (2014 - $229,490), from Norway of $172,724 (2014 - $76,552), and from Ireland of $170,204 (2014 - $83,629).

Contained within the results of Central and South America for the year ended April 30, 2015 are revenues from Mexico of $129,839 (2014 - $249,141), from Argentina of $82,533 (2014 - $10,297), from Chile of $55,043 (2014 - $66,934), from Brazil of $49,581 (2014 - $125,644), and from Colombia of $42,121 (2014 - $176,071).

Contained within the results of Asia and Africa for the year ended April 30, 2015 are revenues from the United Arab Emirates of $445,006 (2014 - $125,893), from Japan of $246,579 (2014 - $345,743), from South Africa of $132,777 (2014 - $58,460), from New Zealand of $125,642 (2014 - $20,673), and from Australia of $104,284 (2014 - $113,989).

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets, and other assets, are located in Canada and the United States as follows:

	As at April 30,
	2015	2014
Canada	$7,714,307	$8,230,891
United States	85,003	44,816
	$7,799,310	$8,275,707

Revenue from significant customers for the years ended April 30, 2015 and 2014 is summarized as follows:

	Years Ended
	April 30,
	2015	2014
Customer A	3%	12%
Customer B	3%	6%
	6%	18%

Accounts receivable balance for Customer A was $109,439 as at April 30, 2015 (April 30, 2014 - $253,441).
Accounts receivable balance for Customer B was $189,000 as at April 30, 2015 (April 30, 2014 - $334,414).

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

Foreign Currency Exchange Rate Risk

A majority of our revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2015 is the Canadian dollar. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows.

The Company periodically enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. As of April 30, 2015, the Company had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management - (cont’d)

Fair Value Measurements – (cont’d)

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2015 and 2014:

	Carrying		Fair Value
As at April 30, 2015	Amount	Fair Value	Levels	Reference
Cash	$2,852,422	$2,852,422	1
Accounts receivable	$3,305,466	$3,305,466	2

	Carrying		Fair Value
As at April 30, 2014	Amount	Fair Value	Levels	Reference
Cash	$7,172,798	$7,172,798	1
Accounts receivable	$3,401,491	$3,401,491	2

Forward contracts		April 30,		April 30,
		2015		2014
Opening balance at the beginning of the year	$	−		$9,830
Fair value of forward, at issuance		−		−
Change in fair value of forward contracts since issuance		−		180,396
Fair value of forward contracts settled during the year		−		(190,226)
Fair value of forward contracts at April 30	$	−	$	−

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

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $21,456 plus $20,168 in operating costs.

b)

On December 9, 2011, the Company signed a fifth amendment to an existing lease agreement to extend the lease for the period May 1, 2012 to April 30, 2014. The monthly lease payment under the lease extension is $4,999 (CDN$6,009). On November 4, 2013, the Company entered into an extension of this lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,708 plus $3,454 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,149 plus $495 in operating expenses.

Total lease expense for the year ended April 30, 2015 is $754,221 (2014 – $743,652).

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2016	$85,954	$591,749	$677,703
2017	85,954	540,098	626,052
2018	85,954	518,238	604,192
2019	85,954	520,083	606,037
2020	−	216,701	216,701
	$343,816	$2,386,869	$2,730,685

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 11	Loss per common share

Computation of loss per share:

	Year ended April 30, 2015
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(4,441,867)	42,492,515	$(0.10)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(4,441,867)	42,492,515	$(0.10)

	Year ended April 30, 2014
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(5,914,547)	42,126,733	$(0.14)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(5,914,547)	42,126,733	$(0.14)

(1) For the years ended April 30, 2015 and April 30, 2014, common share equivalents (consisting of shares issuable on exercise of options, and deferred share units) totalling 3,825,796, and 4,015,777, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

(2) Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

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

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2015.

Item 11.	Executive Compensation.

The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2015.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2015.

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

Date: July 16, 2015

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 16, 2015

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 16, 2015
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 16, 2015
Secretary (Principal Financial Officer,
/s/ Owen Matthews	Principal Accounting Officer)
Owen Matthews	Vice Chairman and Director	July 16, 2015

/s/ Bruce Joyce
Bruce Joyce	Director	July 16, 2015

/s/ Chris Cooper
Chris Cooper	Director	July 16, 2015

/s/ Larry Timlick
Larry Timlick	Director	July 16, 2015