Form 10-Q
period 2015-07-31
COUNTERPATH CORP
filed 2015-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,345,836 shares of common stock issued and outstanding as of September 4, 2015.

COUNTERPATH CORPORATION
JULY 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2015 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2015	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,214,621	$2,852,422
Accounts receivable (net of allowance for doubtful accounts of $347,446 and $294,719, respectively)	3,068,218	3,305,466
Prepaid expenses and deposits	123,116	168,299
Total current assets	5,405,955	6,326,187

Deposits	91,051	97,667
Equipment	219,340	271,736
Goodwill – Note 2(e)	6,771,216	7,311,449
Other assets	190,375	216,125
Total Assets	$12,677,937	$14,223,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,214,037	$2,305,580
Accrued warranty	65,820	73,117
Customer deposits	8,070	−
Derivative liability	39,615	−
Unearned revenue	2,110,041	1,866,986
Total current liabilities	4,437,583	4,245,683

Deferred lease inducements	41,728	47,760
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,489,874	4,304,006

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2015 – nil; April 30, 2015 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 100,000,000 Issued and outstanding: July 31, 2015 – 42,375,069; April 30, 2015 – 42,333,945	42,375	42,334
Treasury stock	(12)	(12)
Additional paid-in capital	67,979,876	67,599,913
Accumulated deficit	(56,442,010)	(55,330,905)
Accumulated other comprehensive loss – currency translation adjustment	(3,392,166)	(2,392,172)
Total stockholders’ equity	8,188,063	9,919,158
Liabilities and Stockholders’ Equity	$12,677,937	$14,223,164

Commitments – Note 7
Subsequent Event – Note 9

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014
Revenue – Note 6:
Software	$1,200,849	$1,873,948
Service	1,156,397	1,153,223
Total revenue	2,357,246	3,027,171
Operating expenses:
Cost of sales (includes depreciation of $1,806 (2014 – $23,855))	481,932	618,054
Sales and marketing	1,187,033	1,137,768
Research and development	1,284,190	1,496,206
General and administrative	940,628	1,203,511
Total operating expenses	3,893,783	4,455,539
Loss from operations	(1,536,537)	(1,428,368)
Interest and other income (expense), net:
Interest and other income	1,302	8,049
Interest expense	(1,631)	(355)
Fair value adjustment on derivative instruments – Note 4	(39,615)	–
Foreign exchange gain (loss)	465,376	357,301
Net loss for the period	$(1,111,105)	$(1,063,373)

Net loss per share:
Basic and diluted – Note 8	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted – Note 8	42,366,916	42,592,851

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

Net loss for the period	$(1,111,105)	$(1,063,373)
Other comprehensive loss:
Foreign currency translation adjustments	(999,994)	(234,144)
Comprehensive loss	$(2,111,099)	$(1,297,517)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(1,111,105)	$(1,063,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,778	67,510
Stock-based compensation	361,522	368,612
Fair value adjustment on derivative instruments	39,615	–
Foreign exchange gain	(154,365)	(348,247)
Changes in assets and liabilities:
Accounts receivable	237,248	518,036
Prepaid expenses and deposits	52,762	(5,179)
Other assets	–	(11,286)
Accounts payable and accrued liabilities	(338,463)	113,223
Unearned revenue	243,055	63,916
Deferred lease inducements	(6,032)	59,778
Accrued warranty	(7,297)	3,459
Customer deposits	8,070	–
Net cash used in operating activities	(601,212)	(233,551)

Cash flows from investing activities:
Purchase of equipment	(7,847)	(73,699)
Net cash used in investing activities	(7,847)	(73,699)

Cash flows from financing activities:
Common stock issued	36,378	2
Common stock repurchased	(17,896)	(55,673)
Net cash provided by (used in) financing activities	18,482	(55,671)

Foreign exchange effect on cash	(47,224)	42,140

Net decrease in cash	(637,801)	(320,781)

Cash, beginning of the period	2,852,422	7,172,798
Cash, end of the period	$2,214,621	$6,852,017

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,631	$355
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2015
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2015	42,333,945	$42,334	(12,000)	$(12)	$67,599,913	$(55,330,905)	$(2,392,172)	$9,919,158

Shares issued:
Share repurchase plan	–	–	(23,500)	(24)	(12,608)	–	–	(12,632)
Cancellation of shares — Note 5	(24,000)	(24)	24,000	24	(5,264)	–	–	(5,264)
Stock-based compensation – Note 5	–	–	–	–	361,522	–	–	361,522
Employee share purchase program	65,124	65	–	–	36,313	–	–	36,378
Net loss for the period	–	–	–	–	–	(1,111,105)	–	(1,111,105)
Foreign currency translation adjustment	–	–	–	–	–	–	(999,994)	(999,994)

Balance, July 31, 2015 (unaudited)	42,375,069	$42,375	(11,500)	$(12)	$67,979,876	$(56,442,010)	$(3,392,166)	$8,188,063

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
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
July 31, 2015
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

b)	Interim Reporting (cont’d)

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2015 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2015 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new standard.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
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

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income (see Note 4).

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2015.

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
July 31, 2015
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill (cont’d)

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2015 was $5,165,997 (CDN$6,704,947) (April 30, 2015 - $5,578,159) in respect of NewHeights and $1,605,219 (CDN$2,083,414) (April 30, 2015 - $1,733,290) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2015 and 2014.

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2015	2015
Balance of allowance for doubtful accounts, beginning of period/year	$294,719	$240,681
Bad debt provision	52,727	628,113
Write-off of receivables	–	(574,075)
Balance of allowance for doubtful accounts, end of period/year	$347,446	$294,719

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

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended July 31, 2015 and 2014, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and deferred share units (“DSUs”) of 4,454,172 and 6,092,936, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 3	Related Party Transactions

During the three months ended July 31, 2015, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $19,896 (2014 - $23,755), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $nil (2014 - $8,277) for the three months ended July 31, 2015.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company. As at July 31, 2015, the Company had an accounts receivable balance from Magor Corporation of $134,250.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three months ended July 31, 2015 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three months ended July 31, 2015 and 2014, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three months ended July 31, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matures on August 20, 2015. During the three months ended July 31, 2014, the Company had not entered into any foreign currency forward contracts. The fair value marked to market loss of the forward contract as at July 31, 2015 was $39,615.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
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

The fair value of the derivative instrument is primarily based on the standard industry accepted Binomial Method (Note 5). The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2015 and April 30, 2015.

	Carrying		Fair Value
As at July 31, 2015	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,214,621	$2,214,621	1	N/A
Accounts receivable	$3,068,218	$3,068,218	2	N/A
Forward contracts	$(39,615)	$(39,615)	2	N/A

	Carrying		Fair Value
As at April 30, 2015	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,852,422	$2,852,422	1	N/A
Accounts receivable	$3,305,466	$3,305,466	2	N/A

Forward contracts		July 31,		April 30,
		2015		2015
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		(39,615)		−
Fair value of forward contracts settled during the period/year		−		−
Fair value of forward contracts at end of period/year		$(39,615)	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors of the Company under 2010 Stock Option Plan is 7,860,000.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the three months ended July 31, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statement of operations.

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

The weighted-average fair value of options granted during the three months ended July 31, 2015 and 2014 was $0.31 and $0.51, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31,
	2015	2014
Risk-free interest rate	1.66%	1.65%
Expected volatility	90.23%	58.20%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following is a summary of the status of the Company’s stock options as of July 31, 2015 and the stock option activity during the three months ended July 31, 2015:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2015	4,117,812	$1.52
Granted	579,000	$0.50
Forfeited/Cancelled	(193,854)	$1.16
Outstanding at July 31, 2015	4,502,958	$1.41

Exercisable at July 31, 2015	2,290,006	$1.75
Exercisable at April 30, 2015	2,105,439	$1.77

The following table summarizes stock options outstanding as of July 31, 2015:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.45	50,000	$–	March 9, 2020	–	$–
$0.47	122,750	–	August 21, 2015 to September 26, 2016	122,750	–
$0.50	579,000	–	July 17, 2020	–	–
$0.52	325,000	–	March 23, 2020	–	–
$0.78	34,000	–	December 12, 2019	4,964	–
$1.05	86,375	–	September 12, 2019	25,417	–
$1.15	550,000	–	July 11, 2019	175,000	–
$1.23	20,833	–	January 13, 2019	20,833	–
$1.31	600,000	–	December 12, 2018	237,500	–
$1.41	100,000	–	October 1, 2018	43,750	–
$1.70	650,000	–	December 14, 2016	582,292	–
$1.90	845,000	–	December 14, 2015 to July 25, 2018	612,500	–
$2.15	240,000	–	September 7, 2016	240,000	–
$2.90	300,000	–	July 19, 2017	225,000	–
July 31, 2015	4,502,958	$–		2,290,006	$–
April 30, 2015	4,117,812	$6,183		2,105,439	$3,683

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.45 per share as of July 31, 2015 (April 30, 2015 – $0.50), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2015 was nil (April 30, 2015 – 122,750). The total intrinsic value of options exercised during the three months ended July 31, 2015 was $nil (July 31, 2014 – $1,927). The grant date fair value of options vested during the three months ended July 31, 2015 was $151,982 (July 31, 2014 - $195,957).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of July 31, 2015.

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2015	2,012,373	$0.62
Granted	579,000	$0.31
Vested	(187,796)	$0.81
Forfeited/Cancelled	(190,625)	$0.49
Non-vested options at July 31, 2015	2,212,952	$0.54

As of July 31, 2015, there was $971,703 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2015 and 2014 are as follows:

	Three Months Ended
	July 31,
	2015	2014
Cost of sales	$14,687	$18,476
Sales and marketing	68,930	60,888
Research and development	17,564	15,546
General and administrative	55,889	61,191
Total stock-option based compensation	$157,070	$156,101

Warrants

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
July 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2015, the Company matched $11,580 (2014 - $14,973) in shares purchased by employees under the ESPP. During the three months ended July 31, 2015, no shares (2014 – 39,366) were purchased on the open market and 65,124 share were issued through treasury (2014 – nil) under the ESPP.

A total of 700,000 shares have been reserved for issuance under the ESPP. As of July 31, 2015, a total of 468,767 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2015 and expiring March 18, 2016, the Company was authorized to purchase 2,434,034 of its common shares through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or US marketplaces. During the period from March 19, 2014 to March 18, 2015, the Company repurchased 361,326 common shares at an average price of $0.93 (CDN$1.05) for a total of $336,033 and during the period March 19, 2015 to July 31, 2015, the Company repurchased 36,500 common shares at an average price of $0.54 (CDN$0.67) for a total of $19,710. As of July 31, 2015, a total of 669,284 shares have been cancelled and the remaining 11,500 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

A total of 3,000,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2015, 550,338 (2014 — 326,613) DSUs were issued under the DSUP, of which 239,112 were granted to officers or employees and 311,226 were granted to non-employee directors. As of July 31, 2015, a total of 210,476 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2015, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per Unit
DSUs outstanding at April 30, 2015	1,999,047	$1.10
Granted	550,338	$0.52
DSUs outstanding at July 31, 2015	2,549,385	$0.98

The following table summarizes information regarding the non-vested DSUs outstanding as of July 31, 2015:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per Unit
Non-vested DSUs at April 30, 2015	251,690	$1.46
Granted	550,338	$0.52
Vested	(416,809)	$0.82
Non-vested DSUs at July 31, 2015	385,219	$0.82

As of July 31, 2015, there was $309,048 (2014 – $369,365) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.20 years (2014 – 1.47 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2015 and 2014 are as follows:

	Three Months Ended
	July 31,
	2015	2014
Sales and marketing	$–	$1,667
Research and development	1,633	2,082
General and administrative	202,819	208,762
Total DSU based compensation	$204,452	$212,511

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2015 and 2014:

	Three Months Ended
	July 31,
	2015	2014
North America	$1,505,207	$2,322,508
EMEA	610,801	427,687
Asia Pacific	149,675	195,696
Latin America	91,563	81,280
	$2,357,246	$3,027,171

As at July 31, 2015, the Company adjusted geographic regions to better reflect current operating segments. These new regions include North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America. In prior periods geographic groupings included North America, Europe, Asia and Africa and Latin America.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2015	April 30, 2015
Canada	$7,108,705	$7,714,307
United States	72,226	85,003
	$7,180,931	$7,799,310

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015
(Unaudited)

Note 7	Commitments

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $21,455 plus $18,674 in operating costs.

b)

On November 4, 2013, the Company entered into an extension of a lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,434 plus $3,199 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,198 plus $495 in operating expenses.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2016	$59,689	$416,090	$475,779
2017	79,585	502,641	582,226
2018	79,585	480,018	559,603
2019	79,585	481,545	561,130
2020	−	200,644	200,644
	$298,444	$2,080,938	$2,379,382

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended
	July 31,
	2015	2014
Net loss	$(1,111,105)	$(1,063,373)
Weighted average common shares outstanding – basic and diluted	42,366,916	42,592,851
Basic and diluted EPS	$(0.03)	$(0.02)

As at July 31, 2015 and 2014, common share equivalents, consisting of common shares issuable, on exercise of options and DSUs of 4,454,172 and 6,092,936, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

Note 9	Subsequent Event

On September 4, 2015, the Company issued an aggregate of 2,930,000 units under a non-brokered private placement at a price of $0.50 per unit for aggregate gross proceeds of $1,465,000. Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $0.75 per share until September 4, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

            This quarterly report, including the documents incorporated herein and therein by reference, contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report may include statements about:

  any potential loss of or reductions in orders from certain significant customers;

  our dependence on our customers to sell our applications or services using our applications;

  claims that we infringe intellectual property rights of others;

  our ability to protect our intellectual property;

  competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

  our ability to predict our revenue, operating results and gross margin accurately;

  the length and unpredictability of our sales cycles;

  our ability to expand or enhance our product offerings including in response to industry demands or market trends;

  our ability to sell our products in certain markets;

  our ability to manage growth;

  the attraction and retention of qualified employees and key personnel;

  the interoperability of our products with service provider networks;

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

Business of CounterPath

            We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (“OTT”) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our Enterprise OTT solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our Operator OTT solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include telecommunication service providers and enterprises.

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

            These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2015 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2015 annual audited consolidated financial statements.

            Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the three months ended July 31, 2015 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2015, we recorded an expense of $361,522 in connection with share-based payment awards. A future expense of non-vested options of $971,703 is expected to be recognized over a weighted-average period of 2.4 years. A future expense of non-vested deferred share units of $309,048 is expected to be recognized over a weighted-average period of 2.2 years.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2015, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2015.

Derivative Instruments

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at July 31, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matures on August 20, 2015. During the three months ended July 31, 2014, our company had not entered into any foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market loss of forward contracts for the three months ended July 31, 2015 is $39,615.

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

Results of Operations

            Our operating activities during the three months ended July 31, 2015 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, on-line sales, and the continued development of our IP telephony software products.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at July 31, 2015 and April 30, 2015 and for the three months ended July 31, 2015 and 2014 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2015 and 2014 and the audited consolidated financial statements for the fiscal year ended April 30, 2015. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	July 31, 2015	April 30, 2015
Cash and cash equivalents	$2,214,621	$2,852,422
Current assets	$5,405,955	$6,326,187
Current liabilities	$4,437,583	$4,245,683
Total liabilities	$4,489,874	$4,304,006
Total assets	$12,677,937	$14,223,164

Selected Consolidated Statements of Operations Data

	Three Months Ended July 31,
	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,357,246	100%		$3,027,171	100%

Operating expenses	$3,893,783	165%		$4,455,539	147%
Loss from operations	($1,536,537)	(65%	)	($1,428,368)	(47%	)
Interest and other income, net	($329)	−%		$7,694	−%
Fair value adjustment on derivative instrument	($39,615)	(2%	)	−	−%
Foreign exchange gain (loss)	$465,376	19%		$357,301	12%
Net loss	($1,111,105)	(47%	)	($1,063,373)	(35%	)

Net loss per share
-Basic and diluted	($0.03)			($0.02)

Weighted average common shares outstanding
-Basic and diluted	42,366,916			42,592,851

Revenue

	Three Months Ended July 31,
	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,200,849	51%	$1,873,948	62%	($637,099)	(36%	)
Service	$1,156,397	49%	$1,153,223	38%	$3,174	−%
Total revenue	$2,357,246	100%	$3,027,171	100%	($669,925)	(22%	)

Revenue by Region
International	$852,039	36%	$704,663	23%	$147,376	21%
North America	$1,505,207	64%	$2,322,508	77%	($817,301)	(35%	)
Total revenue	$2,357,246	100%	$3,027,171	100%	$669,925	(22%	)

            For the three months ended July 31, 2015, we generated $2,357,246 in revenue compared to $3,027,171 for the three months ended July 31, 2014, representing a decrease of $669,925 or 22%. Software revenue decreased $673,099 or 36% to $1,200,849 for the three months ended July 31, 2015 compared to $1,873,948 for the three months ended July 31, 2014. The decrease in software revenue was primarily a result of a decrease in sales to channel partners and enterprises. Service revenue for the three months ended July 31, 2015 was $1,156,397 compared to $1,153,223 for the three months ended July 31, 2014. International revenue outside of North America increased by 21% during the three months ended July 31, 2015 compared to the three months ended July 31, 2014, primarily as a result of higher sales to service providers in EMEA. North American revenue decreased by 35% compared to the three months ended July 31, 2014, primarily as a result of lower sales of software and services to enterprises and channel partners.

Operating Expenses

Cost of Sales

             Cost of sales for the three months ended July 31, 2015 and 2014 were as follows:

	July 31, 2015		July 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$481,932	20%	$618,054	20%	($136,122)	(22%	)

            Cost of sales was $481,932 for the three months ended July 31, 2015 compared to $618,054 for the three months ended July 31, 2014. The decrease of $136,122 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $80,600, a decrease in amortization expense of approximately $22,000, a decrease in licenses and permit sales of approximately $18,300 and a decrease in other expenses of approximately $15,100.

Sales and Marketing

             Sales and marketing expenses for the three ended July 31, 2015 and 2014 were as follows:

	July 31, 2015		July 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,187,033	48%	$1,137,768	38%	$49,265	4%

            Sales and marketing expenses were $1,187,033 for the three months ended July 31, 2015 compared to $1,137,768 for the three months ended July 31, 2014. The increase of $49,265 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $29,400 and an increase in other expenses of approximately $19,900.

Research and Development

             Research and development expenses for the three months ended July 31, 2015 and 2014 were as follows:

	July 31, 2015		July 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,284,190	52%	$1,496,206	49%	($212,016)	(14%	)

            Research and development expenses were $1,284,190 for the three months ended July 31, 2015 compared to $1,496,206 for the three months ended July 31, 2014. The decrease of $212,016 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $185,400 and a decrease in other expenses of approximately $26,600.

General and Administrative

             General and administrative expenses for the three months ended July 31, 2015 and 2014 were as follows:

	July 31, 2015		July 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$940,628	38%	$1,203,511	40%	($262,883)	(22%	)

            General and administrative expenses were $940,628 for the three months ended July 31, 2015 compared to $1,203,511 for the three months ended July 31, 2014. The decrease of $262,883 in general and administrative expenses was primarily attributable to a decrease in wages, benefits and consulting and directors fees of approximately $97,300, a decrease in patent costs of approximately $50,200, a decrease in bad debts reserve of approximately $29,500, a decrease in filing fees of approximately $26,100, a decrease in human resource costs of approximately $21,700, a decrease in audit, legal and other professional expenses of approximately $20,200 and a decrease in other expenses of approximately $17,900.

Interest and Other Income

            Interest income for the three months ended July 31, 2015 was $1,302 compared to $8,049 for the three months ended July 31, 2014. Interest expense for the three months ended July 31, 2015 was $1,631 compared to $355 for the three months ended July 31, 2014.

            Foreign exchange gain (loss) for the three months ended July 31, 2015 was $465,376 compared to $357,301 for the three months ended July 31, 2014. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. The increase in foreign exchange gain is a result of a significant decline in the Canadian dollar against the US dollar in the three months ended July 31, 2015.

            Fair value adjustment on derivative instruments for the three months ended July 31, 2015 resulted in a non-cash loss of $39,615 compared $nil for the three months ended July 31, 2014. On June 7, 2015 we entered into a $1,000,000 notional value foreign currency forward contract that matures on August 20, 2015.

Liquidity and Capital Resources

            As of July 31, 2015, we had $2,214,621 in cash and cash equivalents compared to $2,852,422 as of April 30, 2015, representing a decrease of $637,801. Our working capital was $968,372 at July 31, 2015 compared to $2,080,504 at April 30, 2015, representing a decrease of $1,112,132. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

            On September 4, 2015, we issued an aggregate of 2,930,000 units under a non-brokered private placement at a price of $0.50 per unit for aggregate gross proceeds of $1,465,000. Each unit consists of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $0.75 per share until September 4, 2017.

            Our company has $1,711,608 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $601,212 for the three months ended July 31, 2015. This compares to a net cash outflow of $233,551 for the same period last year representing an increase of $367,661 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the three months ended July 31, 2015 was primarily a result of a net loss of $1,111,105, a non-cash foreign exchange gain of $154,365 and a decrease in accounts payable of $338,463. The net cash outflow was offset by an increase in unearned revenue of $243,055, a decrease in accounts receivable of $237,248 and by adjustment for non-cash expenses including $361,522 for stock based compensation and $73,778 for depreciation and amortization.

Investing Activities

            Investing activities resulted in a net cash outflow of $7,847, for the three months ended July 31, 2015 primarily for purchases of computer equipment. This compares with a net cash outflow from investing activities of $73,699 for the same period last year primarily for purchases of computer equipment and website development costs. At July 31, 2015, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $18,482 for the three months ended July 31, 2015 compared to a net cash outflow of $55,671 for the three months ended July 31, 2014. The net cash outflow was primarily a result of issuing 65,124 shares of common stock at an average price of $0.56 per share for $36,378 through our Employee Share Purchase Plan. The net cash inflow was partially offset by the repurchase of 23,500 shares of common stock at an average price of $0.54 per share for $12,608 under our normal course issuer bid.

Off-Balance Sheet Arrangements

            We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

            In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Topic 606 is effective for public entities with reporting periods beginning after December 15, 2017. Early adoption is not permitted. We have not yet evaluated the impact of the adoption of this new standard.

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Operating expenses decreased to $3,893,783 for the three months ended July 31, 2015 from $4,455,539 for the three months ended July 31, 2014 and our revenue decreased to $2,357,246 for the three months ended July 31, 2015 from $3,027,171 for the three months ended July 31, 2014. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            Based on the 42,375,069 shares of common stock that were issued and outstanding as of July 31, 2015, our directors owned approximately 28% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options and deferred share units as at July 31, 2015, then we would be required to issue an additional 4,454,172 shares of our common stock, which would represent approximately 11% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            On July 17, 2015, we granted 579,000 stock options pursuant to our 2010 Stock Option Plan. Each stock option entitles the holder thereof the right to purchase one share of common stock at a price equal to $0.50. The options vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested. We issued 405,000 stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 1, 2015 to May 31, 2015	7,500(1)	$0.75	7,500	2,413,534
June 1, 2015 to June 30, 2015	6,500(1)	$0.71	6,500	2,407,034
July 1, 2015 to July 31, 2015	9,500(1)	$0.61	9,500	2,397,534
Total	23,500	$0.68(2)	23,500	2,397,534

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2015, which commenced on March 19, 2015 and expiring on March 18, 2016 to purchase up to 2,434,034 shares of our common stock.

(2)	Weighted average price.

            On March 16, 2015, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 2,434,034 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

            Purchases will be made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 19, 2015 and ending on March 18, 2016. The daily purchase restriction is 1,000 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

            In connection with the normal course issuer bid, we entered into an automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of its shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 19, 2015. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

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

Item 3. Defaults Upon Senior Securities.

            None.

Item 5. Other Information.

            On June 18, 2015, we received notice from NASDAQ advising that our shares had not regained compliance with the minimum $1.00 bid price per share requirement, but that the NASDAQ staff had determined that our company would be eligible for an additional 180 calendar day period, or until December 14, 2015, to regain compliance with the foregoing requirement. The determination was based on our company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market with the exception of the bid price requirement, and our company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during the additional time period the closing bid price of our shares is at least $1.00 for a minimum of 10 consecutive business days, we will be in compliance. If compliance cannot be demonstrated by December 14, 2015, NASDAQ will provide written notification that our shares will be delisted.

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

10.5

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015).

10.6

Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015).

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

Date: September 14, 2015

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: September 14, 2015