Form 10-Q
period 2015-10-31
COUNTERPATH CORP
filed 2015-12-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,538,908 shares of common stock issued and outstanding as of December 7, 2015. Effective November 2, 2015, our Company effected a one-for-ten reverse stock split of the shares of our common stock with each resulting fractional share being round up to the next whole share. As a result, the Company’s authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock.

COUNTERPATH CORPORATION
OCTOBER 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2015 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2015	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,110,173	$2,852,422
Accounts receivable (net of allowance for doubtful accounts of $181,730 and $294,719, respectively)	3,357,418	3,305,466
Prepaid expenses and deposits	137,153	168,299
Total current assets	6,604,744	6,326,187

Deposits	90,054	97,667
Equipment	179,107	271,736
Goodwill – Note 2(e)	6,689,778	7,311,449
Other assets	182,628	216,125
Total Assets	$13,746,311	$14,223,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,165,438	$2,305,580
Accrued warranty	66,144	73,117
Customer deposits	21,500	−
Unearned revenue	2,076,715	1,866,986
Total current liabilities	4,329,797	4,245,683

Deferred lease inducements	38,752	47,760
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,379,112	4,304,006

Stockholders’ equity – Note 9:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: October 31, 2015 – nil; April 30, 2015 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 10,000,000
Issued and outstanding:
October 31, 2015 – 4,535,991; April 30, 2015 – 4,233,395	4,536	4,233
Treasury stock	(2)	(1)
Additional paid-in capital	69,679,731	67,638,003
Accumulated deficit	(56,775,466)	(55,330,905)
Accumulated other comprehensive loss – currency translation adjustment	(3,541,600)	(2,392,172)
Total stockholders’ equity	9,367,199	9,919,158
Liabilities and Stockholders’ Equity	$13,746,311	$14,223,164

Commitments – Note 7
Subsequent Event – Note 9

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenue – Note 6:
Software	$1,753,129	$1,720,742	$2,953,978	$3,594,690
Service	1,276,210	1,130,366	2,432,607	2,283,589
Total revenue	3,029,339	2,851,108	5,386,585	5,878,279
Operating expenses:
Cost of sales (includes depreciation of $3,612 (2014 – $23,855))	495,633	586,455	977,565	1,204,509
Sales and marketing	1,034,349	1,225,776	2,221,382	2,363,544
Research and development	1,116,456	1,455,168	2,400,646	2,951,374
General and administrative	771,135	1,206,883	1,711,763	2,410,394
Total operating expenses	3,417,573	4,474,282	7,311,356	8,929,821
Loss from operations	(388,234)	(1,623,174)	(1,924,771)	(3,051,542)
Interest and other income (expense), net:
Interest and other income	1,472	3,674	2,774	11,718
Interest expense	(454)	–	(2,085)	(350)
Fair value adjustment on derivative instruments – Note 4	(8,075)	–	(47,690)	–
Foreign exchange gain	61,835	180,716	527,211	538,017
Net loss for the period	$(333,456)	$(1,438,784)	$(1,444,561)	$(2,502,157)

Net loss per share:
Basic and diluted – Note 8	$(0.08)	$(0.34)	$(0.33)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted – Note 8	4,425,343	4,255,258	4,331,017	4,257,271

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

Net loss for the period	$(333,456)	$(1,438,784)	$(1,444,561)	$(2,502,157)
Other comprehensive loss:
Foreign currency translation adjustments	(149,434)	(435,502)	(1,149,428)	(669,646)
Comprehensive loss	$(482,890)	$(1,874,286)	$(2,593,989)	$(3,171,803)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(1,444,561)	$(2,502,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,717	114,650
Stock-based compensation	561,574	570,121
Foreign exchange gain	(304,990)	(355,594)
Changes in assets and liabilities:
Accounts receivable	(51,952)	404,377
Prepaid expenses and deposits	35,768	18,507
Other assets	–	(19,988)
Accounts payable and accrued liabilities	(290,984)	109,244
Unearned revenue	209,729	(19,828)
Deferred lease inducements	(9,008)	58,065
Accrued warranty	(6,973)	4,848
Customer deposits	21,500	–
Net cash used in operating activities	(1,159,180)	(1,617,755)

Cash flows from investing activities:
Purchase of equipment	(9,177)	(169,048)
Net cash used in investing activities	(9,177)	(169,048)

Cash flows from financing activities:
Common stock issued	1,510,185	–
Common stock repurchased	(29,729)	(219,350)
Net cash provided by (used in) financing activities	1,480,456	(219,350)

Foreign exchange effect on cash	(54,348)	(108,197)

Net increase (decrease) in cash	257,751	(2,114,350)

Cash, beginning of the period	2,852,422	7,172,798
Cash, end of the period	$3,110,173	$5,058,448

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,085	$350
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2015
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2015	4,233,395	$4,233	(1,200)	$(1)	$67,638,003	$(55,330,905)	$(2,392,172)	$9,919,158

Shares issued:
Private placement — Note 5	293,000	293			1,441,546			1,441,839
Share repurchase plan	–	–	(5,360)	(5)	(13,818)	–	–	(13,823)
Cancellation of shares — Note 5	(4,300)	(4)	4,300	4	(15,906)	–	–	(15,906)
Stock-based compensation – Note 5	–	–	–	–	561,574	–	–	561,574
Employee share purchase program	13,896	14	–	–	68,332	–	–	68,346
Net loss for the period	–	–	–	–	–	(1,444,561)	–	(1,444,561)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,149,428)	(1,149,428)

Balance, October 31, 2015 (unaudited)	4,535,991	$4,536	(2,260)	$(2)	$69,679,731	$(56,775,466)	$(3,541,600)	$9,367,199

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
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

Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

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

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, are recognized in net income (see Note 4).

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six months ended October 31, 2015.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

e)	Goodwill

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2015 was $5,103,865 (CDN$6,704,947) (April 30, 2015 - $5,578,159) in respect of NewHeights and $1,585,913 (CDN$2,083,414) (April 30, 2015 - $1,733,290) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2015 and 2014.

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2015	2015
Balance of allowance for doubtful accounts, beginning of period/year	$294,719	$240,681
Bad debt provision	112,647	628,113
Write-off of receivables	(225,636)	(574,075)
Balance of allowance for doubtful accounts, end of period/year	$181,730	$294,719

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

g)	Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the six months ended October 31, 2015 and 2014, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and deferred share units (“DSUs”) of 840,853 and 618,249, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

Note 3	Related Party Transactions

During the three and six months ended October 31, 2015, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $19,746 and $39,493 (2014 - $23,073 and $46,147), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $nil and $nil (2014 - $8,040 and $16,079) for the three and six months ended October 31, 2015.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company. As at October 31, 2015, the Company had an accounts receivable balance from Magor Corporation of $134,250.

On September 4, 2015, the Company completed a non-brokered private placement (the “Private Placement”) of 293,000 units, at a price of $5.00 per unit, for aggregate proceeds of $1,465,000. In connection with the Private Placement, Kanata Research Park Corporation, a company controlled by the Chairman of the Company, purchased 150,000 units; KMB Trac Two Holdings Ltd, a company that owns greater than 10% of the Company’s common stock, purchased 130,000 units; and a director of the Company purchased 10,000 units. Each unit consists of one share of common stock and one-half of one non-transferable common share purchase warrant.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and six months ended October 31, 2015 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and six months ended October 31, 2015 and 2014, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. On June 7, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. During the three and six months ended October 31, 2014, the Company had not entered into any foreign currency forward contracts. The fair value marked to market carrying value of the forward contract as at October 31, 2015 was $nil.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management – (cont’d)

Fair Value Measurement – (cont’d)

On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. The fair value of the foreign currency forward is based on a valuation model that discounts cash flows resulting from the differential between the contract price and market based forward rate. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2015 and April 30, 2015.

	Carrying		Fair Value
As at October 31, 2015	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$3,110,173	$3,110,173	1	N/A
Accounts receivable	$3,357,418	$3,357,418	2	N/A

	Carrying		Fair Value
As at April 30, 2015	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,852,422	$2,852,422	1	N/A
Accounts receivable	$3,305,466	$3,305,466	2	N/A

Forward contracts		October 31,		April 30,
		2015		2015
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		(47,690)		−
Fair value of forward contracts settled during the period/year		47,690		−
Fair value of forward contracts at end of period/year	$	−	$	−

Note 5	Common Stock

On September 4, 2015, the Company issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000. Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board under 2010 Stock Option Plan is 786,000.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the six months ended October 31, 2015 and 2014 in determining the expense recorded in the accompanying consolidated statement of operations.

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

The weighted-average fair value of options granted during the three and six months ended October 31, 2015 and 2014 was $nil and $10.50, respectively, and $3.10 and $7.80, respectively. The weighted- average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Risk-free interest rate	–	1.83%	1.66%	1.68%
Expected volatility	–	54.66%	90.23%	57.62%
Expected term	–	3.7 years	3.7 years	3.7 years
Dividend yield	–	0%	0%	0%

The following is a summary of the status of the Company’s stock options as of October 31, 2015 and the stock option activity during the six months ended October 31, 2015:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2015	411,780	$15.20
Granted	57,900	$5.00
Forfeited/Cancelled	(19,530)	$11.60
Expired	(10,735)	$4.70
Outstanding at October 31, 2015	439,415	$14.30

Exercisable at October 31, 2015	240,772	$17.70
Exercisable at April 30, 2015	210,540	$17.70

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes stock options outstanding as of October 31, 2015:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$4.50	5,000	$–	March 9, 2020	729	$–
$4.70	1,540	–	April 10, 2016 to September 26, 2016	1,540	–
$5.00	57,900	–	July 17, 2020	–	–
$5.20	32,500	–	March 23, 2020	4,740	–
$7.80	3,400	–	December 12, 2019	709	–
$10.50	8,492	–	September 12, 2019	3,023	–
$11.50	55,000	–	July 11, 2019	20,625	–
$12.30	2,083	–	January 13, 2019	2,083	–
$13.10	60,000	–	December 12, 2018	27,500	–
$14.10	10,000	–	October 1, 2018	5,000	–
$17.00	65,000	–	December 14, 2016	62,292	–
$19.00	84,500	–	December 14, 2015 to July 25, 2018	64,156	–
$21.50	24,000	–	September 7, 2016	24,000	–
$29.00	30,000	–	July 19, 2017	24,375	–
October 31, 2015	439,415	$–		240,772	$–
April 30, 2015	411,780	$6,183		210,544	$3,683

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $3.00 per share as of October 31, 2015 (April 30, 2015 – $5.00), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2015 was nil (April 30, 2015 – 12,275). The total intrinsic value of options exercised during the six months ended October 31, 2015 was $nil (October 31, 2014 – $1,927). The grant date fair value of options vested during the three and six months ended October 31, 2015 was $155,986 and $307,968, respectively (October 31, 2014 - $157,456 and $353,413, respectively).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of October 31, 2015:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2015	201,237	$6.20
Granted	57,900	$3.10
Vested	(41,286)	$7.50
Forfeited/Cancelled	(19,208)	$4.90
Non-vested options at October 31, 2015	198,643	$5.20

As of October 31, 2015, there was $841,726 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Cost of sales	$16,592	$17,611	$31,279	$36,088
Sales and marketing	66,431	65,546	135,361	126,433
Research and development	20,069	14,467	37,633	30,013
General and administrative	57,118	59,830	113,007	121,021
Total stock-option based compensation	160,210	$157,454	$317,280	$313,555

Warrants

The following table summarizes warrants outstanding and exercisable as of October 31, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2015	–	–	–
Granted	146,500	$7.50	September 4, 2017
Exercised	–	–	–
Expired	–	–	–
Warrants at October 31, 2015	146,500	$7.50	September 4, 2017

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2015, the Company matched $22,065 (2014 - $29,968) in shares purchased by employees under the ESPP. During the six months ended October 31, 2015, no shares (2014 – 8,481) were purchased on the open market and 13,869 share were issued from treasury (2014 – nil) under the ESPP.

On September 28, 2015, the shares reserved for issuance under the ESPP plan was increased from 70,000 shares to 120,000 shares. As of October 31, 2015, a total of 89,520 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2015 and expiring March 18, 2016, the Company was authorized to purchase 243,403 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or US marketplaces. Pursuant to a NCIB commencing March 19, 2014 to March 18, 2015, the Company repurchased 36,133 shares at an average price of $9.30 (CDN$10.51) for a total of $336,033. During the period March 19, 2015 to October 31, 2015, the Company repurchased 6,660 shares at an average price of $4.60 (CDN$5.90) for a total of $30,636. As of October 31, 2015, a total of 68,828 shares have been cancelled and the remaining 2,260 shares which we repurchased are in the process of being cancelled since the NCIB was initiated.

Deferred Share Unit Plan

Under the terms of the Deferred Share Unit Plan (the “DSUP”), each DSU is equivalent to one share of the Company’s common stock. The maximum number of common shares that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares outstanding at the time of reservation. A DSU granted to a participant who is a director of the Company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the shares of the Company’s common stock on the date of grant, is recorded as compensation expense over the vesting period.

On September 28, 2015, the shares reserved for issuance under the DSUP plan was increased from 300,000 shares to 400,000 shares. During the six months ended October 31, 2015, 55,034 (2014 — 32,661) DSUs were issued under the DSUP, of which 23,911 were granted to officers or employees and 31,123 were granted to non-employee directors. As of October 31, 2015, a total of 121,048 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2015, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2015	199,905	$11.00
Granted	55,034	$5.20
DSUs outstanding at October 31, 2015	254,939	$9.80

The following table summarizes information regarding the non-vested DSUs outstanding as of October 31, 2015:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2015	25,169	$14.60
Granted	55,034	$5.20
Vested	(41,681)	$8.20
Non-vested DSUs at October 31, 2015	38,522	$8.20

As of October 31, 2015, there was $269,206 (2014 – $315,365) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.99 years (2014 – 1.47 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Sales and marketing	$–	$–	$–	$1,667
Research and development	–	2,082	1,633	4,164
General and administrative	39,842	41,974	242,661	250,736
Total DSU based compensation	$39,842	$44,056	$244,294	$256,567

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
North America	$2,060,754	$1,795,720	$3,565,961	$4,118,229
EMEA	500,027	833,581	1,110,827	1,252,583
Asia Pacific	180,155	108,633	329,831	313,013
Latin America	288,403	113,174	379,966	194,454
	$3,029,339	$2,851,108	$5,386,585	$5,878,279

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

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2015	April 30, 2015
Canada	$6,992,069	$7,714,307
United States	59,444	85,003
	$7,051,513	$7,799,310

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Note 7	Commitments

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $19,716 plus $18,533 in operating costs.

b)

On November 4, 2013, the Company entered into an extension of an existing lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,408 plus $3,174 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,493 plus $495 in operating expenses.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2016	$39,493	$275,652	$315,145
2017	78,986	499,117	578,103
2018	78,986	476,423	555,409
2019	78,986	477,919	556,905
2020	−	199,133	199,133
	$276,451	$1,928,244	$2,204,695

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net loss	$(333,456)	$(1,438,784)	$(1,444,561)	$(2,502,157)
Weighted average common shares outstanding – basic and diluted	4,425,343	4,255,258	4,331,017	4,257,271
Basic and diluted EPS	$(0.08)	$(0.34)	$(0.33)	$(0.59)

As at October 31, 2015 and 2014, common share equivalents, consisting of common shares issuable, on exercise of options and DSUs of 603,689 and 618,250, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

Note 9	Subsequent Event

On October 8, 2015 the Board approved a one for ten reverse stock split effected at the opening of trading on November 2, 2015. As a result, the Company’s authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock with each fractional share being round up to the next whole share. The impact of this reverse stock split has been retroactively applied to these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report, including the documents incorporated herein and therein by reference, contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report may include statements about:

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our customers to sell our applications or services using our applications;

•	claims that we infringe intellectual property rights of others;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand or enhance our product offerings including in response to industry demands or market trends;

•	our ability to sell our products in certain markets;

•	our ability to manage growth;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks;

•	the quality of our products and services, including any undetected errors or bugs in our software; and

•	our ability to maintain proper and effective internal controls.

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

On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 768,017 shares of our common stock and 36,984 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 36,984 shares of our common stock.

On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. (“FirstHand”) through the issuance of 590,000 shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. (“BridgePort Networks”) by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

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

Revenue

We derive revenue from the sale of software licenses, software customization services, technical support services associated with the software licenses, implementation services, training services, and cloud based services. We recognize perpetual software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met. We recognize software as a service revenue over the term of the service contract, which is generally twelve months.

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

On October 8, 2015 our Board approved a one for ten reverse stock split effected at the open of trading on November 2, 2015. As a result, our authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock with each fractional share being round up to the next whole share. The impact of this reverse stock split has been retroactively applied.

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

Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the six months ended October 31, 2015 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2015, we recorded an expense of $561,574 in connection with share-based payment awards. A future expense of non-vested options of $841,726 is expected to be recognized over a weighted-average period of 2.28 years. A future expense of non-vested deferred share units of $269,206 is expected to be recognized over a weighted-average period of 1.99 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2015, did not result in an impairment charge, nor did we record any goodwill impairment for the three and six months ending October 31, 2015.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. In the period ended October 31, 2015, we had a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. During the six months ended October 31, 2014, our company had not entered into any foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. The fair value marked to market loss of forward contracts for the six months ended October 31, 2015 is $47,690.

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

Results of Operations

Our operating activities during the six months ended October 31, 2015 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, on-line sales, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the decline in the Canadian dollar against the U.S. dollar over the three and six months ended October 31, 2015, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the three and six months ended October 31, 2014. For the three and six months ended October 31, 2015 as compared to three and six months ended October 31, 2014, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $415,000 and $794,000, respectively.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at October 31, 2015 and April 30, 2015 and for the three and six months ended October 31, 2015 and 2014 has been derived from the consolidated unaudited financial statements and accompanying notes for the six months ended October 31, 2015 and 2014 and the audited consolidated financial statements for the fiscal year ended April 30, 2015. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	October 31, 2015	April 30, 2015
Cash and cash equivalents	$3,110,173	$2,852,422
Current assets	$6,604,744	$6,326,187
Current liabilities	$4,329,797	$4,245,683
Total liabilities	$4,379,112	$4,304,006
Total assets	$13,746,311	$14,223,164

Selected Consolidated Statements of Operations Data

		Three Months Ended Oct 31,
	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,029,339	100%		$2,851,108	100%

Operating expenses	$3,417,573	113%		$4,474,282	157%
Loss from operations	($388,234)	(13%	)	($1,623,174)	(57%	)
Interest and other income, net	$1,018	−%		$3,674	−%
Fair value adjustment on derivative instrument	($8,075)	−%		−	−%
Foreign exchange gain (loss)	$61,835	2%		$180,716	6%
Net loss	($333,456)	(11%	)	($1,438,784)	(50%	)

Net loss per share
-Basic and diluted	($0.08)			($0.34)

Weighted average common shares outstanding
-Basic and diluted	4,425,343			4,255,258

Selected Consolidated Statements of Operations Data

	Six Months Ended Oct 31,
	2015			2014
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$5,386,585	100%		$5,878,279	100%

Operating expenses	$7,311,356	136%		$8,929,821	152%
Loss from operations	($1,924,771)	(36%	)	($3,051,542)	(52%	)
Interest and other income, net	$689	−%		$11,368	−%
Fair value adjustment on derivative instrument	($47,690)	(1%	)	−	−%
Foreign exchange gain (loss)	$527,211	10%		$538,017	9%
Net loss	($1,444,561)	(27%	)	($2,502,157)	(43%	)

Net loss per share
-Basic and diluted	($0.33)			($0.59)

Weighted average common shares outstanding
-Basic and diluted	4,331,017			4,257,271

Revenue

	Three Months Ended October 31,
	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,753,129	58%	$1,720,742	60%	$32,387	2%
Service	$1,276,210	42%	$1,130,366	40%	$145,844	13%
Total revenue	$3,029,339	100%	$2,851,108	100%	$178,231	6%
Revenue by Region
International	$968,585	32%	$1,055,388	37%	($86,803)	(8%	)
North America	$2,060,754	68%	$1,795,720	63%	$265,034	15%
Total revenue	$3,029,339	100%	$2,851,108	100%	$178,231	6%

For the three months ended October 31, 2015, we generated $3,029,339 in revenue compared to $2,851,108 for the three months ended October 31, 2014, representing an increase of $178,231 or 6%. Software revenue increased $32,387 or 2% to $1,753,129 for the three months ended October 31, 2015 compared to $1,720,742 for the three months ended October 31, 2014. The increase in software revenue was primarily a result of an increase in sales to channel partners partially offset by a decrease in software sales to service providers and enterprises. Service revenue for the three months ended October 31, 2015 was $1,276,210 compared to $1,130,366 for the three months ended October 31, 2014. The increase in service revenue was primarily a result of higher sales to channel partners. North American revenue increased by 15% compared to the three months ended October 31, 2014, primarily as a result of higher sales of software and service to channel partners. International revenue outside of North America decreased by 8% during the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to lower sales to service providers, channel partners, and enterprises in EMEA.

	Six Months Ended October 31,
	2015		2014		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,953,978	55%	$3,594,690	61%	($640,712)	(18%	)
Service	$2,432,607	45%	$2,283,589	39%	$149,018	7%
Total revenue	$5,386,585	100%	$5,878,279	100%	($491,694)	(8%	)

Revenue by Region
International	$1,820,624	34%	$1,760,050	30%	$60,574	3%
North America	$3,565,961	66%	$4,118,229	70%	($552,268)	(13%	)
Total revenue	$5,386,585	100%	$5,878,279	100%	($491,694)	(8%	)

For the six months ended October 31, 2015, we generated $5,386,585 in revenue compared to $5,878,279 for the six months ended October 31, 2014. This represents a decrease of $491,694 or 8% from the same period last year. We generated $2,953,978 in software revenue for the six months ended October 31, 2015 compared to $3,594,690 for the six months ended October 31, 2014, representing a decrease of $640,712 or 18%. The decrease in software revenue for the six months ended October 31, 2015 was due to a decrease in sales to enterprises, channel partners and service providers. For the six months ended October 31, 2015, service revenue was $2,432,607 compared to $2,283,589 for the six months ended October 31, 2014. The increase of $149,018 or 7% in service revenue was primarily a result of an increase in sales to channel partners and service providers partially offset by a decrease in sales to enterprises. North American revenue decreased by 13% compared to the six months ended October 31, 2014, due primarily to a decrease in sales of software and services to North American enterprises and service providers. International revenue outside of North America increased by 3% during the six months ended October 31, 2015 compared to the six months ended October 31, 2014, as a result of increased sales to channel partners in Latin America and service providers in EMEA.

Operating Expenses

Cost of Sales

Cost of sales for the three and six months ended October 31, 2015 and 2014 were as follows:

	October 31, 2015		October 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$495,633	16%	$586,455	21%	($90,822)	(15%	)
Six months ended	$977,565	18%	$1,204,509	21%	($226,944)	(19%	)

Cost of sales was $495,633 for the three months ended October 31, 2015 compared to $586,455 for the three months ended October 31, 2014. The decrease of $90,822 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $65,100, and a decrease in other expenses of approximately $25,700.

Cost of sales was $977,565 for the six months ended October 31, 2015 compared to $1,204,509 for the six months ended October 31, 2014. The decrease of $226,944 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $145,800, a decrease in other expenses of approximately $55,700, and a decrease in depreciation of approximately $25,500.

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2015 and 2014 were as follows:

	October 31, 2015		October 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,034,349	34%	$1,225,776	43%	($191,427)	(16%	)
Six months ended	$2,221,382	41%	$2,363,544	40%	($142,162)	(6%	)

Sales and marketing expenses were $1,034,349 for the three months ended October 31, 2015 compared to $1,225,776 for the three months ended October 31, 2014. The decrease of $191,427 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $177,800 and a decrease in other expenses of approximately $12,700.

Sales and marketing expenses were $2,221,382 for the six months ended October 31, 2015 compared to $2,363,544 for the six months ended October 31, 2014. The decrease of $142,162 was primarily attributable to a decrease in wages, benefits and consulting fess of approximately $155,700. The decrease in sales and marketing expense was offset by an increase in other expenses of approximately $13,500.

Research and Development

Research and development expenses for the three and six months ended October 31, 2015 and 2014 were as follows:

	October 31, 2015		October 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,116,456	37%	$1,455,168	51%	($338,712)	(23%	)
Six months ended	$2,400,646	45%	$2,951,374	50%	($550,728)	(19%	)

Research and development expenses were $1,116,456 for the three months ended October 31, 2015 compared to $1,455,168 for the three months ended October 31, 2014. The decrease of $338,712 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $295,300, a decrease in other expenses of approximately $16,400, a decrease in rent of approximately $15,400, and a decrease in travel of approximately $11,600.

Research and development expenses were $2,400,646 for the six months ended October 31, 2015 compared to $2,951,374 for the six months ended October 31, 2014. The decrease of $550,728 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $480,700, a decrease in rent expense of approximately $29,000, a decrease in travel of approximately $27,700, and a decrease in other expense of approximately $13,400.

General and Administrative

General and administrative expenses for the three and six months ended October 31, 2015 and 2014 were as follows:

	October 31, 2015		October 31, 2014		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$771,135	25%	$1,206,883	42%	($435,748)	(36%	)
Six months ended	$1,711,763	32%	$2,410,394	41%	($698,631)	(29%	)

General and administrative expenses were $771,135 for the three months ended October 31, 2015 compared to $1,206,883 for the three months ended October 31, 2014. The decrease of $435,748 in general and administrative expenses was primarily attributable to a decrease in bad debts reserve of approximately $186,000, a decrease in wages, benefits and consulting and directors fees of approximately $166,400, a decrease in audit, legal and other professional expenses of approximately $48,400 and a decrease in other expenses of approximately $35,000.

General and administrative expenses were $1,711,763 for the six months ended October 31, 2015 compared to $2,410,394 for the six months ended October 31, 2014. The decrease of $698,631 in general and administrative expenses was primarily attributable to a decrease in wages, benefits, consulting and directors fees of approximately $296,300, a decrease bad debt reserve of approximately $215,400, a decrease in legal, audit and professional expenses of approximately $68,600, a decrease in other expenses of approximately $47,000, a decrease in patent costs of approximately $43,000, and a decrease in filing fees of approximately $28,300.

Interest and Other Income

Interest income for the three and six months ended October 31, 2015 was $1,472 and $2,774, respectively, compared to $3,674 and $11,718, respectively, for the three and six months ended October 31, 2014. Interest expense for the three and six months ended October 31, 2015 was $454 and $2,085, respectively, compared to $nil and $350, respectively, for the three and six months ended October 31, 2014.

Foreign exchange gain (loss) for the three and six months ended October 31, 2015 was $61,835 and $527,211, respectively, compared to $180,716 and $538,017, respectively, for the three and six months ended October 31, 2014. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Fair value adjustment on derivative instruments for the three and six months ended October 31, 2015 resulted in a non-cash loss of $8,075 and $47,690, respectively, compared $nil for the three and six months ended October 31, 2014. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015.

Liquidity and Capital Resources

As of October 31, 2015, we had $3,110,173 in cash and cash equivalents compared to $2,852,422 as of April 30, 2015, representing an increase of $257,751. Our working capital was $2,274,947 at October 31, 2015 compared to $2,080,504 at April 30, 2015, representing an increase of $194,443. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

On September 4, 2015, we issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000. Each unit consists of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $7.50 per share until September 4, 2017.

Our company has $2,538,448 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,159,180 for the six months ended October 31, 2015. This compares to a net cash outflow of $1,617,755 for the same period last year representing a decrease of $458,575 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2015 was primarily a result of a net loss of $1,444,561, a non-cash foreign exchange gain of $304,990 and a decrease in accounts payable of $290,984. The net cash outflow was offset by an increase in unearned revenue of $209,729, and by adjustment for non-cash expenses including $561,574 for stock based compensation and $120,717 for depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $9,177, for the six months ended October 31, 2015 primarily for purchases of computer equipment and patent costs. This compares with a net cash outflow from investing activities of $169,048 for the same period last year primarily for purchases of computer equipment and website development costs. At October 31, 2015, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,480,456 for the six months ended October 31, 2015 compared to a net cash outflow of $219,350 for the six months ended October 31, 2014. The net cash inflow was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit raising $1,465,000.

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

Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through October 31, 2016.

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

Operating expenses decreased to $3,417,573 for the three months ended October 31, 2015 from $4,474,282 for the three months ended October 31, 2014 and our revenue increased to $3,029,339 for the three months ended October 31, 2015 from $2,851,108 for the three months ended October 31, 2014. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Effective November 2, 2015, our Company effected a one-for-ten reverse stock split of the shares of our common stock. On November 16, 2015, we received notice from Nasdaq that the closing bid price of our common stock has been $1.00 or greater for the previous 30 consecutive business day’s and that we had regained compliance with listing rule 5550(a)(2). There can be no assurance that the closing bid price of our common stock will not fall below the minimum bid price requirement of $1.00 per share.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2016 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2015 (2014 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 4,535,991 shares of common stock that were issued and outstanding as of October 31, 2015, our directors owned approximately 29% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options, warrants and deferred share units as at October 31, 2015, then we would be required to issue an additional 603,689 shares of our common stock, which would represent approximately 13% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Recent Sales of Unregistered Securities

On September 4, 2015, the Company issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000. Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 1, 2015 to August 31, 2015	750(1)	$5.90	750	239,003
September 1, 2015 to September 30, 2015	700(1)	$5.50	700	238,303
October 1, 2015 to October 31, 2015	1,560(1)	$4.30	1,560	236,743
Total	3,010	$5.00(2)	3,010	236,743

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2015, which commenced on March 19, 2015 and expiring on March 18, 2016 to purchase up to 243,403 shares of our common stock.

(2)	Weighted average price.

On March 16, 2015, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 243,403 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

Purchases will be made on the open market through the facilities of the TSX, Nasdaq Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 19, 2015 and ending on March 18, 2016. The daily purchase restriction is 100 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

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

On June 18, 2015, we received notice from the Nasdaq advising that our shares had not regained compliance with the minimum $1.00 bid price per share requirement, but that the Nasdaq staff had determined that our company would be eligible for an additional 180 calendar day period, or until December 14, 2015, to regain compliance with the foregoing requirement. Effective November 2, 2015, our Company effected a one-for-ten reverse stock split of the shares of our common stock. As a result, the Company’s authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock. On November 16, 2015, we received notice from the Nasdaq that the closing bid price of our common stock has been $1.00 or greater for the consecutive business day’s and that we had regained compliance with listing rule 5550(a)(2).

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

Date: December 14, 2015

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: December 14, 2015