Form 10-Q
period 2016-01-31
COUNTERPATH CORP
filed 2016-03-15
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
Yes [   ]       No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,535,548 shares of common stock issued and outstanding as of March 4, 2016. Effective November 2, 2015, our Company effected a one-for-ten reverse stock split of the shares of our common stock with each resulting fractional share being round up to the next whole share. As a result, the Company’s issued and outstanding capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock.

COUNTERPATH CORPORATION
JANUARY 31, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2016 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,606,528	$2,852,422
Accounts receivable (net of allowance for doubtful accounts of $230,500 and $294,719, respectively)	3,049,442	3,305,466
Prepaid expenses and deposits	165,844	168,299
Total current assets	5,821,814	6,326,187

Deposits	84,566	97,667
Equipment	149,899	271,736
Goodwill – Note 2(e)	6,241,734	7,311,449
Other assets	181,483	216,125
Total Assets	$12,479,496	$14,223,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,036,542	$2,305,580
Accrued warranty	62,688	73,117
Customer deposits	16,710	−
Unearned revenue	1,860,859	1,866,986
Total current liabilities	3,976,799	4,245,683

Deferred lease inducements	33,849	47,760
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,021,211	4,304,006

Stockholders’ equity – Note 9:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2016 – nil; April 30, 2015 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 10,000,000 Issued and outstanding: January 31, 2016 – 4,536,248; April 30, 2015 – 4,233,395	4,536	4,233
Treasury stock	(3)	(1)
Additional paid-in capital	69,860,724	67,638,003
Accumulated deficit	(57,023,587)	(55,330,905)
Accumulated other comprehensive loss – currency translation adjustment	(4,383,385)	(2,392,172)
Total stockholders’ equity	8,458,285	9,919,158
Liabilities and Stockholders’ Equity	$12,479,496	$14,223,164

Commitments – Note 7

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Revenue – Note 6:
Software	$1,305,756	$1,651,329	$4,259,734	$5,246,019
Service	1,348,630	1,370,154	3,781,237	3,653,743
Total revenue	2,654,386	3,021,483	8,040,971	8,899,762
Operating expenses:
Cost of sales (includes depreciation of $5,419 (2015 – $30,904))	464,102	544,667	1,441,667	1,749,176
Sales and marketing	955,801	1,381,923	3,177,183	3,745,467
Research and development	1,119,046	1,329,691	3,519,692	4,281,065
General and administrative	708,062	1,032,338	2,419,825	3,442,732
Total operating expenses	3,247,011	4,288,619	10,558,367	13,218,440
Loss from operations	(592,625)	(1,267,136)	(2,517,396)	(4,318,678)
Interest and other income (expense), net:
Interest and other income	1,323	8,491	4,097	20,209
Interest expense	(168)	(211)	(2,253)	(561)
Fair value adjustment on derivative instruments – Note 4	–	–	(47,690)	–
Foreign exchange gain	343,349	733,773	870,560	1,271,790
Net loss for the period	$(248,121)	$(525,083)	$(1,692,682)	$(3,027,240)

Net loss per share:
Basic and diluted – Note 8	$(0.05)	$(0.12)	$(0.38)	$(0.71)

Weighted average common shares outstanding:
Basic and diluted – Note 8	4,538,373	4,248,236	4,400,136	4,254,259

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

Net loss for the period	$(248,121)	$(525,083)	$(1,692,682)	$(3,027,240)
Other comprehensive loss:
Foreign currency translation adjustments	(841,785)	(1,682,538)	(1,991,213)	(2,352,184)
Comprehensive loss	$(1,089,906)	$(2,207,621)	$(3,683,895)	$(5,379,424)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(1,692,682)	$(3,027,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,830	160,959
Stock-based compensation	746,782	803,463
Foreign exchange gain	(968,405)	(324,576)
Changes in assets and liabilities:
Accounts receivable	256,024	232,931
Prepaid expenses and deposits	7,491	(4,271)
Other assets	(12,454)	(21,035)
Accounts payable and accrued liabilities	(104,666)	(246,083)
Unearned revenue	(6,127)	111,078
Deferred lease inducements	(7,436)	51,335
Accrued warranty	(10,429)	8,040
Customer deposits	16,710	(9,553)
Net cash used in operating activities	(1,614,362)	(2,264,952)

Cash flows from investing activities:
Purchase of equipment	(14,228)	(195,755)
Net cash used in investing activities	(14,228)	(195,755)

Cash flows from financing activities:
Common stock issued	1,520,571	68
Common stock repurchased	(44,332)	(310,431)
Net cash provided by (used in) financing activities	1,476,239	(310,363)

Foreign exchange effect on cash	(93,543)	(698,218)

Net increase (decrease) in cash	(245,894)	(3,469,288)

Cash, beginning of the period	2,852,422	7,172,798
Cash, end of the period	$2,606,528	$3,703,510

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,253	$561
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2016
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2015	4,233,395	$4,233	(1,200)	$(1)	$67,638,003	$(55,330,905)	$(2,392,172)	$9,919,158

Shares issued:
Private placement — Note 5	293,000	293	–	–	1,441,546	–	–	1,441,839
Share repurchase plan	–	–	(9,460)	(9)	(16,827)	–	–	(16,836)
Cancellation of shares — Note 5	(7,360)	(7)	7,360	7	(27,498)	–	–	(27,498)
Stock-based compensation – Note 5	–	–	–	–	746,782	–	–	746,782
Employee share purchase program	17,213	17	–	–	78,718	–	–	78,735
Net loss for the period	–	–	–	–	–	(1,692,682)	–	(1,692,682)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,991,213)	(1,991,213)
Balance, January 31, 2016 (unaudited)	4,536,248	$4,536	(3,300)	$(3)	$69,860,724	$(57,023,587)	$(4,383,385)	$8,458,285

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The shares of the Company’s common stock are listed for trading on the NASDAQ Capital Market in the United States of America and on the Toronto Stock Exchange in Canada.

The Company focuses on the design, development, marketing and sales of personal computer and mobile communications application software, gateway (server) software and related professional services, such as pre and post sales technical support and customization services. The Company’s products are sold into the Voice over Internet Protocol (VoIP), either directly or through channel partners, to small, medium and large businesses (“enterprises”) and telecom service providers, in North America, , Europe, Middle East, Africa (“EMEA”), Asia Pacific and Latin America.

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

Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

c)	New Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 was issued which delayed the effective date for public entities to reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new standard.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine months ended January 31, 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2016 was $4,762,036 (CDN$6,704,947) (April 30, 2015 - $5,578,159) in respect of NewHeights and $1,479,698 (CDN$2,083,414) (April 30, 2015 - $1,733,290) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2016 and 2015.

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2016	2015
Balance of allowance for doubtful accounts, beginning of period/year	$294,719	$240,681
Bad debt provision	161,417	628,113
Write-off of receivables	(225,636)	(574,075)
Balance of allowance for doubtful accounts, end of period/year	$230,500	$294,719

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
January 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

g)	Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the nine months ended January 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 847,824 and 575,963, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

Note 3	Related Party Transactions

During the three and nine months ended January 31, 2016, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $18,476 and $55,427 (2015 - $20,397 and $61,192), respectively, to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space.  8007004 is controlled by a member of the board of directors of the Company.  CounterPath Technologies, paid $nil and $nil (2015 - $2,369 and $16,583), respectively, for the three and nine months ended January 31, 2016.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company. As at January 31, 2016, the Company had an accounts receivable balance from Magor Corporation of $151,703.

On September 4, 2015, the Company completed a non-brokered private placement (the “Private Placement”) of 293,000 units, at a price of $5.00 per unit, for gross aggregate proceeds of $1,465,000 less stock issuance costs of $23,161. In connection with the Private Placement, Kanata Research Park Corporation, a company controlled by the Chairman of the Company, purchased 150,000 units and a director of the Company purchased 10,000 units. Each unit consists of one share of common stock and one-half of one non-transferable common share purchase warrant.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and nine months ended January 31, 2016 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and nine months ended January 31, 2016 and 2015, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. On June 7, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $47,690 was recognized on maturity of the forward contract. During the three and nine months ended January 31, 2015, the Company had not entered into any foreign currency forward contracts. The fair value marked to market carrying value of the forward contract as at January 31, 2016 was $nil.

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
January 31, 2016
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management – (cont’d)

Fair Value Measurement – (cont’d)

On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. The fair value of the foreign currency forward is based on a valuation model that discounts cash flows resulting from the differential between the contract price and market based forward rate. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2016 and April 30, 2015.

	Carrying		Fair Value
As at January 31, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,606,528	$2,606,528	1	N/A
Accounts receivable	$3,049,442	$3,049,442	2	N/A

	Carrying		Fair Value
As at April 30, 2015	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,852,422	$2,852,422	1	N/A
Accounts receivable	$3,305,466	$3,305,466	2	N/A

Forward contracts		January 31,		April 30,
		2016		2015
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		(47,690)		−
Fair value of forward contracts settled during the period/year		47,690		−
Fair value of forward contracts at end of period/year	$	−	$	−

Note 5	Common Stock

On September 4, 2015, the Company issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000 less issuance costs of $23,161. Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017.

On October 8, 2015 the Board approved a one for ten reverse stock split effected at the opening of trading on November 2, 2015. The impact of this reverse stock split has been reflected in these consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the nine months ended January 31, 2016 and 2015 in determining the expense recorded in the accompanying consolidated statement of operations.

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

The weighted-average fair value of options granted during the three and nine months ended January 31, 2016 and 2015 was $2.41 and $3.72, respectively, and $7.80 and $11.20, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Risk-free interest rate	1.66%	1.53%	1.66%	1.67%
Expected volatility	94.77%	54.50%	92.48%	57.50%
Expected term	3.7 years	3.7 years	3.7 years	3.7 years
Dividend yield	0%	0%	0%	0%

The following is a summary of the status of the Company’s stock options as of January 31, 2016 and the stock option activity during the nine months ended January 31, 2016:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2015	411,780	$15.20
Granted	114,900	$3.72
Forfeited/Cancelled	(31,560)	$10.75
Expired	(48,735)	$15.85
Outstanding at January 31, 2016	446,385	$12.52

Exercisable at January 31, 2016	227,396	$16.91
Exercisable at April 30, 2015	210,540	$17.70

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes stock options outstanding as of January 31, 2016:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.41	56,500	$ –	December 14, 2020	–	$ –
$4.50	5,000	–	March 9, 2020	1,046	–
$4.70	1,540	–	April 10, 2016 to September 26, 2016	1,540	–
$5.00	52,900	–	July 17, 2020	6,633	–
$5.20	32,500	–	March 23, 2020	6,774	–
$7.80	3,400	–	December 12, 2019	1,020	–
$10.50	8,491	–	September 12, 2019	3,499	–
$11.50	53,047	–	July 11, 2019	23,735	–
$12.30	2,083	–	January 13, 2019	2,083	–
$13.10	60,000	–	December 12, 2018	31,264	–
$14.10	5,424	–	October 1, 2018	5,424	–
$17.00	65,000	–	December 14, 2016	65,000	–
$19.00	46,500	–	July 25, 2018	29,122	–
$21.50	24,000	–	September 7, 2016	24,000	–
$29.00	30,000	–	July 19, 2017	26,256	–
January 31, 2016	446,385	$ –		227,396	$ –
April 30, 2015	411,780	$ 6,183		210,544	$ 3,683

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.20 per share as of January 31, 2016 (April 30, 2015 – $5.00), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2016 was nil (April 30, 2015 – 12,275). The total intrinsic value of options exercised during the nine months ended January 31, 2016 was $nil (January 31, 2015 – $66,525). The grant date fair value of options vested during the three and nine months ended January 31, 2016 was $155,756 and $463,724, respectively (January 31, 2015 - $189,156 and $542,569, respectively).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of January 31, 2016:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2015	201,237	$6.20
Granted	114,900	$2.35
Vested	(65,767)	$7.05
Forfeited/Cancelled	(31,381)	$4.95
Non-vested options at January 31, 2016	218,989	$4.14

As of January 31, 2016, there was $744,622 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Cost of sales	$18,536	$22,617	$49,815	$58,704
Sales and marketing	63,316	86,265	198,677	212,699
Research and development	23,211	21,014	60,845	51,026
General and administrative	40,304	59,390	153,309	180,411
Total stock-option based compensation	145,367	$189,286	$462,646	$502,840

Warrants

The following table summarizes warrants outstanding and exercisable as of January 31, 2016:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2015	–	–	–
Granted	146,500	$7.50	September 4, 2017
Exercised	–	–	–
Expired	–	–	–
Warrants at January 31, 2016	146,500	$7.50	September 4, 2017

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2016, the Company matched $30,617 (2015 - $43,516) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2016, 9,622 (2015 – 13,675) shares were purchased on the open market and 14,618 shares were issued from treasury (2015 – nil) under the ESPP.

On September 28, 2015, the number of shares reserved for issuance under the ESPP plan was increased from 70,000 shares to 120,000 shares. As of January 31, 2016, a total of 86,203 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2015 and expiring March 18, 2016, the Company was authorized to purchase 243,403 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or US marketplaces. Pursuant to a NCIB commencing March 19, 2014 and expiring March 18, 2015, the Company repurchased 36,133 shares at an average price of $9.30 (CDN$10.51) for an aggregate purchase price of $336,033. During the period from March 19, 2015 to January 31, 2016, the Company repurchased 11,210 shares at an average price of $4.86 (CDN$5.90) for a total of $54,517. As of January 31, 2016, a total of 71,888 shares have been cancelled and the remaining 3,300 shares which were repurchased are in the process of being cancelled since the NCIB was initiated.

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

On September 28, 2015, the shares reserved for issuance under the DSUP plan was increased from 300,000 shares to 400,000 shares. During the nine months ended January 31, 2016, 55,034 (2015 — 32,661) DSUs were issued under the DSUP, of which 23,911 were granted to officers or employees and 31,123 were granted to non-employee directors. As of January 31, 2016, a total of 121,048 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2016, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2015	199,905	$11.00
Granted	55,034	$5.20
DSUs outstanding at January 31, 2016	254,939	$9.79

The following table summarizes information regarding the non-vested DSUs outstanding as of January 31, 2016:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2015	25,169	$14.60
Granted	55,034	$5.20
Vested	(41,681)	$8.13
Non-vested DSUs at January 31, 2016	38,522	$8.15

As of January 31, 2016, there was $229,365 (2015 – $271,380) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.80 years (2015 – 1.46 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Sales and marketing	$–	$–	$–	$1,667
Research and development	–	2,082	1,633	6,246
General and administrative	39,842	41,974	282,503	292,709
Total DSU based compensation	$39,842	$44,056	$284,136	$300,622

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
North America	$1,596,861	$1,684,132	$5,162,822	$5,802,361
EMEA	783,488	1,067,645	1,894,315	2,320,227
Asia Pacific	167,361	188,195	497,192	501,208
Latin America	106,676	81,511	486,642	275,966
	$2,654,386	$3,021,483	$8,040,971	$8,899,762

As at July 31, 2015, the Company adjusted geographic regions to better reflect current operating segments. In prior periods geographic groupings included North America, Europe, Asia and Africa and Latin America.

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2016	April 30, 2015
Canada	$6,522,096	$7,714,307
United States	51,020	85,003
	$6,573,116	$7,799,310

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Note 7	Commitments

a)

On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $18,447 plus $17,340 in operating costs.

b)

On November 4, 2013, the Company entered into an extension of an existing lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,188 plus $2,970 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)

From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,198 plus $495 in operating expenses.

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2016	$18,476	$130,441	$148,917
2017	73,903	469,223	543,126
2018	73,903	445,919	519,822
2019	73,903	447,162	521,065
2020	−	186,318	186,318
	$240,185	$1,679,063	$1,919,248

Note 8	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net loss	$(248,121)	$(525,083)	$(1,692,682)	$(3,027,240)
Weighted average common shares outstanding – basic and diluted	4,538,373	4,248,236	4,400,136	4,254,259
Basic and diluted EPS	$(0.05)	$(0.12)	$(0.38)	$(0.71)

As at January 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise of options and DSUs of 590,313 and 575,963, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

On October 8, 2015 our Board approved a one-for-ten reverse stock split effected at the open of trading on November 2, 2015. The impact of this reverse stock split has been reflected in this quarterly report.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2015 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2015 annual audited consolidated financial statements.

Operating results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the nine months ended January 31, 2016 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2016, we recorded an expense of $746,782 in connection with share-based payment awards. A future expense of non-vested options of $744,622 is expected to be recognized over a weighted-average period of 2.29 years. A future expense of non-vested deferred share units of $229,365 is expected to be recognized over a weighted-average period of 1.80 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2015, did not result in an impairment charge, nor did we record any goodwill impairment for the three and nine months ending January 31, 2016.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. In the nine month period ended January 31, 2016, we had a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $47,690 was recognized on maturity of the forward contract. As at January 31, 2015, our company had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the nine months ended January 31, 2016 consisted primarily of selling our IP telephony software and related services to telecom service provider enterprises and channel partners serving the telecom and enterprise segments, on-line sales, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the decline in the Canadian dollar against the U.S. dollar over the three and nine months ended January 31, 2016, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the three and nine months ended January 31, 2015. For the three and nine months ended January 31, 2016 as compared to three and nine months ended January 31, 2015, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $297,000 and $1,091,000, respectively.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at January 31, 2016 and April 30, 2015 and for the three and nine months ended January 31, 2016 and 2015 has been derived from the consolidated unaudited financial statements and accompanying notes for the nine months ended January 31, 2016 and 2015 and the audited consolidated financial statements for the fiscal year ended April 30, 2015. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	January 31, 2016	April 30, 2015
Cash and cash equivalents	$2,606,528	$2,852,422
Current assets	$5,821,814	$6,326,187
Current liabilities	$3,976,799	$4,245,683
Total liabilities	$4,021,211	$4,304,006
Total assets	$12,479,496	$14,223,164

Selected Consolidated Statements of Operations Data

	Three Months Ended January 31,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,654,386	100%		$3,021,483	100%

Operating expenses	$3,247,011	122%		$4,288,619	142%
Loss from operations	($592,625)	(22%	)	($1,267,136)	(42%	)
Interest and other income, net	$1,155	−%		$8,280	−%
Fair value adjustment on derivative instrument	−	−%		−	−%
Foreign exchange gain (loss)	$343,349	13%		$733,773	24%
Net loss	($248,121)	(9%	)	($525,083)	(17%	)

Net loss per share
-Basic and diluted	($0.05)			($0.12)

Weighted average common shares outstanding
-Basic and diluted	4,538,373			4,248,236

Selected Consolidated Statements of Operations Data

	Nine Months Ended January 31,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$8,040,971	100%		$8,899,762	100%

Operating expenses	$10,558,367	131%		$13,218,440	149%
Loss from operations	($2,517,396)	(31%	)	($4,318,678)	(49%	)
Interest and other income, net	$1,844	−%		$19,648	−%
Fair value adjustment on derivative instrument	($47,690)	(1%	)	−	−%
Foreign exchange gain (loss)	$870,560	11%		$1,271,790	14%
Net loss	($1,692,682)	(21%	)	($3,027,240)	(34%	)

Net loss per share
-Basic and diluted	($0.38)			($0.71)

Weighted average common shares outstanding
-Basic and diluted	4,400,136			4,254,259

Revenue

	Three Months Ended January 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,305,756	49%	$1,651,329	55%	($345,573)	(21%	)
Service	$1,348,630	51%	$1,370,154	45%	($21,524)	(2%	)
Total revenue	$2,654,386	100%	$3,021,483	100%	($367,097)	(12%	)

Revenue by Region
International	$1,057,525	40%	$1,337,351	44%	($279,826)	(21%	)
North America	$1,596,861	60%	$1,684,132	56%	($87,271)	(5%	)
Total revenue	$2,654,386	100%	$3,021,483	100%	($367,097)	(12%	)

For the three months ended January 31, 2016, we generated $2,654,386 in revenue compared to $3,021,483 for the three months ended January 31, 2015, representing a decrease of $367,097 or 12%. Software revenue decreased $345,573 or 21% to $1,305,756 for the three months ended January 31, 2016 compared to $1,651,329 for the three months ended January 31, 2015. The decrease in software revenue was a result of decreases in sales to channel partners, service providers, and enterprises. Service revenue for the three months ended January 31, 2016 was $1,348,630 compared to $1,370,154 for the three months ended January 31, 2015. The decrease in service revenue was primarily a result of lower sales to service providers and enterprises partially offset by higher sales to channel partners. North American revenue decreased by 5% for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, primarily as a result of lower sales of software and service to service providers and enterprises. International revenue outside of North America decreased by 21% for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, due to lower sales to service providers, enterprises, and channel partners in Europe, Middle East and Africa (“EMEA”).

	Nine Months Ended January 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,259,734	53%	$5,246,019	59%	($986,285)	(19%	)
Service	$3,781,237	47%	$3,653,743	41%	$127,494	3%
Total revenue	$8,040,971	100%	$8,899,762	100%	($858,791)	(10%	)

Revenue by Region
International	$2,878,149	36%	$3,097,401	35%	($219,252)	(7%	)
North America	$5,162,822	64%	$5,802,361	65%	($639,539)	(11%	)
Total revenue	$8,040,971	100%	$8,899,762	100%	($858,791)	(10%	)

For the nine months ended January 31, 2016, we generated $8,040,971 in revenue compared to $8,899,762 for the nine months ended January 31, 2015. This represents a decrease of $858,791 or 10% from the same period last year. We generated $4,259,734 in software revenue for the nine months ended January 31, 2016 compared to $5,246,019 for the nine months ended January 31, 2015, representing a decrease of $986,285 or 19%. The decrease in software revenue for the nine months ended January 31, 2016 was due to decreases in sales to enterprises, channel partners, and service providers. For the nine months ended January 31, 2016, service revenue was $3,781,237 compared to $3,653,743 for the nine months ended January 31, 2015. The increase of $127,494 or 3% in service revenue was primarily a result of an increase in sales to channel partners partially offset by a decrease in sales to enterprises and service providers. North American revenue decreased by 11% for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015, due primarily to a decrease in sales of software and services to North American enterprises and service providers. International revenue outside of North America decreased by 7% for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015, as a result of decreased sales to channel partners and enterprises in EMEA.

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2016 and 2015 were as follows:

	January 31, 2016		January 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$464,102	17%	$544,667	18%	($80,565)	(15%	)
Nine months ended	$1,441,667	18%	$1,749,176	20%	($307,509)	(18%	)

Cost of sales was $464,102 for the three months ended January 31, 2016 compared to $544,667 for the three months ended January 31, 2015. The decrease of $80,565 was primarily attributable to a decrease in licenses and permits of approximately $52,300 a decrease in wages, benefits and consulting fees of approximately $15,200, and a decrease in other expenses of approximately $13,000.

Cost of sales was $1,441,667 for the nine months ended January 31, 2016 compared to $1,749,176 for the nine months ended January 31, 2015. The decrease of $307,509 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $161,000, a decrease in licenses and permits of approximately $80,800, a decrease in other expenses of approximately $40,200, and a decrease in depreciation of approximately $25,500.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended January 31, 2016 and 2015 were as follows:

	January 31, 2016		January 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$955,801	36%	$1,381,923	46%	($426,122)	(31%	)
Nine months ended	$3,177,183	40%	$3,745,467	42%	($568,284)	(15%	)

Sales and marketing expenses were $955,801 for the three months ended January 31, 2016 compared to $1,381,923 for the three months ended January 31, 2015. The decrease of $426,122 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $403,400 and a decrease in other expenses of approximately $22,700.

Sales and marketing expenses were $3,177,183 for the nine months ended January 31, 2016 compared to $3,745,467 for the nine months ended January 31, 2015. The decrease of $568,284 was primarily attributable to a decrease in wages, benefits and consulting fess of approximately $551,800. The decrease in sales and marketing expense was offset by an increase in other expenses of approximately $16,500.

Research and Development

Research and development expenses for the three and nine months ended January 31, 2016 and 2015 were as follows:

	January 31, 2016		January 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,119,046	42%	$1,329,691	44%	($210,645)	(16%	)
Nine months ended	$3,519,692	44%	$4,281,065	48%	($761,373)	(18%	)

Research and development expenses were $1,119,046 for the three months ended January 31, 2016 compared to $1,329,691 for the three months ended January 31, 2015. The decrease of $210,645 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $192,200 and a decrease in other expenses of approximately $18,500.

Research and development expenses were $3,519,692 for the nine months ended January 31, 2016 compared to $4,281,065 for the nine months ended January 31, 2015. The decrease of $761,373 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $672,800, a decrease in rent expense of approximately $43,800, a decrease in travel of approximately $35,700, and a decrease in other expense of approximately $9,100.

General and Administrative

General and administrative expenses for the three and nine months ended January 31, 2016 and 2015 were as follows:

	January 31, 2016		January 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$708,062	27%	$1,032,338	34%	($324,276)	(31%	)
Nine months ended	$2,419,825	30%	$3,442,732	39%	($1,022,907)	(30%	)

General and administrative expenses were $708,062 for the three months ended January 31, 2016 compared to $1,032,338 for the three months ended January 31, 2015. The decrease of $324,276 in general and administrative expenses was primarily attributable to a decrease in bad debts reserve of approximately $170,900, a decrease in audit, legal and other professional expenses of approximately $89,100, a decrease in wages, benefits and consulting and directors fees of approximately $34,600, and a decrease in other expenses of approximately $29,700.

General and administrative expenses were $2,419,825 for the nine months ended January 31, 2016 compared to $3,442,732 for the nine months ended January 31, 2015. The decrease of $1,022,907 in general and administrative expenses was primarily attributable to a decrease bad debt reserve of approximately $386,400, a decrease in wages, benefits, consulting and directors fees of approximately $334,200, a decrease in legal, audit and professional expenses of approximately $157,500, a decrease in patent costs of approximately $42,500, a decrease in other expenses of approximately $39,500, a decrease in stock based compensation of approximately $37,300, and a decrease in investor relations of approximately $25,500.

Interest and Other Income

Interest income for the three and nine months ended January 31, 2016 was $1,323 and $4,097, respectively, compared to $8,491 and $20,209, respectively, for the three and nine months ended January 31, 2015. Interest expense for the three and nine months ended January 31, 2016 was $168 and $2,253, respectively, compared to $211 and $561, respectively, for the three and nine months ended January 31, 2015.

Foreign exchange gain (loss) for the three and nine months ended January 31, 2016 was $343,349 and $870,560, respectively, compared to $733,773 and $1,271,790, respectively, for the three and nine months ended January 31, 2015. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Fair value adjustment on derivative instruments for the three and nine months ended January 31, 2016 resulted in a non-cash loss of $nil and $47,690, respectively, compared $nil for the three and nine months ended January 31, 2015. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had $2,606,528 in cash and cash equivalents compared to $2,852,422 as of April 30, 2015, representing a decrease of $245,894. Our working capital was $1,845,015 at January 31, 2016 compared to $2,080,504 at April 30, 2015, representing a decrease of $235,489. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

On September 4, 2015, we issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000 less costs of issuance of $23,161. Each unit consists of one share of our common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of our common stock at an exercise price of $7.50 per share until September 4, 2017.

Our company has $2,024,444 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,614,362 for the nine months ended January 31, 2016. This compares to a net cash outflow of $2,264,952 for the same period last year representing a decrease of $674,026 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2016 was primarily a result of a net loss of $1,692,682, a non-cash foreign exchange gain of $968,405 and a decrease in accounts payable of $104,666. The net cash outflow was offset by a decrease in accounts receivable of $256,024 and an increase in adjustments for non-cash expenses including $746,782 for stock based compensation and $160,830 for depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $14,228, for the nine months ended January 31, 2016 primarily for purchases of computer equipment. This compares with a net cash outflow from investing activities of $195,755 for the same period last year primarily for purchases of computer equipment and website development costs. At January 31, 2016, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,476,239 for the nine months ended January 31, 2016 compared to a net cash outflow of $310,363 for the nine months ended January 31, 2015. The net cash inflow was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit for gross proceeds of $1,465,000.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 was issued which delayed the effective date for public entities with reporting periods beginning after December 15, 2017. Early adoption is not permitted. We have not yet evaluated the impact of the adoption of this new standard.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. We do not expect this standard to have a material impact on our consolidated financial statements upon adoption.

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. We are currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through April 30, 2017.

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

Operating expenses decreased to $3,247,011 for the three months ended January 31, 2016 from $4,288,619 for the three months ended January 31, 2015 and our revenue decreased to $2,654,386 for the three months ended January 31, 2016 compared to $3,021,484 for the three months ended January 31, 2015. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2016 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the nine months ended January 31, 2016 (2015 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 4,536,248 shares of common stock that were issued and outstanding as of January 31, 2016, our directors owned approximately 30% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at January 31, 2016, then we would be required to issue an additional 590,313 shares of our common stock, which would represent approximately 13% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November 1, 2015 to November 30, 2015	500(1)	$5.76	500	236,243
December 1, 2015 to December 31, 2015	1,900(1)	$3.82	1,900	234,343
January 1, 2016 to January 31, 2016	1,700(1)	$3.28	1,700	232,643
Total	4,100	$3.83(2)	4,100	232,643

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2015, which commenced on March 19, 2015 and expiring on March 18, 2016 to purchase up to 243,403 shares of our common stock.

(2)	Weighted average price.

On March 16, 2015, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 243,403 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

Purchases will be made on the open market through the facilities of the TSX, Nasdaq Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 19, 2015 and expiring on March 18, 2016. The daily purchase restriction is 100 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

In connection with the normal course issuer bid, we entered into an automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of our shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to self-imposed trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 19, 2015. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

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

Item 6.        Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

4.10	Amended 2010 Stock Option Plan effective July 10, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

4.11	Amended Employee Share Purchase Plan effective July 29, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

10.4

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

10.6	Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on July 29, 2004).

14.2	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2016

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer, Principal Accounting Officer)

Date: March 15, 2016