Form 10-K
period 2016-04-30
COUNTERPATH CORP
filed 2016-07-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-35592

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

Approximately $6,133,484 based on a price of $2.90 per share, being the average of bid and ask prices on October 31, 2015 as quoted on NASDAQ. Effective November 2, 2015, our Company effected a one-for-ten reverse stock split of the shares of our common stock with each resulting fractional share being round up to the next whole share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,555,348 shares of common stock issued and outstanding as of July 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 12, 2016 are incorporated by reference into Part III of this annual report on Form 10-K.

COUNTERPATH CORPORATION
APRIL 30, 2016 ANNUAL REPORT ON FORM 10-K

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. Unless otherwise indicated, the terms "we", "us" and "our" as used in this annual report refer to CounterPath Corporation and its wholly-owned subsidiaries.

PART I

Item 1.	Business.

Overview

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our Enterprise OTT solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our Operator OTT solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold at least $10,000 of software and services to more than 550 different customers in over 65 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers.

We were incorporated under the laws of the State of Nevada on April 18, 2003.

On June 18, 2015, we received notice from the NASDAQ advising that our common shares had not regained compliance with the minimum $1.00 bid price per share requirement, but that the NASDAQ staff had determined that our company would be eligible for an additional 180 calendar day period, or until December 14, 2015, to regain compliance with the foregoing requirement. Effective November 2, 2015, we effected a one-for-ten reverse stock split of the shares of our common stock. As a result, our authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock. On November 16, 2015, we received notice from the NASDAQ that the closing bid price of our common stock has been $1.00 or greater for 30 consecutive business day’s and that we had regained compliance with listing rule 5550(a)(2).

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

Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.43 billion smartphones and 206.8 million tablets were shipped in 2015. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. IT departments are often challenged to provide users with the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX (Private Branch Exchange) functionality as if they were in the office and connected to the secure enterprise network, while our Bria Desktop softphones enable users to replace or augment their traditional desk phones. Our Stretto Platform simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones. It also enables mobile workers to seamlessly transfer live calls between access networks, increasing productivity and employee satisfaction.

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

Telecommunication service providers, including cable, wireless and Voice over IP operators are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are “cutting the cord” and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV and Netflix are gaining significant traction, leading some subscribers to cancel their television service or “down-shift” to less expensive bundles, placing additional pressure on top-line revenues at some service providers. Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and Viber. We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled “Operator OTT Services” with unique value added features that are difficult for third-parties to replicate. Our solutions enable service providers to provision single identity, one number services that increase a subscriber’s usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

Products

Our solutions range from software products to cloud based services. Our software products include applications for smartphones, tablets and desktop computers, a Software Development Kit (SDK) for software developers seeking to add voice, video and messaging capabilities to their existing applications, and server-based software solutions for configuring, managing and supporting softphones and for deploying advanced messaging & collaboration services. Many of these software products are also available to customers in the form of cloud based hosted services.

Softphones

Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers’ networks. In addition to maintaining certification with leading SIP infrastructure vendors (such as Cisco, Avaya, BroadSoft and Genesys), our softphones are tightly integrated with solutions from Salesforce.com, VMware, Amazon Web Services, Good Technologies and Citrix, to name a few. We are also actively engaged in interoperability activities with leading USB headset and Bluetooth device vendors to provide advanced levels of functionality when deployed in conjunction with CounterPath products.

•	Bria Desktop (Windows, Mac), Bria Tablet (iPad, Android) and Bria Mobile (iPhone, Android, Blackberry)

The Bria softphone suite enables consumers and business users to make VoIP audio and video calls, send Instant Messages and manage their presence, share their screen and collaborate with other users, all in an easy-to-use software application. The product suite works on desktop computers and laptops, smartphones and tablets, using various operating systems.

Using the latest technology and SIP standards, our softphone applications provide business users with carrier-grade communication solutions that can be tailored to meet the needs of any size organization. For larger customers, we offer the ability to customize the softphone application by allowing our customers to include their corporate logos and branding, as well as to select specific features to be included. We have developed our Branding Portal to allow customers to efficiently customize their applications.

•	Bria Virtual Edition

Bria Virtual Edition (VE) is a secure, VoIP softphone application for the Virtual Desktop Infrastructure (VDI) and Desk-top-as-a-Service (DaaS) markets. Bria VE software supports PC-over-IP (PCoIP) Zero Client as offered by a number of leading VDI vendors, including Dell, HP, Samsung and LG support our VDI offering.

•	X-Lite

X-Lite is a standards-based VoIP softphone application that runs on desktop computers. X-Lite interoperates with enterprise and carrier infrastructure equipment from major vendors, but excludes some key functionality offered in our commercial products, such as the ability to: brand the product, import contacts, centrally provision the softphone, utilize royalty bearing codecs, or support multiple accounts.

X-Lite is offered free of charge, is available for download on our website and may not be redistributed to third parties. We believe that offering X-Lite for free is an effective marketing tool for our company, as it allows potential customers to test and evaluate our software. We also believe offering X-Lite for free supports our business by encouraging companies that develop SIP compliant equipment, such as phones, video phones, network gateways, multipoint conference units and conference servers to test their equipment against our softphone. We believe this testing improves interoperability, facilitates our sales, and helps build positive brand recognition. The X-Lite graphical user interface supports advertising that could potentially be used to generate revenue in the future. We do not currently generate revenue from third- party advertising on the X-Lite softphone.

•	Software Development Kit (SDK)

Our SDK is a product targeted at developers that are seeking to incorporate advanced Unified Communications (UC) capabilities into their existing applications. For example, there is strong market demand within the healthcare vertical for adding UC capabilities to healthcare applications that were originally designed for managing prescriptions and appointment for patients. We are targeting a number of industries, including the hospitality, finance and government verticals.

Our SDK delivers standard-compliant voice, video and messaging capabilities for desktop, tablet and mobile devices, and can be integrated into existing customer applications with a minimal amount of effort. Our SDK is used in our own softphone products, thereby delivering the benefit of our experience in deploying millions of SIP softphone clients.

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The Stretto Platform includes a number of modules that can be separately purchased by customers, including:

o

Provisioning: The Provisioning module enables the IT or operations staff of an organization to deploy, provision, and manage ongoing configuration upgrades to Bria softphones. The organization can control over 250 settings, including default codec selection, NAT traversal settings and keep-alive timer values as specified by IT or operations staff. This module plays a critical role in authenticating end users, and includes integration with the enterprise’s existing directory services using protocols such as LDAP and OAuth.

o

User Experience Metrics: The User Experience Metrics module enables the IT or operations staff of an organization to record and analyze critical analytics and Voice Quality Monitoring (VQM) data that summarizes service quality, device usage, and feature usage.

o	Help Desk Assistant: The Help Desk Assistant module enables the IT help-desk staff of an organization to directly access an end-user’s Bria application for trouble shooting.

o

Push Notification: The Push Notification module enables our Bria mobile applications to eliminate high battery drain during daily use. The Push Notification module wakes our Bria softphone applications on the end user’s mobile device when an incoming call, message or voicemail is pushed from a network to the client.

o

Call Continuity: The Call Continuity module provides a seamless handover of active calls between the user’s various devices (e.g. a call started on a desktop client can be seamlessly moved to the user’s mobile device) and can also be moved between WiFi and cellular networks.

o

XMPP Messaging and Presence: The XMPP Messaging and Presence delivers standards- compliant secure messaging and presence services, including the ability to synchronize messages across all of the user’s devices.

Cloud Solutions

CounterPath Cloud Solutions combine the Bria Stretto™ client suite for desktops, smartphones, tablets and virtual desktops with CounterPath's cloud-hosted Stretto Platform™. Using a hosted "software as a service" business model, enterprises, operators and telecommunication channel partners can easily and efficiently deploy a cost effective system for procuring, distributing, provisioning and managing Bria Stretto clients from the cloud as well as offering hosted messaging and collaboration solutions.

The Bria Stretto clients in CounterPath's Cloud Solutions are always up-to-date with the most current release and available through multiple distribution channels, such as iTunes, Google Play, BlackBerry App World, or direct download links. Bria Stretto offers high-quality VoIP communications, delivered in an intuitive user interface, and include premium features such as video calling, messaging and presence and advanced audio and video codecs, where available.

The Stretto Platform provides customers with an easy-to-use system to provision, upgrade and manage Bria Stretto clients through either the Stretto Admin web interface or an API. Most softphone settings, outside of some user preferences, are hidden; instead the softphone relies on the Provisioning Module to provision these settings remotely. This enables administrators to centrally manage all of their communications across all device platforms.

Our Cloud Solutions also provide customers with access to hosted messaging and hosted collaboration services.

Sales and Marketing

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

We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners who would then typically resell our products to enterprises or telecommunication service providers. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users who purchase our applications directly from our online store or from third party online stores. To date, we have sold software and services to more than 550 different customers in over 65 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

We own or hold the exclusive license to nineteen U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing three in-house developed patent applications and one licensed patent application from Columbia University. These four U.S. patent applications are pending, with counterparts pending in other jurisdictions around the world.

In September, 2015, we were granted patent No. US 9131006: Method And System for Extending Services to Cellular Devices. This patent builds on a previous patent (US 8165576) of the same name by further protecting unique methods for the seamless handover of communication services from a fixed or cellular network to a packet switched network.

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

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors - Risks Associated with our Business and Industry” – “We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company” and “We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement and any related litigation could be time consuming and costly”.

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

Research and Development

Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S. wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core software development department and a quality assurance department. Core software development is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2016 were $4,737,055 (2015- $5,669,217).

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

Employees

As of April 30, 2016, we employed 71 people full-time, 20 of whom are engaged in marketing and sales, 26 in research and development, 16 in services and support, 9 in general and administration, 1 part-time person engaged in marketing and sales, and contracted with 41 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Presently our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through July 31, 2017.

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

Operating expenses decreased to $13,923,167 for the year ended April 30, 2016 from $17,349,003 for the year ended April 30, 2015 and our revenue decreased to $11,081,358 for the year ended April 30, 2016 from $12,003,083 for the year ended April 30, 2015. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors copy or otherwise gain access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2016 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2016 (2015 - none).

We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2016 and April 30, 2015, we had no foreign currency forward contracts.

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 4,542,348 shares of common stock that were issued and outstanding as of April 30, 2016, our directors owned approximately 30% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their warrants, vested stock options and vested deferred share units as at April 30, 2016, then we would be required to issue an additional 599,712 shares of our common stock, which would represent approximately 13% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Our common stock is traded on the NASDAQ Capital Market and the Toronto Stock Exchange. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock on the NASDAQ Capital Market and Toronto Stock Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the NASDAQ Capital Market and the Toronto Stock Exchange, respectively.

Quarter Ended	NASDAQ(1) (U.S. dollars)		The Toronto Stock Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2014	$21.80	$9.90	$21.90	$10.50
October 31, 2014	$13.00	$8.30	$15.80	$9.10
January 31, 2015	$9.60	$4.90	$10.50	$5.50
April 30, 2015	$7.50	$4.10	$9.50	$5.10
July 31, 2015	$9.70	$4.10	$10.10	$5.00
October 31, 2015	$6.20	$2.38	$7.00	$3.50
January 31, 2016	$5.25	$2.02	$6.20	$3.00
April 30, 2016	$2.40	$2.11	$3.49	$2.51

(1)	Since July 11, 2012, our stock has been trading on the NASDAQ Capital Market under the trading symbol "CPAH".
(2)	Since August 20, 2012, our stock has been trading on the Toronto Stock Exchange under the trading symbol "CCV".

Our shares of common stock are issued in registered form. Computershare located at 510 Burrard St., 2nd Floor, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.661.9549) is the registrar and transfer agent for our shares of common stock.

On July 8, 2016, the shareholders' list of our shares of common stock showed 104 registered shareholders and 4,555,348 shares outstanding.

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

Equity Compensation Plan Information

The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2016.

Plan Category	Number of Securities to be	Weighted-Average exercise	Number of Securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans

Equity compensation
plans approved by
security holders:

2010 Stock Option
Plan	410,730	$12.99	111,343

Employee Share
Purchase Plan	−	N/A	86,203

Deferred Share Unit
Plan	254,939	N/A	121,048

Equity compensation
plans not approved by	N/A	N/A	N/A
security holders

Total	665,669	$12.99	318,594

2010 Stock Option Plan

The purpose of the 2010 Stock Option Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the 2010 Stock Option Plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non-qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the 2010 Stock Option Plan) who are subject to tax in the United States may receive “incentive stock options” or “non-qualified stock options”, and stock options granted to non-United States residents may receive awards of “options”.

As of April 30, 2016, there were 410,730 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 120,000 shares of our common stock under the ESPP. As of April 30, 2016, we have 86,203 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSU’s granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSU’s granted on the first, second and third anniversaries of the award date. Fair value of the DSU’s, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. As of April 30, 2016, we have issued and outstanding 254,939 DSU’s under the DSUP. As of April 30, 2016, 24,014 previously issued DSU’s have been converted to 24,014 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Feb 1, 2016 to Feb 29, 2016	500(1)	$3.32	500	−
Mar 1, 2016 to Mar 31, 2016	100(2)(3)	$3.03	100	273,864
Apr 1, 2016 to Apr 30, 2016	400(2)	$2.75	400	273,464
Total	1,000	$3.06(4)	1,000	273,464

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2015, which commenced on March 19, 2015 and expired on March 18, 2016 to purchase up to 243,403 shares of our common stock.

(2)	Purchased pursuant to a normal course issuer bid announced on March 16, 2016, which commenced on March 19, 2016 and expiring on March 18, 2017 to purchase up to 273,864 shares of our common stock.

(3)

100 shares of our common stock were purchased under the normal course issuer bid that expired March 18, 2016 and nil shares of our common stock were purchased under the normal course issuer bid expiring March 18, 2017.

(4)	Weighted average price.

On March 16, 2015, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 243,403 shares of our common stock, representing approximately 10% of our then outstanding public float. Purchases were made on the open market through the facilities of the TSX, Nasdaq Capital Market or such other stock exchange or quotation system upon which the our shares were then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase. The purchases took place over a 12-month period beginning on March 19, 2015 and expiring on March 18, 2016. The daily purchase restriction was 100 shares, subject to certain prescribed exemptions.

On March 16, 2016, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 273,864 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

Purchases will be made on the open market through the facilities of the TSX, Nasdaq Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 21, 2016 and expiring on March 20, 2017. We are permitted to make block purchases once per calendar week in accordance with the rules of the TSX. The daily purchase restriction is 1,000 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

In connection with the normal course issuer bid, we renewed our automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of our shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 21, 2016. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

To our knowledge, none of our directors, senior officers or other insiders (as defined in the TSX Company Manual) intends to sell any shares under the normal course issuer bid. However, sales by such persons through the facilities of the TSX may occur if the personal circumstances of any such person change or if any such person makes a decision unrelated to these normal course purchases. The benefits to any such person whose shares are purchased would be the same as the benefits available to all other holders whose shares are purchased.

Stockholders may obtain a copy of the notice submitted to the TSX with respect to the normal course issuer bid, without charge, by contacting our Chief Financial Officer.

Recent Sales of Unregistered Securities

On April 4, 2016, the Company entered into an agreement to issue 25,000 shares of the Company’s common stock in exchange for advisory services. These shares would be issued in three tranches: (i) first tranche of 10,000 shares of the Company’s common stock was issued on April 22, 2016; (ii) second tranche of 10,000 shares of the Company’s common stock was issued on May 25, 2016; (iii) and the third tranche of 3,500 shares of the Company’s common stock was issued on June 30, 2016.

Item 6.	Selected Financial Data.

Selected Consolidated Financial Information

The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2016 and 2015, and as at April 30, 2016 and April 30, 2015, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2016 and 2015. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2016	2015
Cash	$2,159,738	$2,852,422
Current assets	$5,553,661	$6,326,187
Current liabilities	$3,815,705	$4,245,683
Total liabilities	$3,861,647	$4,304,006
Total assets	$12,966,131	$14,223,164

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$11,081,358	100%		$12,003,083	100%

Operating expenses	13,923,167	126%		17,349,003	145%
Loss from operations	(2,841,809)	(26%	)	(5,345,920)	(45%	)
Interest and other income, net	2,901	−%		20,440	−%
Fair value adjustment on derivative instrument	(47,690)	−%		−	−%
Foreign exchange gain/(loss)	195,003	2%		883,613	7%
Net income/(loss)	($2,691,595)	(24%	)	($4,441,867)	(37%	)

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2016		2015
		Percent of		Percent
		Total		of Total
	Amount	Revenue	Amount	Revenue

Net income/loss per share
-Basic	($0.61)		($1.05)
-Diluted (1)	($0.61)		($1.05)

Weighted average common shares outstanding
-Basic	4,433,402		4,249,252
-Diluted (1)	4,433,402		4,249,252

1.

As at April 30, 2016 and 2015 common share equivalents of 812,169 and 385,280, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

On June 18, 2015, we received notice from the NASDAQ advising that our shares had not regained compliance with the minimum $1.00 bid price per share requirement, but that the NASDAQ staff had determined that our company would be eligible for an additional 180 calendar day period, or until December 14, 2015, to regain compliance with the foregoing requirement. Effective November 2, 2015, we effected a one-for-ten reverse stock split of the shares of our common stock. As a result, our authorized capital decreased from 45,359,640 shares of common stock to 4,535,991 shares of common stock. On November 16, 2015, we received notice from the Nasdaq that the closing bid price of our common stock has been $1.00 or greater for the consecutive business day’s and that we had regained compliance with listing rule 5550(a)(2).

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

Our strategy is to sell our solutions to our customers, enabling them to offer advanced unified communication services to their employees, customers and other end users. Customers that we are targeting include: (1) small, medium and large sized businesses; (2) telecommunications service providers, Internet telephony service providers, (3) channel partners serving the telecommunication and enterprise market; and (4) end users who purchase our applications directly from our online store or from third party online stores.

Revenue

We derive revenue from the sale of software licenses, software customization services, technical support services associated with the software licenses, implementation services, training services, and cloud based hosting services. We recognize perpetual software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met. We recognize software as a service revenue over the term of the service contract, which is generally twelve months.

Post contract customer support services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

We offer our products and services directly through our sales force and indirectly through channel partners. Our channel partners include original equipment manufacturers (OEMs) in the telecommunications sector and value added dealers and resellers. We also sell our products directly from our on-line store and through third-party on-line stores.

The amount of product configuration and customization required by a customer typically increases as the order size increases from a given customer. The number of software licenses purchased has a direct impact on the average selling price. Services and pricing may vary depending upon a customer's requirements for technical support, implementation and training.

We believe that our revenue and results of operations may vary significantly from quarter-to-quarter as a result of varying sales and deployment cycles, new product introductions and variations in customer ordering patterns.

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

Revenue Recognition

We recognize revenue in accordance with ASC 985-605 "Software Revenue Recognition".

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

Stock-Based Compensation

Stock options granted are accounted for under ASC 718 "Share-Based Payment" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2016 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2016, we recorded an expense of $906,914 in connection with share-based payment awards. A future expense of non-vested options of $593,978 is expected to be recognized over a weighted-average period of 2.08 years. A future expense of non-vested deferred share units of $189,523 is expected to be recognized over a weighted-average period of 1.63 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2016, did not result in an impairment charge for fiscal year 2016, nor did we record any goodwill impairment in fiscal 2015.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. During the year, we had a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $47,690 was recognized on maturity of the forward contract. As of April 30, 2016 and April 30, 2015, we had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the year ended April 30, 2016, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the decline in the Canadian dollar against the U.S. dollar over the twelve months ended April 30, 2016, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the twelve months ended April 30, 2015. For the twelve months ended April 30, 2016 as compared to twelve months ended April 30, 2015, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $1,168,000.

Revenue

Revenues for the year ended April 30, 2016 and 2015 were as follows:

	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$6,031,618	54%	$7,151,076	60%	($1,119,458)	(16%	)
Service	5,049,740	46%	4,852,007	40%	197,733	4%
Total revenue	$11,081,358	100%	$12,003,083	100%	($921,725)	(8%	)

Revenue by Region
International	$3,889,348	35%	$4,285,151	36%	($395,803)	(9%	)
North America	7,192,010	65%	7,717,932	64%	(525,922)	(7%	)
Total revenue	$11,081,358	100%	$12,003,083	100%	($921,725)	(8%	)

For the year ended April 30, 2016, we generated $11,081,358 in revenue compared to $12,003,083 for the year ended April 30, 2015, representing a decrease of $921,725. We generated $6,031,618 in software revenue for the year ended April 30, 2016 compared to $7,151,076 for the year ended April 30, 2015, representing a decrease of $1,119,458. The decrease in software revenue for the year ended April 30, 2016 was a result of decreases in sales to service providers, enterprises, and channel partners. For the year ended April 30, 2016, service revenue was $5,049,740 compared to $4,852,007 for the year ended April 30, 2015, representing an increase of $197,733. The increase in service revenue for the year ended April 30, 2016 was primarily a result of an increase in sales to channel partners partially offset by a decrease in sales to enterprises and service providers. International revenue outside of North America decreased by 9% during the year ended April 30, 2016 compared to the year ended April 30, 2015, as a result of decreases in international sales to enterprises, channel partners, and service providers, particularly in EMEA (Europe, Middle East and Africa). North American revenue decreased by 7% during the year ended April 30, 2016 compared to year ended April 30, 2015, primarily as a result of decreases in sales to North American enterprises and service providers partially offset by an increase in sales to North American based channel partners.

Operating Expenses

Cost of Sales

Cost of sales for the year ended April 30, 2016 and 2015 were as follows:

	April 30, 2016		April 30, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$1,667,087	15%	$2,222,071	19%	($554,984)	(25%	)

Cost of sales was $1,667,087 for the year ended April 30, 2016 compared to $2,222,071 for the year ended April 30, 2015. The decrease of $554,984 was attributable to a reversal of a provision for potential licensing fees that have been accrued in prior years of approximately $269,000 that are not expected to be paid, a decrease in wages, benefits and consulting fees of approximately $177,000, a decrease in current licenses and permits of approximately $64,600, amortization of approximately $25,500 and a decrease in other expenses of approximately $18,500. Cost of sales expressed as a percent of revenue decreased to 15% of revenue for the year ended April 30, 2016 compared to 19% for the year ended April 30, 2015.

Sales and Marketing

Sales and marketing expenses for the year ended April 30, 2016 and 2015 were as follows:

	April 30, 2016		April 30, 2015		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,145,351	37%	$4,935,671	41%	($790,320)	(16%	)

Sales and marketing expenses were $4,145,351 for the year ended April 30, 2016 compared to $4,935,671 for the year ended April 30, 2015. The decrease of $790,320 was primarily attributable to a decrease in wages, benefits, commissions and consulting fees of approximately $723,400, travel and trade show expenses of approximately $43,100, and a decrease in other expenses of approximately $23,900.

Research and Development

Research and development expenses for the year ended April 30, 2016 and 2015 were as follows:

	April 30, 2016		April 30, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,737,055	43%	$5,669,217	47%	($932,162)	(16%	)

Research and development expenses were $4,737,055 for the year ended April 30, 2016 compared to $5,669,217 for the year ended April 30, 2015. The decrease of $932,162 resulted primarily from a decrease wages, benefits and consulting fees of approximately $799,900, a decrease in rent of approximately $61,900, a decrease in travel expenses of approximately $57,000, and a decrease in other expenses of approximately $13,400.

General and Administrative

General and administrative expenses for the years ended April 30, 2016 and 2015 were as follows:

	April 30, 2016		April 30, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,373,674	30%	$4,522,044	38%	($1,148,370)	(25%	)

General and administrative expenses for the year ended April 30, 2016 were $3,373,674 compared to $4,522,044 for the year ended April 30, 2015. The decrease of $1,148,370 in general and administrative expenses was primarily attributable to a decrease in wages, benefits, commissions, directors fees and consulting fess of approximately $420,100, a decrease bad debt reserve of approximately $353,000, a decrease in legal and professional fees of approximately $162,500, a decrease in other expenses of approximately $90,500, a decrease in patent costs of approximately $65,500, and a decrease in investor relations of approximately $56,700.

Interest and Other Income

Interest and other income for the year ended April 30, 2016 was $5,211 compared to $21,669 for the year ended April 30, 2015. Interest expense for the year ended April 30, 2016, was $2,310 compared to $1,229 for the year ended April 30, 2015.

Foreign exchange gain for the year ended April 30, 2016, was $195,003 compared to a foreign exchange gain of $883,613 for the year ended April 30, 2015. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. The decrease in foreign exchange gain is a result of an incrementally smaller decline in the Canadian dollar against the U.S. dollar in the year ended April 30, 2016.

Fair value adjustment on derivative instruments for the year ended April 30, 2016 resulted in a loss of $47,690 compared to a loss of $nil for the year ended April 30, 2015. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015.

Liquidity and Capital Resources

As at April 30, 2016, we had $2,159,738 in cash compared to $2,852,422 at April 30, 2015, representing a decrease of $692,684. Our working capital was $1,737,956 at April 30, 2016 compared to $2,080,504 at April 30, 2015, representing a decrease of $342,548. Management anticipates that future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

We have $1,540,467 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $2,105,823 for the year ended April 30, 2016. This compares to a net cash outflow of $3,336,380 for the year ended April 30, 2015, representing a $1,230,557 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2016 was primarily a result of a net loss of $2,691,595, a decrease in accounts payable of $314,804 and adjustments for a non-cash foreign exchange gain of $248,371. The net cash outflow was offset by a decrease in accounts receivable of $96,187 and by adjustments for non-cash expenses including $906,914 for stock based compensation and $199,335 of depreciation and amortization.

The net cash outflow from operating activities of $3,336,380 for the year ended April 30, 2015 was primarily a result of a net loss of $4,441,867, a non-cash foreign exchange gain of $293,323 and a decrease in accounts payable of $150,819. The net cash outflow was offset by an increase in unearned revenue of $241,160 and by adjustments for non-cash expenses including $1,000,070 for stock based compensation and $209,382 of depreciation and amortization.

Investing Activities

Investing activities resulted in a net cash outflow of $41,431 for the year ended April 30, 2016, primarily due to the purchase of equipment and trademarks during the year. This compares with a net cash outflow of $214,514 for the year ended April 30, 2015, primarily due to the purchase of equipment. At April 30, 2016, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,481,692 for the year ended April 30, 2016 compared to a net cash outflow of $310,959 for the year ended April 30, 2015. The net cash inflow was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit for gross proceeds of $1,465,000.

Pursuant to a normal course issuer bid commencing on March 19, 2016 and expiring March 18, 2017, we are authorized to purchase up to 273,864 shares of our common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. Pursuant to a normal course issuer bid commencing March 19, 2014 and expiring March 18, 2015, we repurchased 36,133 shares at an average price of $9.30 (CDN$10.51) for an aggregate purchase price of $336,033. During the period from March 19, 2015 to March 18, 2016, we repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for a total of $43,168 and during the period March 19, 2016 to April 30, 2016, we repurchased 400 shares at an average price of $2.14 (CDN$2.75) for a total of $856. As of April 30, 2016, a total of 75,788 shares have been cancelled and the remaining 400 repurchased shares are in the process of being cancelled since the normal course issuer bid was initiated.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. We do not expect this standard to have a material impact our consolidated financial statements upon adoption.

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. We are currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition: Customer Payments and Incentives, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We continue to evaluate the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for Company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income and loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CounterPath Corporation at April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP

Chartered Professional Accountants

Vancouver, Canada
July 13, 2016

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2016	2015

Assets
Current assets:
Cash	$2,159,738	$2,852,422
Accounts receivable (net of allowance for doubtful accounts of $547,173 (2015 - $294,719)) – Note 2(b)	3,209,279	3,305,466
Prepaid expenses and deposits	184,644	168,299
Total current assets	5,553,661	6,326,187

Deposits	93,868	97,667
Equipment – Note 3	142,563	271,736
Goodwill – Note 2(b)	7,001,228	7,311,449
Other assets	174,811	216,125
Total Assets	$12,966,131	$14,223,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$1,943,108	$2,305,580
Unearned revenue	1,808,857	1,866,986
Customer deposits	2,384	−
Accrued warranty – Note 2(b)	61,356	73,117
Total current liabilities	3,815,705	4,245,683

Deferred lease inducements	35,379	47,760
Unrecognized tax benefit – Notes 2(b) and 7	10,563	10,563
Total liabilities	3,861,647	4,304,006

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: April 30, 2016 – nil; April 30, 2015 – nil	–	–
Common stock, $0.001 par value – Note 6
Authorized: 100,000,000
Issued and outstanding:
April 30, 2016 – 4,542,348; April 30, 2015 – 4,233,395	4,542	4,233
Treasury stock	–	(1)
Additional paid-in capital	70,065,082	67,638,003
Accumulated deficit	(58,022,500)	(55,330,905)
Accumulated other comprehensive income (loss) – currency translation adjustment	(2,942,640)	(2,392,172)
Total stockholders’ equity	9,104,484	9,919,158
Liabilities and Stockholders’ Equity	$12,966,131	$14,223,164

Commitments – Note 10

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2016	2015

Revenue – Note 8:
Software	$6,031,618	$7,151,076
Service	5,049,740	4,852,007
Total revenue	11,081,358	12,003,083
Operating expenses:
Cost of sales (includes depreciation of $7,225 (2015 - $32,710))	1,667,087	2,222,071
Sales and marketing	4,145,351	4,935,671
Research and development	4,737,055	5,669,217
General and administrative	3,373,674	4,522,044
Total operating expenses	13,923,167	17,349,003
Loss from operations	(2,841,809)	(5,345,920)
Interest and other income (expense), net
Interest and other income	5,211	21,669
Interest expense	(2,310)	(1,229)
Foreign exchange gain	195,003	883,613
Fair value adjustment on derivative instruments – Note 9	(47,690)	−
Net loss for the year	$(2,691,595)	$(4,441,867)

Net loss per share:
Basic – Note 11	$(0.61)	$(1.05)
Diluted – Note 11	$(0.61)	$(1.05)

Weighted average common shares outstanding:
Basic – Note 11	4,433,402	4,249,252
Diluted – Note 11	4,433,402	4,249,252

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net loss for the year	$(2,691,595)	$(4,441,867)
Other comprehensive loss:
Foreign currency translation adjustments	(550,468)	(1,408,044)
Comprehensive loss	$(3,242,063)	$(5,849,911)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2016	2015

Cash flows from operating activities:
Net loss for the year	$(2,691,595)	$(4,441,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(9,882)	(6,602)
Depreciation and amortization	199,335	209,382
Foreign exchange (gain) loss	(248,371)	(293,323)
Stock-based compensation	906,914	1,000,070
Issuance of common stock for services	38,783	–
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(314,804)	(150,819)
Accounts receivable	96,187	96,025
Accrued warranty	(11,761)	3,958
Customer deposits	2,384	(9,553)
Deferred lease inducements	–	54,362
Prepaid expenses and deposits	(14,884)	(2,693)
Other assets	–	(21,412)
Unearned revenue	(58,129)	241,160
Unrecognized tax benefit	–	(15,068)
Net cash used in operating activities	(2,105,823)	(3,336,380)

Cash flows from investing activities:
Purchase of equipment	(27,692)	(214,514)
Purchase of intangibles	(13,739)	–
Net cash used in investing activities	(41,431)	(214,514)

Cash flows from financing activities:
Common stock issued	1,520,574	11,689
Common stock repurchased	(38,882)	(322,648)
Net cash used in by financing activities	1,481,692	(310,959)

Foreign exchange effect on cash	(27,122)	(458,523)

Decrease in cash	(692,684)	(4,320,376)

Cash, beginning of the year	2,852,422	7,172,798
Cash, end of the year	$2,159,738	$2,852,422

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,310	$1,229
Taxes	$–	$–

Non cash transactions – Notes 5 and 6

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2016 and 2015
(Stated in U.S. Dollars)

	Common shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of		of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2014	4,259,987	4,260	(1,620)	(2)	–	–	66,948,866	(50,889,038)	(984,128)	15,079,958

Shares issued:
Exercise of stock options	6,789	7	–	–	–	–	(11,504)	–	–	(11,497)
Share repurchase plan	–	–	(35,213)	(35)	–	–	(311,048)	–	–	(311,083)
Cancellation of shares	(35,632)	(36)	35,633	36	–	–	–	–	–	–
Stock-based compensation – Note 6	–	–	–	–	–	–	1,000,070	–	–	1,000,070
Employee share purchase program	2,251	2	–	–	–	–	11,619	–	–	11,621
Net income (loss) or the year	–	–	–	–	–	–	–	(4,441,867)	–	(4,441,867)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,408,044)	(1,408,044)
Balance, April 30, 2015	4,233,395	4,233	(1,200)	(1)	–	–	67,638,003	(55,330,905)	(2,392,172)	9,919,158

Shares issued:
Private placement – Note 6	293,000	293	–	–	–	–	1,441,546	–	–	1,441,839
Issuance of common stock for services – Note 6	10,000	10	–	–	–	–	38,773	–	–	38,783
Share repurchase plan	–	–	(10,460)	(10)	–	–	(6,256)	–	–	(6,266)
Cancellation of shares – Note 6	(11,260)	(11)	11,260	11	–	–	(32,616)	–	–	(32,616)
Stock-based compensation – Note 6	–	–	–	–	–	–	906,914	–	–	906,914
Employee share purchase program	17,213	17	–	–	–	–	78,718	–	–	78,735
Net income (loss) for the year	–	–	–	–	–	–	–	(2,691,595)	–	(2,691,595)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(550,468)	(550,468)

Balance, April 30, 2016	4,542,348	$4,542	(400)	$–	–	$–	$70,065,082	$(58,022,500)	$(2,942,640)	$9,104,484

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

The Company focuses on the design, development, marketing and sales of software applications and related services, such as pre and post sales technical support and customization services, that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. The Company’s products are sold either directly or through channel partners, to small, medium and large businesses (“enterprises”) and telecom service providers, in North America, and in Europe, Middle East, Africa (“collectively EMEA”), Asia Pacific and Latin America.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Accounting Standard Codification (“ASC”) 985-605 “Software Revenue Recognition”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

For contracts with elements related to customized network solutions and certain network build-outs, for transactions accounted for as sales of products or services, we apply Financial Accounting Standards Board (“FASB”) ASC Subtopic 605-25 “Revenue Recognition – Multiple-Element Arrangements” and revenues are recognized under ASC 605-35”Revenue Recognition – Construction type and Production type Contract”, for long-term transactions entered to supply software, or software systems, that require significant modification or customization, generally using the percentage-of-completion method.

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

Stock-Based Compensation:

The Company adopted ASC 718 “Compensation – Stock Compensation”, using the modified prospective method on May 1, 2006. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period.

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 “Equity based payments to non-employees” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2016 and April 30, 2015 using the assumptions more fully described in Note 6.

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

Website Development Costs:

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350-40 “Intangibles – Internal Use Software”.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2016	2015

Balance of allowance for doubtful debts, beginning of year	$294,719	$240,681
Bad debt provision	612,769	628,113
Write-off of receivables	(360,315)	(574,075)
Balance of allowance for doubtful debts, end of year	$547,173	$294,719

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

Foreign Currency Translation:

The Company’s functional currency is the U.S. dollar. The Company’s wholly-owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts in the reporting currency, U.S. dollars, in accordance with ASC Topic 830 “Foreign Currency Matters”. Revenues and expenses are translated at the average exchange rate prevailing during the periods. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

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

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2016 and 2015 were as follows:

	Years Ended April 30,
	2016	2015

Balance, beginning of year	$73,117	$69,159
Usage during the year	−	−
Additions (reductions) during the year	(11,761)	3,958
Balance, end of year	$61,356	$73,117

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 “Fair Value Measurements” establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Income Taxes:

The Company accounts for income taxes by the asset and liability method in accordance with ASC Topic 740 “Income Taxes”. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

We have $1,540,467 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

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

Comprehensive Loss:

The Company has adopted ASC Topic 220 “Comprehensive Income”. Comprehensive loss is comprised of net profit or loss, and foreign currency translation adjustments.

Basic and Diluted Loss per Share:

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10 “Earnings per Share”.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2016, income per share excludes 812,169 (April 30, 2015 – 382,580) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

Investment tax credits:

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely than not that the tax credits will be realized.

Goodwill:

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired and liabilities assumed as of the acquisition date. ASC Topic 350 “Intangibles – Goodwill”. ASC 350 requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

Management has determined that the Company currently has a single reporting unit which is CounterPath Corporation. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2016 was $5,341,481 (CDN$6,704,947) (April 30, 2015 - $5,578,159) and $1,659,747 (CDN$2,083,752) (April 30, 2015 - $1,733,290), respectively. During the fourth quarter of its fiscal year ended April 30, 2016, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon the market capitalization of the Company as at April 30, 2016. On this basis Management determined that the Company’s fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2016 (2015 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Derivative Instruments:

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect against fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, and are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 9 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not hold any foreign currency derivatives designated as cash flow hedges in the year ended April 30, 2016 (2015 - none).

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

c)	New Accounting Pronouncements – (cont’d)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition: Customer Payments and Incentives, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We continue to evaluate the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for Company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Equipment

	April 30, 2016
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$1,049,179	$976,511	$72,668
Computer software	1,008,373	1,002,097	6,276
Leasehold improvements	263,003	237,147	25,856
Office furniture	190,754	186,325	4,429
Websites	120,953	87,619	33,334
	$2,632,262	$2,489,699	$142,563

	April 30, 2015
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$1,072,376	$953,384	$118,992
Computer software	1,022,687	977,430	45,257
Leasehold improvements	280,893	238,818	42,075
Office furniture	204,680	197,601	7,079
Websites	122,161	63,828	58,333
	$2,702,797	$2,431,061	$271,736

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2016 and 2015 are comprised of the following:

	April 30,
	2016	2015
Accounts payable – trade	$407,737	$500,739
Accrued commissions	272,282	184,791
Accrued vacation	617,589	688,965
Third party software royalties	343,447	568,814
Other accrued liabilities	302,053	362,271
	$1,943,108	$2,305,580

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions

During the year ended April 30, 2016, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $82,288 (2015 - $85,954) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $31,910 (2015 - $17,471) for the year ended April 30, 2016.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company. As at April 30, 2016, the Company had an accounts receivable balance from Magor Corporation of $nil.

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

Private Placement

On September 4, 2015, the Company issued an aggregate of 293,000 units under a non-brokered private placement at a price of $5.00 per unit for aggregate gross proceeds of $1,465,000 less issuance costs of $23,454. Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional common share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instruments.

On April 4, 2016, the Company entered into an agreement to issue 25,000 shares of the Company’s common stock in exchange for advisory services. These shares would be issued in three tranches: (i) first tranche of 10,000 shares of the Company’s common stock issued before April 30, 2016; (ii) second tranche of 10,000 shares of the Company’s common stock issued before May 31, 2016; (iii) and the third tranche of 5,000 shares of the Company’s common stock issued before June 30, 2016.

Reverse Stock Split

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 “Share-Based Payment” for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing historic data as prescribed by ASC 718.

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2016 and 2015 in determining the expense recorded in the accompanying consolidated statement of operations.

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

Stock Options – (cont’d)

The weighted-average fair values of options granted during the years ended April 30, 2016 and 2015 were $2.35 and $4.10, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2016	April 30, 2015
Risk-free interest rate	1.66%	1.60%
Expected volatility	92.48%	57.58%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2016 and the stock option activity during the years ended April 30, 2016 and 2015:

	Number of		Weighted-Average
	Options		Exercise Price per Share
Outstanding at April 30, 2014	370,554		$9.40
Granted	124,600		$6.00
Exercised	(33,473	) (1)	$14.40
Forfeited / Cancelled	(45,983)		$10.30
Expired	(3,917)		$9.40
Outstanding at April 30, 2015	411,781		$15.20
Granted	114,900		$3.72
Exercised	−		−
Forfeited / Cancelled	(66,216)		$8.87
Expired	(49,735)		$15.63
Outstanding at April 30, 2016	410,730		$12.99

Exercisable at April 30, 2016	236,795		$16.77
Exercisable at April 30, 2015	210,544		$17.70

(1)	In 2015 33,236 stock options were cashlessly exercised upon which 6,789 shares of common stock were issued.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2016:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.41	56,000	–	December 14, 2020	–	–
$4.50	5,000	–	March 9, 2020	1,360	–
$4.70	540	–	September 26, 2016	540	–
$5.00	50,900	–	July 17, 2020	9,614	–
$5.20	9,482	–	March 23, 2020	8,805	–
$7.80	3,400	–	December 12, 2019	1,224	–
$10.50	6,825	–	September 12, 2019	3,809	–
$11.50	51,000	–	July 11, 2019	25,192	–
$12.30	2,083	–	January 13, 2019	2,083	–
$13.10	60,000	–	December 12, 2018	35,014	–
$17.00	65,000	–	December 14, 2016	65,000	–
$19.00	46,500	–	July 25, 2018	32,026	–
$21.50	24,000	–	September 7, 2016	24,000	–
$29.00	30,000	–	July 19, 2017	28,128	–
April 30, 2016	410,730	–		236,795	–

April 30, 2015	441,780	$6,183		210,544	$3,683

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.12 per share as of April 30, 2016 (April 30, 2015 – $5.00), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2016 was nil (April 30, 2015 – 12,275). The total intrinsic value of options exercised during the year ended April 30, 2016 was $nil (2015 – $33,094). The grant date fair value of options vested during the year ended April 30, 2016 was $579,614 (April 30, 2015 – $698,238).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2015:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Non-vested options at April 30, 2014	193,791	$8.70
Granted	124,600	$4.10
Vested	(81,685)	$8.50
Forfeited	(35,469)	$6.80
Non-vested options at April 30, 2015	201,237	$6.20
Granted	114,900	$2.35
Vested	(83,318)	$6.96
Forfeited	(58,884)	$4.79
Non-vested options at April 30, 2016	173,935	$4.15

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

As of April 30, 2016, there was $593,978 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.08 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2016 and 2015 are as follows:

	Years Ended
	April 30,
	2016	2015

Cost of sales	$68,259	$75,535
Sales and marketing	253,913	279,121
Research and development	80,228	65,135
General and administrative	180,536	235,600
Total stock-based compensation	$582,936	$655,391

Warrants

On September 4, 2015, the Company completed a non-brokered private placement (the “Private Placement”) of 293,000 units, at a price of $5.00 per unit, for gross aggregate proceeds of $1,465,000 less stock issuance costs of $23,161. Each unit consists of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017.

The following tables summarize information regarding the warrants outstanding as of April 30, 2016 and April 30, 2015.

		Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2014	73,250	$32.50	June 19, 2014
Granted	–	–	–
Exercised	–	–	–
Expired	(73,250)	$32.50	–
Warrants at April 30, 2015	–	–	–
Granted	146,500	$7.50	September 4, 2017
Exercised	–	–	–
Expired	–	–	–
Warrants at April 30, 2016	146,500	$7.50	September 4, 2017

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2016, the Company matched $39,472 (2015 - $55,378) in shares purchased by employees under the ESPP. During the year ended April 30, 2016, 36,539 shares (2015 – 18,442) were issued or purchased by employees on the open market under the ESPP.

On September 28, 2015, the number of shares reserved for issuance under the ESPP plan was increased from 70,000 shares to 120,000 shares. As of April 30, 2016, a total of 86,203 shares were available for issuance under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2016 and expiring March 18, 2017, the Company was authorized to purchase 273,864 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. Pursuant to an NCIB commencing March 19, 2014 and expiring March 18, 2015, the Company repurchased 36,133 shares at an average price of $9.30 (CDN$10.51) for an aggregate purchase price of $336,033. During the period from March 19, 2015 to March 18, 2016, the Company repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for a total of $43,168 and during the period March 19, 2016 to April 30, 2016, we repurchased 400 common shares at an average price of $2.14 (CDN$2.75) for a total of $856. As of April 30, 2016, a total of 75,788 shares have been cancelled and the remaining 400 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

On September 28, 2015, the shares reserved for issuance under the DSUP plan was increased from 300,000 shares to 400,000 shares. During the year ended April 30, 2016, 55,034 (2015 – 32,661) DSUs were issued under the DSUP, of which 23,911 DSUs were granted to officers and 31,123 DSUs were granted to non-employee directors. As of April 30, 2016, a total of 121,048 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2016 and 2015, and changes during the period then ended:

		Weighted Average Grant
	Number of DSU’s	Date Fair Value per Unit

DSU’s at April 30, 2014	167,243	$10.90
Granted	32,662	$11.70
Conversions	–	–
Outstanding at April 30, 2015	199,905	$11.00
Granted	55,034	$5.20
Conversions	–	–
Outstanding at April 30, 2016	254,939	$9.79

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

As of April 30, 2016, there was $189,523 (2015 – $227,324) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.63 years (2015 – 1.85). The total fair value of DSUs that vested during the year was $338,912 (2015 – $344,678).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2016 and 2015 are as follows:

	Year Ended
	April 30,
	2016	2015

Sales and marketing	$–	$1,667
Research and development	1,633	8,328
General and administrative	322,345	334,683
Total deferred share unit-based compensation	$323,978	$344,678

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2016:

		Weighted Average
		Grant Date Fair
	Number of DSUs	Value per Unit

Non-vested DSUs at April 30, 2014	15,678	$21.60
Granted	32,661	$11.70
Vested	(23,170)	$16.50
Non-vested DSUs at April 30, 2015	25,169	$14.60
Granted	55,034	$5.20
Vested	(41,681)	$8.13
Non-vested DSUs at April 30, 2016	38,522	$8.15

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2016	2015
Tax loss carry forwards	$18,796,000	$16,271,000
Capital losses carried forward	247,000	262,000
Equipment	242,000	184,000
Other	64,000	64,000
Bad debt	186,000	100,000
Nondeductible research and development expenses	3,084,000	3,266,000
Investment tax credits	490,000	494,000
Cumulative unrealized foreign exchange gain	410,000	467,000
Acquired technology and other intangibles	(1,115,000)	(896,000)
Valuation allowance established by management	(22,404,000)	(20,212,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2016	2015
Tax (recovery) based on U.S. rates	$(915,000)	$(1,510,000)
Foreign tax rate differential	(34,000)	(75,000)
Non-deductible expenses	–	–
Change in fair value of derivative instrument	–	–
Non-deductible stock option compensation	295,000	374,000
Effect of reduction (increase) in foreign statutory rates	104,000	–
Foreign exchange gain (losses) on revaluation of deferred tax balances	384,000	787,000
Under provision relating to prior year	(2,026,000)	–
Expiry of non-operating losses	–	–
Increase in valuation allowance	2,192,000	424,000
Income tax expense for year	$–	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes – (cont’d)

As at April 30, 2016, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States – US$	$39,431,000		2027 – 2036
Canada – CDN$	$15,717,000	(1)	2017 – 2034

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

Changes in the Company’s uncertain tax positions for the year ended April 30, 2016 and April 30, 2015 were as follows:

	Years Ended
	April 30,
	2016	2015
Balance at beginning of year	$25,631	$25,631
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	(15,068)	(15,068)
Balance at end of year	$10,563	$10,563

Note 8	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2016 and 2015:

	Years Ended
	April 30,
	2016	2015
North America	$7,192,010	$7,717,932
EMEA	2,459,541	2,520,381
Asia Pacific	699,203	1,288,848
Latin America	730,604	475,922
	$11,081,358	$12,003,083

As at July 31, 2015, the Company adjusted geographic regions to better reflect its current operations. In prior periods geographic groupings included North America, Europe, Asia and Africa and Latin America.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 8	Segmented Information - (cont’d)

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets, and other assets, are located in Canada and the United States as follows:

	As at April 30,
	2016	2015
Canada	$7,279,019	$7,714,307
United States	39,583	85,003
	$7,318,602	$7,799,310

Note 9	Derivative Financial Instruments and Risk Management

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

The Company periodically enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. As of April 30, 2016, the Company had no foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management - (cont’d)

Fair Value Measurements – (cont’d)

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2016 and 2015:

	Carrying		Fair Value
As at April 30, 2016	Amount	Fair Value	Levels	Reference
Cash	$2,159,738	$2,159,738	1

	Carrying		Fair Value
As at April 30, 2015	Amount	Fair Value	Levels	Reference
Cash	$2,852,422	$2,852,422	1

Forward contracts		April 30,		April 30,
		2016		2015
Opening balance at the beginning of the year	$	−	$	−
Fair value of forward, at issuance		−		−
Change in fair value of forward contracts since issuance		(47,690)		−
Fair value of forward contracts settled during the year		47,690		−
Fair value of forward contracts at April 30	$	−	$	−

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Commitments

a)	On November 27, 2013, the Company entered into an extension of an existing lease agreement, which commenced on October 1, 2014 and expires on September 30, 2019. The monthly lease payment under the extension agreement is $19,678 plus $19,308 in operating costs.

b)	On November 4, 2013, the Company entered into an extension of an existing lease agreement, which commenced on January 1, 2014 and expires on April 30, 2019. The monthly lease payment under the extension agreement is $3,550 plus $3,307 in operating costs. This lease expense is a related party transaction as it was incurred with a company with a director in common with the Company.

c)	From March 2013 to April 2014, the Company entered into various lease agreements with commencement dates between April 2013 and May 2014 and that expire between May 2016 and May 2017. The combined monthly lease payments are $7,198 plus $495 in operating expenses.

Total lease expense for the year ended April 30, 2016 is $642,377 (2015 – $754,221).

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2017	$82,288	$518,534	$600,822
2018	82,288	496,235	578,523
2019	82,288	497,897	580,185
2020	−	207,457	207,457
	$246,864	$1,720,123	$1,966,987

Note 11	Loss per common share

Computation of loss per share:

	Year ended April 30, 2016
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(2,691,595)	4,433,402	$(0.61)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(2,691,595)	4,433,402	$(0.61)

	Year ended April 30, 2015
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(4,441,867)	4,249,252	$(1.05)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(4,441,867)	4,249,252	$(1.05)

(1) For the years ended April 30, 2016 and April 30, 2015, common share equivalents (consisting of shares issuable on exercise of options, deferred share units, and warrants) totalling 812,169, and 382,580, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2016.

Item 11.	Executive Compensation.

The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2016.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2016.

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

10.6

Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008).

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(23)	Consent of Experts and Counsel

23.1	Consent of BDO Canada LLP, Independent Registered Public Accounting Firm (filed herewith).

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 13, 2016

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 13, 2016

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 13, 2016
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 13, 2016
Secretary (Principal Financial Officer,
/s/ Owen Matthews	Principal Accounting Officer)
Owen Matthews	Vice Chairman and Director	July 13, 2016

/s/ Bruce Joyce
Bruce Joyce	Director	July 13, 2016

/s/ Chris Cooper
Chris Cooper	Director	July 13, 2016

/s/ Larry Timlick
Larry Timlick	Director	July 13, 2016