Form 10-Q
period 2016-07-31
COUNTERPATH CORP
filed 2016-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,554,348 shares of common stock issued and outstanding as of September 9, 2016.

COUNTERPATH CORPORATION
JULY 31, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2016 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,160,330	$2,159,738
Accounts receivable (net of allowance for doubtful accounts of $668,977 and $547,173, respectively)	3,191,848	3,209,279
Prepaid expenses and deposits	151,075	184,644
Total current assets	5,503,253	5,553,661

Deposits	95,080	93,868
Equipment	163,286	142,563
Goodwill – Note 2(e)	6,741,402	7,001,228
Other assets	176,938	174,811
Total Assets	$12,679,959	$12,966,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,007,915	$1,943,108
Accrued warranty	65,981	61,356
Customer deposits	6,357	2,384
Unearned revenue	1,987,491	1,808,857
Total current liabilities	4,067,744	3,815,705

Deferred lease inducements	31,573	35,379
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,109,880	3,861,647

Stockholders’ equity – Note 5:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2016 – nil; April 30, 2016 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 10,000,000
Issued and outstanding: July 31, 2016 – 4,555,048; April 30, 2016 – 4,542,348	4,555	4,542
Treasury stock	–	–
Additional paid-in capital	70,389,927	70,065,082
Accumulated deficit	(58,386,411)	(58,022,500)
Accumulated other comprehensive loss – currency translation adjustment	(3,437,992)	(2,942,640)
Total stockholders’ equity	8,570,079	9,104,484
Liabilities and Stockholders’ Equity	$12,679,959	$12,966,131

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Revenue – Note 6:
Software	$1,656,003	$1,200,849
Subscription, support and maintenance	955,296	838,138
Professional services and other	414,695	318,259
Total revenue	3,025,994	2,357,246
Operating expenses:
Cost of sales (includes depreciation of $1,806 (2015 – $1,806))	497,116	481,932
Sales and marketing	961,869	1,187,033
Research and development	1,158,661	1,284,190
General and administrative	981,471	940,628
Total operating expenses	3,599,117	3,893,783
Loss from operations	(573,123)	(1,536,537)
Interest and other income (expense), net:
Interest and other income	13	1,302
Interest expense	–	(1,631)
Fair value adjustment on derivative instruments – Note 4	–	(39,615)
Foreign exchange gain	209,199	465,376
Net loss for the period	$(363,911)	$(1,111,105)

Net loss per share:
Basic and diluted – Note 9	$(0.08)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted – Note 9	4,550,516	4,236,692

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Net loss for the period	$(363,911)	$(1,111,105)
Other comprehensive loss:
Foreign currency translation adjustments	(495,352)	(999,994)
Comprehensive loss	$(859,263)	$(2,111,099)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(363,911)	$(1,111,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,610	73,778
Stock-based compensation	314,223	361,522
Issuance of common stock for services	13,963	–
Foreign exchange gain	(247,979)	(154,365)
Fair value adjustment on derivative instruments	–	39,615
Changes in assets and liabilities:
Accounts receivable	17,431	237,248
Prepaid expenses and deposits	34,603	52,762
Accounts payable and accrued liabilities	98,182	(338,463)
Unearned revenue	178,634	243,055
Deferred lease inducements	(3,249)	(6,032)
Accrued warranty	4,625	(7,297)
Customer deposits	(421)	8,070
Net cash provided by (used in) operating activities	72,711	(601,212)

Cash flows from investing activities:
Purchase of equipment	(50,373)	(7,847)
Purchase of other assets	(2,868)	–
Net cash used in investing activities	(53,241)	(7,847)

Cash flows from financing activities:
Common stock issued	–	36,378
Common stock repurchased	(3,328)	(17,896)
Net cash provided by (used in) financing activities	(3,328)	18,482

Foreign exchange effect on cash	(15,550)	(47,224)

Net increase (decrease) in cash	592	(637,801)

Cash, beginning of the period	2,159,738	2,852,422
Cash, end of the period	$2,160,330	$2,214,621

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$–	$1,631
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2016
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2016	4,542,348	$4,542	(400)	$–	$70,065,082	$(58,022,500)	$(2,942,640)	$9,104,484

Shares issued:
Share repurchase plan	–	–	(800)	(1)	(1,814)	–	–	(1,815)
Cancellation of shares — Note 5	(800)	(1)	800	1	(1,513)	–	–	(1,513)
Stock-based compensation – Note 5	–	–	–	–	314,223	–	–	314,223
Issuance of common stock for services – Note 5	13,500	14	–	–	13,949	–	–	13,963
Net loss for the period	–	–	–	–	–	(363,911)	–	(363,911)
Foreign currency translation adjustment	–	–	–	–	–	–	(495,352)	(495,352)

Balance, July 31, 2016 (unaudited)	4,555,048	$4,555	(400)	$–	$70,389,927	$(58,386,411)	$(3,437,992)	$8,570,079

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. In the current period, service revenue was separated into two categories, professional and other services and subscription, support and maintenance revenue. The comparative period has been adjusted to conform to the current period’s presentation (Note 2(g))

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

b)	Interim Reporting

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2016 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2016 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies − (cont’d)

d)	Derivative Instruments

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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2016.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2016 was $5,143,251 (CDN$6,704,947) (April 30, 2016 - $5,341,481) in respect of NewHeights and $1,598,151 (CDN$2,083,414) (April 30, 2016 - $1,659,747) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2016 and 2015.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2016	2016
Balance of allowance for doubtful accounts, beginning of period/year	$547,173	$294,719
Bad debt provision	121,804	612,769
Write-off of receivables	–	(360,315)
Balance of allowance for doubtful accounts, end of period/year	$668,977	$547,173

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

g)	Revenue Recognition

The Company’s revenue is generated from the sale of software license, subscription fees related to the cloud offering, support and maintenance services and professional services. The Company recognizes revenue in accordance with ASC 985-605 “Software Revenue Recognition”.

Software license revenue is recognized for sales of perpetual licenses.

Subscription, support and maintenance revenue is generated from recurring fees purchased through the Company’s cloud based offerings, where the customer has no right to take possession of the underlying software at any time.

Professional and other services includes software customization, implementation, training, and dedicated engineering which are recognized as the related service has been performed.

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended July 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 980,714 and 445,417, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 3	Related Party Transactions

During the three months ended July 31, 2016, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $19,798 (2015 - $19,896) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,358 (2015 - $nil) for the three months ended July 31, 2016.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three months ended July 31, 2016 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three months ended July 31, 2016 and 2015, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three months ended July 31, 2016, the Company had not entered into any foreign currency forward contracts. On June 7, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $nil (2015 - $39,615) was recognized during the three month period.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2016 and April 30, 2016.

	Carrying		Fair Value
As at July 31, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,160,330	$2,160,330	1	N/A

	Carrying		Fair Value
As at April 30, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,159,738	$2,159,738	1	N/A

Forward contracts		July 31,		April 30,
		2016		2016
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		(47,690)
Fair value of forward contracts settled during the period/year		−		47,690
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 5	Common Stock

On April 4, 2016, the Company entered into an agreement to issue 25,000 shares of the Company’s common stock in exchange for advisory services which was subsequently amended to 23,500 shares. The shares were issued in three tranches: (i) the first tranche of 10,000 shares were issued on April 22, 2016; (ii) the second tranche of 10,000 shares were issued on May 25, 2016; (iii) and the third tranche of 3,500 shares were issued on June 30, 2016.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the three months ended July 31, 2016 and 2015 in determining the expense recorded in the accompanying consolidated statement of operations.

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

The weighted-average fair value of options granted during the three months ended July 31, 2016 and 2015 was $2.40 and $3.10, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31,
	2016	2015
Risk-free interest rate	1.10%	1.66%
Expected volatility	95.19%	90.23%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of July 31, 2016 and the stock option activity during the three months ended July 31, 2016:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2016	410,730	$12.99
Granted	90,000	$2.40
Forfeited/Cancelled	(11,908)	$9.63
Expired	–	–
Outstanding at July 31, 2016	488,822	$11.12

Exercisable at July 31, 2016	251,543	$16.31
Exercisable at April 30, 2016	236,795	$16.77

The following table summarizes stock options outstanding as of July 31, 2016:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.40	90,000	$–	July 15, 2021	–	$–
$2.41	55,000	–	December 14, 2020	8,028	–
$4.50	5,000	–	March 9, 2020	1,672	–
$4.70	540	–	September 26, 2016	540	–
$5.00	48,900	–	July 17, 2020	12,331	–
$5.20	9,482	–	March 23, 2020	9,482	–
$7.80	3,400	–	December 12, 2019	1,428	–
$10.50	5,000	–	September 12, 2019	2,296	–
$11.50	46,000	–	July 11, 2019	23,072	–
$13.10	60,000	–	December 12, 2018	38,764	–
$17.00	65,000	–	December 14, 2016	65,000	–
$19.00	46,500	–	July 25, 2018	34,930	–
$21.50	24,000	–	September 7, 2016	24,000	–
$29.00	30,000	–	July 19, 2017	30,000	–
July 31, 2016	488,822	$–		251,543	$–
April 30, 2016	410,730	$–		236,795	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.22 per share as of July 31, 2016 (April 30, 2016 – $2.12), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2016 was nil (April 30, 2016 – nil). The total intrinsic value of options exercised during the three months ended July 31, 2016 was $nil (July 31, 2015 – $nil). The grant date fair value of options vested during the three months ended July 31, 2016 was $124,833 (July 31, 2015 - $151,982).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of July 31, 2016:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2016	173,935	$4.15
Granted	90,000	$2.40
Vested	(24,074)	$5.19
Forfeited/Cancelled	(2,582)	$2.52
Non-vested options at July 31, 2016	237,279	$3.08

As of July 31, 2016, there was $595,761 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2016 and 2015 are as follows:

	Three Months Ended
	July 31,
	2016	2015
Cost of sales	$18,749	$14,687
Sales and marketing	48,407	68,930
Research and development	19,690	17,564
General and administrative	28,469	55,889
Total stock-option based compensation	$115,315	$157,070

Warrants

The following table summarizes warrants outstanding and exercisable as of July 31, 2016:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2016	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Warrants at July 31, 2016	146,500	$7.50	September 4, 2017

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2016, the Company matched $9,502 (2015 - $11,580) in shares purchased by employees under the ESPP. During the three months ended July 31, 2016, 11,981 shares (2015 – no shares) were purchased on the open market and no shares were issued from treasury (2015 – 65,124 shares) under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of July 31, 2016, a total of 86,203 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2016 and expiring March 18, 2017, the Company was authorized to purchase 273,864 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. Pursuant to an NCIB commencing March 19, 2014 and expiring March 18, 2015, the Company repurchased 36,133 shares at an average price of $9.30 (CDN$10.51) for an aggregate purchase price of $336,033. During the period from March 19, 2015 to March 18, 2016, the Company repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for a total of $43,168 and during the period March 19, 2016 to July 31, 2016, the Company repurchased 1,200 common shares at an average price of $2.22 (CDN$2.88) for a total of $2,664. As of July 31, 2016, a total of 76,588 shares have been cancelled and the remaining 400 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

A total of 400,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2016, 90,453 (2015 — 55,034) DSUs were issued under the DSUP, of which 24,228 were granted to officers or employees and 66,225 were granted to non-employee directors. As of July 31, 2016, a total of 30,595 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2016, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2016	254,939	$9.79
Granted	90,453	$2.40
DSUs outstanding at July 31, 2016	345,392	$7.85

The following table summarizes information regarding the non-vested DSUs outstanding as of July 31, 2016:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2016	38,522	$8.15
Granted	90,453	$2.40
Vested	(82,758)	$3.86
Non-vested DSUs at July 31, 2016	46,217	$4.58

As of July 31, 2016, there was $207,702 (2015 – $309,048) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.90 years (2015 – 2.20 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2016 and 2015 are as follows:

	Three Months Ended
	July 31,
	2016	2015
Sales and marketing	$–	$–
Research and development	–	1,633
General and administrative	198,908	202,819
Total DSU based compensation	$198,908	$204,452

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015
North America	$1,908,862	$1,505,207
EMEA	831,222	610,801
Asia Pacific	196,279	149,675
Latin America	89,631	91,563
	$3,025,994	$2,357,246

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2016	April 30, 2016
Canada	$7,029,303	$7,279,019
United States	52,323	39,583
	$7,081,626	$7,318,602

Revenue from significant customers for the three months ended July 31, 2016 and 2015 is summarized as follows:

	Three Months Ended
	July 31,
	2016	2015
Customer A	13%	2%

Accounts receivable balance for Customer A was $682,018 as at July 31, 2016 (April 30, 2016 - $396,800).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2017	$59,440	$410,428	$469,868
2018	79,253	528,822	608,075
2019	79,253	531,257	610,510
2020	−	252,454	252,454
2021	−	4,394	4,394
	$217,946	$1,727,355	$1,945,301

Note 8	Contingencies

The Company is a party to a legal claim which has arisen in the normal course of business that the Company believes has no merit and is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended
	July 31,
	2016	2015
Net loss	$(363,911)	$(1,111,105)
Weighted average common shares outstanding – basic and diluted	4,550,516	4,236,692
Basic and diluted EPS	$(0.08)	$(0.26)

As at July 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 980,714 and 445,417, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 768,017 shares of our common stock and 36,984 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 36,984 shares of our common stock.

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

Revenue

Our total revenue consists of the following:

•	Software

We generate software revenue primarily on a single fee per perpetual software license basis. We recognize software revenue at the time of delivery, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred. The number of software licenses purchased has a direct impact on the average selling price. Our software revenue may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering practices.

•	Subscription, support and maintenance

We generate recurring subscription revenue from subscriptions related to our software as a service offering. Recurring support and maintenance revenue is generated from annual software support and maintenance contracts for our software licenses. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

Support services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

•	Professional services and other

We generate professional services and other revenue through services including product configuration and customization, implementation, dedicated engineering and training. The amount of product configuration and customization required by a customer typically increases as the order size increases from a given customer. Services and pricing may vary depending upon a customer's requirements for customization, implementation and training.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2016 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2016 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

A substantial percentage of our revenue is generated by multiple-element arrangements, such as products, support and maintenance, and professional services. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Revenue from multiple-element arrangements are recognized in software, subscription, support and maintenance, and professional services based on the items or services delivered.

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

Post contract customer support (PCS) services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months. PCS service revenue generally is deferred until the related product has been delivered and all other revenue recognition criteria have been met. PCS revenues are recognized under support and maintenance revenues.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the three months ended July 31, 2016 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2016, we recorded an expense of $328,186 in connection with share-based payment awards. A future expense of non-vested options of $595,761 is expected to be recognized over a weighted-average period of 2.28 years. A future expense of non-vested deferred share units of $207,702 is expected to be recognized over a weighted-average period of 1.90 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2016, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ending July 31, 2016.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at July 31, 2016, our company had no foreign currency forward contracts outstanding. In the three months ended July 31, 2015, we had a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. The fair value marked to market loss of forward contracts for that foreign currency contract for the three months ended July 31, 2015 was $39,615. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the three months ended July 31, 2016 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the decline in the Canadian dollar against the U.S. dollar over the three months ended July 31, 2016, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the three months ended July 31, 2015. For the three months ended July 31, 2016 as compared to three months ended July 31, 2015, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $76,000.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at July 31, 2016 and April 30, 2016 and for the three months ended July 31, 2016 and 2015 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2016 and 2015 and the audited consolidated financial statements for the fiscal year ended April 30, 2016. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	July 31, 2016	April 30, 2016
Cash and cash equivalents	$2,160,330	$2,159,738
Current assets	$5,503,253	$5,553,661
Current liabilities	$4,067,744	$3,815,705
Total liabilities	$4,109,800	$3,861,647
Total assets	$12,679,959	$12,966,131

Selected Consolidated Statements of Operations Data

	Three Months Ended July 31,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,025,994	100%		$2,357,246	100%

Operating expenses	$3,599,117	119%		$3,893,783	165%
Loss from operations	($573,123)	(19%	)	($1,536,537)	(65%	)
Interest and other income, net	$13	−%		($329)	−%
Fair value adjustment on derivative instrument	−	−%		($39,615)	(2%	)
Foreign exchange gain (loss)	$209,199	7%		$465,376	20%
Net loss	($363,911)	(12%	)	($1,111,105)	(47%	)

Net loss per share
-Basic and diluted	($0.08)			($0.26)

Weighted average common shares outstanding
-Basic and diluted	4,550,516			4,236,692

Revenue

	Three Months Ended July 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,656,003	55%	$1,200,849	51%	$455,154	38%
Subscription, support and maintenance	$955,296	32%	$838,138	36%	$117,158	14%
Professional services and other	$414,695	13%	$318,259	13%	$96,436	30%
Total revenue	$3,025,994	100%	$2,357,246	100%	$668,748	28%

Revenue by Region
North America	$1,908,862	63%	$1,505,207	64%	$403,655	27%
International	$1,117,132	37%	$852,039	36%	$265,093	31%
Total revenue	$3,025,994	100%	$2,357,246	100%	$668,748	28%

For the three months ended July 31, 2016, we generated $3,025,994 in revenue compared to $2,357,246 for the three months ended July 31, 2015, representing an increase of $668,748 or 28%.

Software revenue increased by $455,154 or 38% to $1,656,003 for the three months ended July 31, 2016 compared to $1,200,849 for the three months ended July 31, 2015. The increase in software revenue was a result of increases in sales to channel partners and service providers.

Subscription, support and maintenance revenue increased by $117,158 or 14% to $955,296 for the three months ended July 31, 2016 compared to $838,138 for the three months ended July 31, 2015. The increase in subscription, support and maintenance revenue for the three months ended July 31, 2016 was the result of growth in revenue from channel partners, service providers and enterprises.

Professional services and other revenue increased by $96,436 or 30% to $414,695 for the three months ended July 31, 2016 compared to $318,259 for the three months ended July 31, 2015. The increase in professional services and other revenue for the three months ended July 31, 2016 was primarily due to an increase in professional services sales to enterprises offset by lower sales to channel partners and service providers.

North American revenue increased by 27% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, primarily as a result of higher sales of software to channel partners, and higher sales of services to enterprises and channel partners. International revenue outside of North America increased by 31% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, primarily as a result of higher sales to European service providers.

Operating Expenses

Cost of Sales

Cost of sales for the three months ended July 31, 2016 and 2015 were as follows:

	July 31, 2016		July 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$497,116	16%	$481,932	20%	$15,184	3%

Cost of sales was $497,116 for the three months ended July 31, 2016 compared to $481,932 for the three months ended July 31, 2015. The increase of $15,184 was primarily attributable to an increase in warranty accrual of approximately $11,900, and an increase in dues and subscriptions of approximately $10,400. The increase in cost of sales expense was offset by a net decrease in other expenses of approximately $6,900.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2016 and 2015 were as follows:

	July 31, 2016		July 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$961,869	32%	$1,187,033	50%	($225,164)	(19%	)

Sales and marketing expenses were $961,869 for the three months ended July 31, 2016 compared to $1,187,033 for the three months ended July 31, 2015. The decrease of $225,164 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $184,300, a decrease in travel expenses of approximately $36,300, and a net decrease in other expenses of approximately $4,500.

Research and Development

Research and development expenses for the three months ended July 31, 2016 and 2015 were as follows:

	July 31, 2016		July 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,158,661	38%	$1,284,190	54%	($125,529)	(10%	)

Research and development expenses were $1,158,661 for the three months ended July 31, 2016 compared to $1,284,190 for the three months ended July 31, 2015. The decrease of $125,529 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $114,800 and a net decrease in other expenses of approximately $10,200.

General and Administrative

General and administrative expenses for the three months ended July 31, 2016 and 2015 were as follows:

	July 31, 2016		July 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$981,471	32%	$940,628	40%	$40,843	4%

General and administrative expenses were $981,471 for the three months ended July 31, 2016 compared to $940,628 for the three months ended July 31, 2015. The increase of $40,843 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $65,400, and an increase in audit, legal and other professional expenses of approximately $33,800. The increase in general and administrative expense was offset by a decrease in amortization expense of approximately $47,200, and a net decrease in other expenses of approximately $11,200.

Interest and Other Income

Interest income for the three months ended July 31, 2016 was $13 compared to $1,302 for the three months ended July 31, 2015. Interest expense for the three months ended July 31, 2016 was $nil compared to $1,631 for the three months ended July 31, 2015.

Foreign exchange gain (loss) for the three months ended July 31, 2016 was $209,199 compared to $465,376 for the three months ended July 31, 2015. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Fair value adjustment on derivative instruments for the three months ended July 31, 2016 resulted in a non-cash loss of $nil compared $39,615 for the three months ended July 31, 2015.

Liquidity and Capital Resources

As of July 31, 2016, we had $2,160,330 in cash and cash equivalents compared to $2,159,738 as of April 30, 2016, representing an increase of $592. Our working capital was $1,435,509 at July 31, 2016 compared to $1,737,956 at April 30, 2016, representing a decrease of $302,447. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

Our company has $1,591,032 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash inflow of $72,711 for the three months ended July 31, 2016. This compares to a net cash outflow of $601,212 for the same period last year representing an increase of $673,923 in cash inflow from operations compared to the same period last year. The net cash inflow from operating activities for the three months ended July 31, 2016 was primarily a result of an increase in unearned revenue of $178,634, an increase in accounts payable of $98,182 and an increase in adjustments for non-cash expenses including $314,223 for stock based compensation. The net inflow was offset by a net loss of $363,911, and a non-cash foreign exchange gain of $247,979.

Investing Activities

Investing activities resulted in a net cash outflow of $53,241, for the three months ended July 31, 2016 primarily for purchases of computer equipment and intangible assets. This compares with a net cash outflow from investing activities of $7,847 for the same period last year primarily for purchases of computer equipment. At July 31, 2016, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $3,328 for the three months ended July 31, 2016 compared to a net cash inflow of $18,482 for the three months ended July 31, 2015.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Operating expenses of $3,599,117 exceeded revenue of $3,025,994 for the three months ended July 31, 2016. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2016 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2016 (2015 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 4,555,048 shares of common stock that were issued and outstanding as of July 31, 2016, our directors owned approximately 30% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at July 31, 2016, then we would be required to issue an additional 697,217 shares of our common stock, which would represent approximately 15% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Recent Sales of Unregistered Securities

On April 4, 2016, we entered into an agreement to issue 25,000 shares of our common stock in exchange for advisory services which was subsequently amended to 23, 500 shares. The shares were issued in three tranches: (i) the first tranche of 10,000 shares were issued on April 22, 2016; (ii) the second tranche of 10,000 shares were issued on May 25, 2016; (iii) and the third tranche of 3,500 shares were issued on June 30, 2016. We issued these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 1, 2016 to May 31, 2016	200(1)	$2.62	200	273,264
June 1, 2016 to June 30, 2016	300(1)	$3.07	300	272,964
July 1, 2016 to July 31, 2016	300(1)	$3.02	300	272,664
Total	800	$2.94(2)	800	272,664

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2016, which commenced on March 19, 2016 and expiring on March 18, 2017 to purchase up to 273,864 shares of our common stock.

(2)	Weighted average price.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	2004 Stock Option Plan effective May 18, 2004 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.2	Form of Stock Option Agreement for 2004 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.3	2005 Stock Option Plan effective March 4, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.4	Form of Stock Option Agreement for 2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 14, 2005).

4.5	Form of Amended & Restated Stock Option and Subscription Agreement (Canadian) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.6	Form of Amended & Restated Stock Option and Subscription Agreement (US) (incorporated by reference from our Current Report on Form 8-K filed On October 14, 2005).

4.7	2010 Stock Option Plan effective September 27, 2010 (incorporated by reference from our Definitive Proxy Statement filed on August 31, 2010).

4.8	Employee Share Purchase Plan adopted October 1, 2008, and amended November 6, 2008 (incorporated by reference from our Registration Statement on Form S-8 filed on January 30, 2009).

4.9	Amended Deferred Share Unit Plan effective September 25, 2013 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

4.10	Amended 2010 Stock Option Plan effective July 10, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

4.11	Amended Employee Share Purchase Plan effective July 29, 2014 (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 11, 2014).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 12, 2016

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: September 12, 2016