Form 10-Q
period 2016-10-31
COUNTERPATH CORP
filed 2016-12-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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
Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,552,848 shares of common stock issued and outstanding as of December 13, 2016.

COUNTERPATH CORPORATION
OCTOBER 31, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2016 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	April 30,
	2016	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,919,765	$2,159,738
Accounts receivable (net of allowance for doubtful accounts of $370,569 and $547,173, respectively)	2,990,040	3,209,279
Prepaid expenses and deposits	109,866	184,644
Total current assets	5,019,671	5,553,661

Deposits	92,819	93,868
Equipment	143,371	142,563
Goodwill – Note 2(e)	6,556,815	7,001,228
Other assets	178,042	174,811
Total Assets	$11,990,718	$12,966,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,873,993	$1,943,108
Accrued warranty	59,765	61,356
Customer deposits	7,719	2,384
Unearned revenue	2,128,837	1,808,857
Total current liabilities	4,070,314	3,815,705

Deferred lease inducements	28,284	35,379
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,109,161	3,861,647

Stockholders’ equity – Note 5:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: October 31, 2016 – nil; April 30, 2016 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 10,000,000
Issued and outstanding:
October 31, 2016 – 4,553,548; April 30, 2016 – 4,542,348	4,554	4,542
Treasury stock	(1)	–
Additional paid-in capital	70,622,354	70,065,082
Accumulated deficit	(58,950,431)	(58,022,500)
Accumulated other comprehensive loss – currency translation adjustment	(3,794,919)	(2,942,640)
Total stockholders’ equity	7,881,557	9,104,484
Liabilities and Stockholders’ Equity	$11,990,718	$12,966,131

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue – Note 6:
Software	$1,242,860	$1,753,129	$2,898,863	$2,953,978
Subscription, support and maintenance	957,891	875,901	1,913,187	1,714,039
Professional services and other	550,362	400,309	965,057	718,568
Total revenue	2,751,113	3,029,339	5,777,107	5,386,585
Operating expenses:
Cost of sales (includes depreciation of $3,390 (2015 –
$3,612))	476,547	495,633	973,663	977,565
Sales and marketing	988,540	1,034,349	1,950,409	2,221,382
Research and development	1,150,515	1,116,456	2,309,176	2,400,646
General and administrative	871,608	771,135	1,853,079	1,711,763
Total operating expenses	3,487,210	3,417,573	7,086,327	7,311,356
Loss from operations	(736,097)	(388,234)	(1,309,220)	(1,924,771)
Interest and other income (expense), net:
Interest and other income	173	1,472	186	2,774
Interest expense	–	(454)	–	(2,085)
Fair value adjustment on derivative instruments – Note 4	–	(8,075)	–	(47,690)
Foreign exchange gain	171,904	61,835	381,103	527,211
Net loss for the period	$(564,020)	$(333,456)	$(927,931)	$(1,444,561)

Net loss per share:
Basic and diluted – Note 9	$(0.12)	$(0.08)	$(0.20)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted – Note 9	4,554,226	4,425,343	4,552,371	4,331,017

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net loss for the period	$(564,020)	$(333,456)	$(927,931)	$(1,444,561)
Other comprehensive loss:
Foreign currency translation adjustments	(356,927)	(149,434)	(852,279)	(1,149,428)
Comprehensive loss	$(920,947)	$(482,890)	$(1,780,210)	$(2,593,989)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(927,931)	$(1,444,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,487	120,717
Stock-based compensation	551,190	561,574
Issuance of common stock for services	13,963	–
Foreign exchange gain	(437,795)	(304,990)
Changes in assets and liabilities:
Accounts receivable	219,239	(51,952)
Prepaid expenses and deposits	76,548	35,768
Accounts payable and accrued liabilities	(12,010)	(290,984)
Unearned revenue	319,980	209,729
Deferred lease inducements	(4,987)	(9,008)
Accrued warranty	(1,591)	(6,973)
Customer deposits	941	21,500
Net cash provided by (used in) operating activities	(149,966)	(1,159,180)

Cash flows from investing activities:
Purchase of equipment	(57,517)	(9,177)
Purchase of other assets	(4,023)	–
Net cash used in investing activities	(61,540)	(9,177)

Cash flows from financing activities:
Common stock issued	–	1,510,185
Common stock repurchased	(7,870)	(29,729)
Net cash provided by (used in) financing activities	(7,870)	1,480,456

Foreign exchange effect on cash	(20,597)	(54,348)

Net increase (decrease) in cash	(239,973)	257,751

Cash, beginning of the period	2,159,738	2,852,422
Cash, end of the period	$1,919,765	$3,110,173

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$–	$2,085
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2016
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2016	4,542,348	$4,542	(400)	$–	$70,065,082	$(58,022,500)	$(2,942,640)	$9,104,484

Shares issued:
Share repurchase plan	–	–	(2,500)	(3)	(5,414)	–	–	(5,417)
Cancellation of shares — Note 5	(2,300)	(2)	2,300	2	(2,453)	–	–	(2,453)
Stock-based compensation – Note 5	–	–	–	–	551,190	–	–	551,190
Issuance of common stock for services – Note 5	13,500	14	–	–	13,949	–	–	13,963
Net loss for the period	–	–	–	–	–	(927,931)	–	(927,931)
Foreign currency translation adjustment	–	–	–	–	–	–	(852,279)	(852,279)

Balance, October 31, 2016 (unaudited)	4,553,548	$4,554	(600)	$(1)	$70,622,354	$(58,950,431)	$(3,794,919)	$7,881,557

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. In the current period, service revenue was separated into two categories, professional and other services and subscription, support and maintenance revenue. The comparative period has been adjusted to conform to the current period’s presentation (Note 2(g)).

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
October 31, 2016
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

Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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
October 31, 2016
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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We continue to evaluate the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

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
October 31, 2016
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six months ended October 31, 2016.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2016 was $5,002,423 (CDN$6,704,947) (April 30, 2016 - $5,341,481) in respect of NewHeights and $1,554,392 (CDN$2,083,414) (April 30, 2016 - $1,659,747) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2016 and 2015.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2016	2016
Balance of allowance for doubtful accounts, beginning of period/year	$547,173	$294,719
Bad debt provision	223,396	612,769
Write-off of receivables	(400,000)	(360,315)
Balance of allowance for doubtful accounts, end of period/year	$370,569	$547,173

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

h)	Earnings Per Share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the six months ended October 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 923,102 and 840,854, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 3	Related Party Transactions

During the three and six months ended October 31, 2016, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $19,271 and $38,541 (2015 - $19,746 and $39,493) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,520 and $14,878 (2015 - $nil and $nil) for the three and six months ended October 31, 2016.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and six months ended October 31, 2016 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and six months ended October 31, 2016 and 2015, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and six months ended October 31, 2016, the Company had not entered into any foreign currency forward contracts. On June 7, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $nil (2015 - $8,075 and $47,690) was recognized during the three and six month period.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2016 and April 30, 2016.

	Carrying		Fair Value
As at October 31, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$1,919,765	$1,919,765	1	N/A

	Carrying		Fair Value
As at April 30, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,159,738	$2,159,738	1	N/A

Forward contracts		October 31,		April 30,
		2016		2016
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		(47,690)
Fair value of forward contracts settled during the period/year		−		47,690
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 5	Common Stock

On April 4, 2016, the Company entered into an agreement to issue 25,000 shares of the Company’s common stock in exchange for advisory services which was subsequently amended to 23,500 shares. The shares were issued in three tranches: (i) the first tranche of 10,000 shares was issued on April 22, 2016; (ii) the second tranche of 10,000 shares was issued on May 25, 2016; (iii) and the third tranche of 3,500 shares was issued on June 30, 2016.

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

On September 12, 2016, the maximum number of shares of common stock authorized by the Company’s stock holders and reserved for issuance by the Board under the 2010 Stock Option Plan was increased from 786,000 to 986,000.

On September 12, 2016, the decrease in the exercise price of certain outstanding stock options to $2.50 was authorized by the Company’s stock holders. Accordingly the exercise price of 319,822 stock options with exercise prices ranging from $4.50 to $29.00 was decreased to $2.50. The fair value of the options immediately prior to the modification was compared to the fair value of the modified options. Stock based compensation of $112,158 was recognized on the modification of the vested options.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. Assumptions used to determine the fair value of the modified options were a volatility of 88.55%, dividend yield of 0%, a risk free rate of 1.23% and an expected life dependent on the remaining life of the specific stock options based on an expected life of 3.7 years at grant date. The Company applied an estimated forfeiture rate of 15% for the six months ended October 31, 2016 and 2015 in determining the expense recorded in the accompanying consolidated statement of operations.

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

The weighted-average fair value of options granted during the three and six months ended October 31, 2016 was $nil and $1.55, respectively (2015 - $nil and $3.10). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Risk-free interest rate	–	–	1.10%	1.66%
Expected volatility	–	–	95.19%	90.23%
Expected term	–	–	3.7 years	3.7 years
Dividend yield	–	–	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following is a summary of the status of the Company’s stock options as of October 31, 2016 and the stock option activity during the six months ended October 31, 2016:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2016	410,730	$12.99
Granted	90,000	$2.40
Forfeited/Cancelled	(44,980)	$4.32
Expired	(24,540)	$21.08
Outstanding at October 31, 2016	431,210	$2.48

Exercisable at October 31, 2016	243,295	$2.50
Exercisable at April 30, 2016	236,795	$16.77

The following table summarizes stock options outstanding as of October 31, 2016:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.40	60,000	$–	July 15, 2021	–	$–
$2.41	52,928	–	December 14, 2020	11,351	–
			December 14, 2016 to
$2.50	318,282	–	July 17, 2020	231,944	–
October 31, 2016	431,210	$–		243,295	$–
April 30, 2016	410,730	$–		236,795	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.01 per share as of October 31, 2016 (April 30, 2016 – $2.12), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2016 was nil (April 30, 2016 – nil). The total intrinsic value of options exercised during the six months ended October 31, 2016 was $nil (October 31, 2015 – $nil). The grant date fair value of options vested during the three and six months ended October 31, 2016 was $91,395 and $216,228, respectively (October 31, 2015 - $155,986 and $307,968).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of October 31, 2016:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2016	173,935	$4.15
Granted	90,000	$2.40
Vested	(40,826)	$5.30
Forfeited/Cancelled	(35,194)	$1.66
Non-vested options at October 31, 2016	187,915	$3.44

As of October 31, 2016, there was $596,390 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Cost of sales	$35,304	$16,592	$54,053	$31,279
Sales and marketing	71,010	66,431	119,417	135,361
Research and development	37,827	20,069	57,517	37,633
General and administrative	60.319	57,118	88,788	113,007
Total stock-option based compensation	$204,460	$160,210	$319,775	$317,280

Warrants

The following table summarizes warrants outstanding and exercisable as of October 31, 2016:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2016	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Warrants at October 31, 2016	146,500	$7.50	September 4, 2017

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2016, the Company matched $18,197 (2015 - $22,065) in shares purchased by employees under the ESPP. During the six months ended October 31, 2016, 24,481 shares (2015 – no shares) were purchased on the open market and no shares (2015 – 13,869 shares) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of October 31, 2016, a total of 86,203 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2016 and expiring March 18, 2017, the Company is authorized to purchase 273,864 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period from March 19, 2015 to March 18, 2016, the Company repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for a total of $43,168 and during the period March 19, 2016 to October 31, 2016, the Company repurchased 2,900 common shares at an average price of $2.16 (CDN$2.81) for a total of $6,264. As of October 31, 2016, a total of 78,008 shares have been cancelled and the remaining 600 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

On September 12, 2016, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 400,000 shares to 500,000 shares. During the six months ended October 31, 2016, 90,453 (2015 — 55,034) DSUs were issued under the DSUP, of which 24,228 were granted to officers or employees and 66,225 were granted to non-employee directors. As of October 31, 2016, a total of 130,595 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2016, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2016	254,939	$9.79
Granted	90,453	$2.40
DSUs outstanding at October 31, 2016	345,392	$7.85

The following table summarizes information regarding the non-vested DSUs outstanding as of October 31, 2016:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2016	38,522	$8.15
Granted	90,453	$2.40
Vested	(82,758)	$3.86
Non-vested DSUs at October 31, 2016	46,217	$4.58

As of October 31, 2016, there was $175,195 (2015 – $269,206) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.71 years (2015 – 1.99 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Sales and marketing	$–	$–	$–	$–
Research and development	–	–	–	1,633
General and administrative	32,508	39,842	231,415	242,661
Total DSU based compensation	$32,508	$39,842	$231,415	$244,294

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
North America	$1,526,524	$2,060,754	$3,435,387	$3,565,961
EMEA	858,713	500,027	1,689,935	1,110,827
Asia Pacific	273,844	180,155	470,123	329,831
Latin America	92,032	288,403	181,662	379,966
	$2,751,113	$3,029,339	$5,777,107	$5,386,585

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2016	April 30, 2016
Canada	$6,829,942	$7,279,019
United States	48,286	39,583
	$6,878,228	$7,318,602

Revenue from significant customers for the three and six months ended October 31, 2016 and 2015 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Customer A	10%	−%	5%	−%

Accounts receivable balance for Customer A was $357,540 as at October 31, 2016 (April 30, 2016 - $nil).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2017	$38,541	$268,238	$306,779
2018	77,083	515,800	592,883
2019	77,083	518,127	595,210
2020	−	246,983	246,983
2021	−	4,394	4,394
	$192,707	$1,553,542	$1,746,249

Note 8	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net loss	$(564,020)	$(333,456)	$(927,931)	$(1,444,561)
Weighted average common shares outstanding – basic and diluted	4,554,226	4,425,343	4,552,371	4,331,017
Basic and diluted EPS	$(0.12)	$(0.08)	$(0.20)	$(0.33)

As at October 31, 2016 and 2015, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 923,102 and 840,854, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

We generate recurring subscription revenue from subscriptions related to our software as a service offering. Recurring support and maintenance revenue is generated from annual software support and maintenance contracts for our perpetual software licenses. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

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

Operating results for the three and six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the six months ended October 31, 2016 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2016, we recorded an expense of $565,156 in connection with share-based payment awards. A future expense of non-vested options of $596,390 is expected to be recognized over a weighted-average period of 2.08 years. A future expense of non-vested deferred share units of $175,195 is expected to be recognized over a weighted-average period of 1.71 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2016, did not result in an impairment charge, nor did we record any goodwill impairment for the three and six months ending October 31, 2016.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at October 31, 2016, our company had no foreign currency forward contracts outstanding. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. The fair value marked to market loss of forward contracts for that foreign currency contract for the three and six months ended October 31, 2015 was $8,075 and $47,690, respectively. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the six months ended October 31, 2016 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the decline in the Canadian dollar against the U.S. dollar over the six months ended October 31, 2016, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the six months ended October 31, 2015. For the six months ended October 31, 2016 as compared to six months ended October 31, 2015, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $67,000.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at October 31, 2016 and April 30, 2016 and for the three and six months ended October 31, 2016 and 2015 has been derived from the consolidated unaudited financial statements and accompanying notes for the six months ended October 31, 2016 and 2015 and the audited consolidated financial statements for the fiscal year ended April 30, 2016. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	October 31, 2016	April 30, 2016
Cash and cash equivalents	$1,919,765	$2,159,738
Current assets	$5,019,671	$5,553,661
Current liabilities	$4,070,314	$3,815,705
Total liabilities	$4,109,161	$3,861,647
Total assets	$11,990,718	$12,966,131

Selected Consolidated Statements of Operations Data

	Three Months Ended October 31,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,751,113	100%		$3,029,339	100%

Operating expenses	$3,487,210	127%		$3,417,573	113%
Loss from operations	($736,097)	(27%	)	($388,234)	(13%	)
Interest and other income, net	$173	−%		$1,018	−%
Fair value adjustment on derivative instrument	−	−%		($8,075)	−%
Foreign exchange gain (loss)	$171,904	6%		$61,835	2%
Net loss	($564,020)	(21%	)	($333,456)	(11%	)

Net loss per share
-Basic and diluted	($0.12)			($0.08)

Weighted average common shares outstanding
-Basic and diluted	4,554,226			4,425,343

Selected Consolidated Statements of Operations Data

	Six Months Ended October 31,
	2016			2015
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$5,777,107	100%		$5,386,585	100%

Operating expenses	$7,086,327	123%		$7,311,356	136%
Loss from operations	($1,309,220)	(23%	)	($1,924,771)	(36%	)
Interest and other income, net	$186	−%		$689	−%
Fair value adjustment on derivative instrument	−	−%		($47,690)	(1%	)
Foreign exchange gain (loss)	$381,103	7%		$527,211	10%
Net loss	($927,931)	(16%	)	($1,444,561)	(27%	)

Net loss per share
-Basic and diluted	($0.20)			($0.33)

Weighted average common shares outstanding
-Basic and diluted	4,552,371			4,331,017

Revenue

	Three Months Ended October 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,242,860	45%	$1,753,129	58%	($510,269)	(29%	)
Subscription, support and maintenance	$957,891	35%	$875,901	29%	$81,990	9%
Professional services and other	$550,362	20%	$400,309	13%	$150,053	37%
Total revenue	$2,751,113	100%	$3,029,339	100%	($278,226)	(9%	)

Revenue by Region
North America	$1,526,525	55%	$2,060,754	68%	($534,229)	(26%	)
International	$1,224,588	45%	$968,585	32%	$256,003	26%
Total revenue	$2,751,113	100%	$3,029,339	100%	($278,226)	(9%	)

For the three months ended October 31, 2016, we generated $2,751,113 in revenue compared to $3,029,339 for the three months ended October 31, 2015, representing a decrease of $278,226 or 9%.

Software revenue decreased by $510,269 or 29% to $1,242,860 for the three months ended October 31, 2016 compared to $1,753,129 for the three months ended October 31, 2015. The decrease in software revenue was a result of decreases in sales to channel partners and enterprises and service providers.

Subscription, support and maintenance revenue increased by $81,990 or 9% to $957,891 for the three months ended October 31, 2016 compared to $875,901 for the three months ended October 31, 2015. The increase in subscription, support and maintenance revenue was primarily a result of increases in sales to channel partners.

Professional services and other revenue increased by $150,053 or 37% to $550,362 for the three months ended October 31, 2016 compared to $400,309 for the three months ended October 31, 2015. The increase in professional services and other revenue was a result of increases in sales to service providers and enterprises.

North American revenue decreased by $534,229 or 26% to $1,526,525 for the three months ended October 31, 2016 compared to $2,060,754 for the three months ended October 31, 2015, as a result of lower sales of software to enterprises, channel partners, and service providers. International revenue outside of North America increased by $256,003 or 26% to $1,224,588 for the three months ended October 31, 2016 compared to $968,585 the three months ended October 31, 2015, as a result of higher sales to international enterprises and service providers.

	Six Months Ended October 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,898,863	50%	$2,953,978	55%	($55,115)	(2%	)
Subscription, support and maintenance	$1,913,187	33%	$1,714,039	32%	$199,148	12%
Professional services and other	$965,057	17%	$718,568	13%	$246,489	34%
Total revenue	$5,777,107	100%	$5,386,585	100%	$390,522	7%

	Six Months Ended October 31,
	2016		2015		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
North America	$3,435,387	59%	$3,565,961	66%	($130,574)	(4%	)
International	$2,341,720	41%	$1,820,624	34%	$521,096	29%
Total revenue	$5,777,107	100%	$5,386,585	100%	$390,522	7%

For the six months ended October 31, 2016, we generated $5,777,107 in revenue compared to $5,386,585 for the six months ended October 31, 2015, representing an increase of $390,522 or 7%.

Software revenue decreased by $55,115 or 2% to $2,898,863 for the six months ended October 31, 2016 compared to $2,953,978 for the six months ended October 31, 2015. The decrease in software revenue was a result of decreases in sales to channel partners and enterprises partially offset by an increase in sales to service providers.

Subscription, support and maintenance revenue increased by $199,148 or 12% to $1,913,187 for the six months ended October 31, 2016 compared to $1,714,039 for the six months ended October 31, 2015. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners and service providers.

Professional services and other revenue increased by $246,489 or 34% to $965,057 for the six months ended October 31, 2016 compared to $718,568 for the six months ended October 31, 2015. The increase in professional services and other revenue was a result of increases in sales to service providers and enterprises.

North American revenue decreased by $130,574 or 4% to $3,435,387 for the six months ended October 31, 2016 compared to $3,565,961 for the six months ended October 31, 2015, as a result of lower sales of software to enterprises and service providers partially offset by increases in sales of service to enterprises and service providers. International revenue outside of North America increased by $521,096 or 29% to $2,341,720 for the six months ended October 31, 2016 compared to $1,820,624 for the six months ended October 31, 2015, as a result of higher sales to international service providers and enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the three and six months ended October 31, 2016 and 2015 were as follows:

	October 31, 2016		October 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$476,547	17%	$495,633	16%	($19,086)	(4%	)
Six months ended	$973,663	17%	$977,565	18%	($3,902)	−%

Cost of sales was $476,547 for the three months ended October 31, 2016 compared to $495,633 for the three months ended October 31, 2015. The decrease of $19,086 was primarily attributable to a decrease in licenses and permits of approximately $47,100 which was offset by an increase in wages, benefits and consulting fees of approximately $15,900, and a net increase in other expenses of approximately $12,000.

Cost of sales was $973,663 for the six months ended October 31, 2016 compared to $977,565 for the six months ended October 31, 2015. The slight decrease of $3,902 was primarily attributable to a decrease in licenses and permits of approximately $51,900. This decrease in cost of sales was offset by an increase in dues and subscriptions of approximately $22,600, an increase in wages, benefits and consulting fees of approximately $15,700, and a net increase in other expenses of approximately $9,600.

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2016 and 2015 were as follows:

	October 31, 2016		October 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$988,540	36%	$1,034,349	34%	($45,809)	(4%	)
Six months ended	$1,950,409	34%	$2,221,382	41%	($270,973)	(12%	)

Sales and marketing expenses were $988,540 for the three months ended October 31, 2016 compared to $1,034,349 for the three months ended October 31, 2015. The decrease of $45,809 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $61,600 which was offset by a net increase in other expenses of approximately $15,800.

Sales and marketing expenses were $1,950,409 for the six months ended October 31, 2016 compared to $2,221,382 for the six months ended October 31, 2015. The decrease of $270,973 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $245,900, and a decrease in travel expenses of approximately $37,300. The decrease in sales and marketing expenses was offset by a net increase in other expenses of approximately $12,200.

Research and Development

Research and development expenses for the three and six months ended October 31, 2016 and 2015 were as follows:

	October 31, 2016		October 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,150,515	42%	$1,116,456	37%	$34,059	3%
Six months ended	$2,309,176	40%	$2,400,646	45%	($91,470)	(4%	)

Research and development expenses were $1,150,515 for the three months ended October 31, 2016 compared to $1,116,456 for the three months ended October 31, 2015. The increase of $34,059 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $45,700 which was offset by a net decrease in other expenses of approximately $11,700.

Research and development expenses were $2,309,176 for the six months ended October 31, 2016 compared to $2,400,646 for the six months ended October 31, 2015. The decrease of $91,470 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $69,100, and a net decrease in other expenses of approximately $22,400.

General and Administrative

General and administrative expenses for the three and six months ended October 31, 2016 and 2015 were as follows:

	October 31, 2016		October 31, 2015		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$871,608	32%	$771,135	25%	$100,473	13%
Six months ended	$1,853,079	32%	$1,711,763	32%	$141,316	8%

General and administrative expenses were $871,608 for the three months ended October 31, 2016 compared to $771,135 for the three months ended October 31, 2015. The increase of $100,473 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $69,800, and an increase in audit, legal and other professional expenses of approximately $33,900. This increase in general and administrative expenses were offset by a decrease in other expenses of approximately $3,300.

General and administrative expenses were $1,853,079 for the six months ended October 31, 2016 compared to $1,711,763 for the six months ended October 31, 2015. The increase of $141,316 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $135,200, an increase in audit, legal and other professional expenses of approximately $67,700, a net increase in other expenses of approximately $21,400, and an increase in wages, benefits and consulting fees of approximately $18,000. The increase in general and administrative expense was offset by a decrease in amortization expense of approximately $68,000, and a decrease in investor relations expenses of approximately $33,000.

Interest and Other Income

Interest income for the three and six months ended October 31, 2016 was $173 and $186, respectively compared to $1,472 and $2,774, respectively, for the three and six months ended October 31, 2015. Interest expense for the three and six months ended October 31, 2016 was $nil for both periods, compared to $454 and $2,085, respectively, for the three and six months ended October 31, 2015.

Foreign exchange gain (loss) for the three and six months ended October 31, 2016 was $171,904 and $381,103, respectively, compared to $61,835 and $527,211, respectively, for the three and six months ended October 31, 2015. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Fair value adjustment on derivative instruments for the three and six months ended October 31, 2016 resulted in a non-cash loss of $nil for both periods, compared $8,075 and $47,690, respectively, for the three and six months ended October 31, 2015.

Liquidity and Capital Resources

As of October 31, 2016, we had $1,919,765 in cash and cash equivalents compared to $2,159,738 as of April 30, 2016, representing a decrease of $239,973. Our working capital was $949,357 at October 31, 2016 compared to $1,737,956 at April 30, 2016, representing a decrease of $788,599. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

Our company has $1,374,698 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $149,966 for the six months ended October 31, 2016. This compares to a net cash outflow of $1,159,180 for the same period last year representing a decrease of $1,009,214 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2016 was primarily a result of a net loss of $927,931 and a non-cash foreign exchange gain of $437,795. The net cash outflow was offset by stock based compensation of $551,190, unearned revenue of $319,980 and accounts receivable of $219,239.

Investing Activities

Investing activities resulted in a net cash outflow of $61,540, for the six months ended October 31, 2016 primarily for purchases of computer equipment and intangible assets. This compares with a net cash outflow from investing activities of $9,177 for the same period last year primarily for purchases of computer equipment. At October 31, 2016, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $7,870 for the six months ended October 31, 2016 compared to a net cash inflow of $1,480,456 for the six months ended October 31, 2015. The net cash inflow for the six months ended October 31, 2015 was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit raising $1,465,000.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through January 31, 2018.

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

We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Some of our products and services are sold on a subscription basis that are generally month-to-month or one year in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of licenses or for the same duration of time, if at all. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.

If we are not able to manage our operating expenses, then our financial condition may be adversely affected.

Operating expenses of $3,487,210 exceeded revenue of $2,751,113 for the three months ended October 31, 2016. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended October 31, 2016 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended October 31, 2016 (2015 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 4,553,548 shares of common stock that were issued and outstanding as of October 31, 2016, our directors owned approximately 30% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at October 31, 2016, then we would be required to issue an additional 688,969 shares of our common stock, which would represent approximately 15% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 1, 2016 to August 31, 2016	500(1)	$2.80	500	272,164
September 1, 2016 to September 30, 2016	700(1)	$2.75	700	271,464
October 1, 2016 to October 31, 2016	500(1)	$2.76	500	270,964
Total	1,700	$2.77(2)	1,700	270,964

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2016, which commenced on March 19, 2016 and expiring on March 18, 2017 to purchase up to 273,864 shares of our common stock.

(2)	Weighted average price.

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

Item 4. Mine Safety Disclosures.

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

Date: December 14, 2016

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: December 14, 2016