Form 10-Q
period 2017-01-31
COUNTERPATH CORP
filed 2017-03-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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
Yes [   ]        No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,005,645 shares of common stock issued and outstanding as of March 6, 2017.

COUNTERPATH CORPORATION
JANUARY 31, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2017 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	April 30,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,521,698	$2,159,738
Accounts receivable (net of allowance for doubtful accounts of $417,167 and $547,173, respectively)	2,815,232	3,209,279
Prepaid expenses and deposits	154,398	184,644
Total current assets	5,491,328	5,553,661

Deposits	94,816	93,868
Equipment	135,961	142,563
Goodwill – Note 2(e)	6,719,855	7,001,228
Other assets	197,326	174,811
Total Assets	$12,639,286	$12,966,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,873,233	$1,943,108
Accrued warranty	58,626	61,356
Customer deposits	21,499	2,384
Unearned revenue	2,083,171	1,808,857
Total current liabilities	4,036,529	3,815,705

Deferred lease inducements	26,503	35,379
Unrecognized tax benefit	10,563	10,563
Total liabilities	4,073,595	3,861,647

Stockholders’ equity – Note 5:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2017 – nil; April 30, 2016 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 10,000,000 Issued and outstanding: January 31, 2017 – 5,006,545; April 30, 2016 – 4,542,348	5,007	4,542
Treasury stock	–	–
Additional paid-in capital	71,669,964	70,065,082
Accumulated deficit	(59,632,571)	(58,022,500)
Accumulated other comprehensive loss – currency translation adjustment	(3,476,709)	(2,942,640)
Total stockholders’ equity	8,565,691	9,104,484
Liabilities and Stockholders’ Equity	$12,639,286	$12,966,131

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Revenue – Note 6:
Software	$1,324,203	$1,305,756	$4,223,066	$4,259,734
Subscription, support and maintenance	1,031,162	886,343	2,944,349	2,600,382
Professional services and other	199,994	462,287	1,165,051	1,180,855
Total revenue	2,555,359	2,654,386	8,332,466	8,040,971
Operating expenses:
Cost of sales (includes depreciation of $4,975 (2016 – $5,419))	360,722	464,102	1,334,385	1,441,667
Sales and marketing	819,958	955,801	2,770,367	3,177,183
Research and development	1,215,783	1,119,046	3,524,959	3,519,692
General and administrative	678,243	708,062	2,531,322	2,419,825
Total operating expenses	3,074,706	3,247,011	10,161,033	10,558,367
Loss from operations	(519,347)	(592,625)	(1,828,567)	(2,517,396)
Interest and other income (expense), net:
Interest and other income	36	1,323	222	4,097
Interest expense	–	(168)	–	(2,253)
Fair value adjustment on derivative instruments – Note 4	–	–	–	(47,690)
Foreign exchange (loss)/gain	(162,829)	343,349	218,274	870,560
Net loss for the period	$(682,140)	$(248,121)	$(1,610,071)	$(1,692,682)

Net loss per share:
Basic and diluted – Note 9	$(0.14)	$(0.05)	$(0.35)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted – Note 9	4,789,675	4,538,373	4,631,472	4,400,136

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net loss for the period	$(682,140)	$(248,121)	$(1,610,071)	$(1,692,682)
Other comprehensive loss:
Foreign currency translation adjustments	318,210	(841,785)	(534,069)	(1,991,213)
Comprehensive loss	$(363,930)	$(1,089,906)	$(2,144,140)	$(3,683,895)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(1,610,071)	$(1,692,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,918	160,830
Stock-based compensation	701,515	746,782
Issuance of common stock for services	13,963	–
Foreign exchange gain	(267,383)	(968,405)
Changes in assets and liabilities:
Accounts receivable	394,047	256,024
Prepaid expenses and deposits	31,366	7,491
Other assets	–	(12,454)
Accounts payable and accrued liabilities	(33,730)	(104,666)
Unearned revenue	274,314	(6,127)
Deferred lease inducements	(7,419)	(7,436)
Accrued warranty	(2,730)	(10,429)
Customer deposits	14,721	16,710
Net cash provided by (used in) operating activities	(405,489)	(1,614,362)

Cash flows from investing activities:
Purchase of equipment	(81,678)	(14,228)
Purchase of other assets	(24,600)	–
Net cash used in investing activities	(106,278)	(14,228)

Cash flows from financing activities:
Common stock issued	898,693	1,520,571
Common stock repurchased	(8,824)	(44,332)
Net cash provided by (used in) financing activities	889,869	1,476,239

Foreign exchange effect on cash	(16,142)	(93,543)

Net increase (decrease) in cash	361,960	(245,894)

Cash, beginning of the period	2,159,738	2,852,422
Cash, end of the period	$2,521,698	$2,606,528

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$–	$2,253
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2017
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2016	4,542,348	$4,542	(400)	$–	$70,065,082	$(58,022,500)	$(2,942,640)	$9,104,484

Shares issued:
Private placement, net of share issuance costs – Note 5	454,097	454	–	–	898,239	–	–	898,693
Share repurchase plan	–	–	(3,300)	(3)	(7,139)	–	–	(7,142)
Cancellation of shares — Note 5	(3,400)	(3)	3,400	3	(1,682)	–	–	(1,682)
Stock-based compensation – Note 5	–	–	–	–	701,515	–	–	701,515
Issuance of common stock for services – Note 5	13,500	14	–	–	13,949	–	–	13,963
Net loss for the period	–	–	–	–	–	(1,610,071)	–	(1,610,071)
Foreign currency translation adjustment	–	–	–	–	–	–	(534,069)	(534,069)

Balance, January 31, 2017 (unaudited)	5,006,545	$5,007	(300)	$–	$71,669,964	$(59,632,571)	$(3,476,709)	$8,565,691

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. In the current period, service revenue was separated into two categories, subscription, support and maintenance, and professional and other services revenue. The comparative period has been adjusted to conform to the current period’s presentation (Note 2(g)).

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
January 31, 2017
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

Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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
January 31, 2017
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
January 31, 2017
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine months ended January 31, 2017.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2017 was $5,126,812 (CDN$6,704,947) (April 30, 2016 - $5,341,481) in respect of NewHeights and $1,593,044 (CDN$2,083,414) (April 30, 2016 - $1,659,747) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2017 and 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2017	2016
Balance of allowance for doubtful accounts, beginning of period/year	$547,173	$294,719
Bad debt provision	269,994	612,769
Write-off of receivables	(400,000)	(360,315)
Balance of allowance for doubtful accounts, end of period/year	$417,167	$547,173

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

Subscription, support and maintenance revenue is generated from recurring fees purchased through the Company’s cloud based offerings, where the customer has no right to take possession of the underlying software at any time and is recognized ratably as the service is delivered.

Professional and other services includes software customization, implementation, training, and dedicated engineering which are recognized as the related service has been performed.

h)	Earnings Per Share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the nine months ended January 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 867,309 and 847,824, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 3	Related Party Transactions

During the three and nine months ended January 31, 2017, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $19,750 and $59,250 (2016 - $18,476 and $55,427) to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,671 and $23,013 (2016 - $nil and $nil) for the three and nine months ended January 31, 2017.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company.

On December 15, 2016, the Company issued an aggregate of 454,097 shares of common stock under a non-brokered private placement (“Private Placement”) at a price of $2.05 per share for total gross proceeds of $930,899 less issuance costs of $32,207. In connection with the Private Placement, KRP, a company controlled by the Chairman of the Company, purchased 198,000 shares and a director and chief executive officer of the Company purchased 12,195 shares.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and nine months ended January 31, 2017 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and nine months ended January 31, 2017 and 2016, the Company did not enter into any cash flow hedges.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and nine months ended January 31, 2017, the Company had not entered into any foreign currency forward contracts. On June 7, 2015, the Company entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. A loss of $nil and $nil (2016 - $nil and $47,690) was recognized during the three and nine month period ended January 31, 2017 and 2016 respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2017 and April 30, 2016.

	Carrying		Fair Value
As at January 31, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,521,698	$2,521,698	1	N/A

	Carrying		Fair Value
As at April 30, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,159,738	$2,159,738	1	N/A

Forward contracts		January 31,		April 30,
		2017		2016
Opening balance at the beginning of the period/year	$	−	$	−
Fair value of forward contract, at issuance		−		−
Change in fair value of forward contracts since issuance		−		(47,690)
Fair value of forward contracts settled during the period/year		−		47,690
Fair value of forward contracts at end of period/year	$	−	$	−

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 5	Common Stock

Private Placement

On December 15, 2016, the Company issued an aggregate of 454,097 shares of common stock under a non-brokered private placement at a price of $2.05 per share for total gross proceeds of $930,899 less issuance costs of $32,206.

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

On September 12, 2016, the decrease in the exercise price of certain outstanding stock options to $2.50 was authorized by the Company’s stock holders. Accordingly the exercise price of 319,822 stock options with exercise prices ranging from $4.50 to $29.00 was decreased to $2.50. The fair value of the options immediately prior to the modification was compared to the fair value of the modified options. Stock based compensation of $128,624 was recognized on the modification of the vested options.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. Assumptions used to determine the fair value of the modified options were a volatility of 88.55%, dividend yield of 0%, a risk free rate of 1.23% and an expected life dependent on the remaining life of the specific stock options based on an expected life of 3.7 years at grant date. The Company applied an estimated forfeiture rate of 15% for the nine months ended January 31, 2017 and 2016 in determining the expense recorded in the accompanying consolidated statement of operations.

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
January 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The weighted-average fair value of options granted during the three and nine months ended January 31, 2017 was $2.03 and $2.36, respectively (2016 - $2.41 and $3.72). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Risk-free interest rate	2.10%	1.66%	1.20%	1.66%
Expected volatility	95.17%	94.77%	95.19%	92.48%
Expected term	3.7 years	3.7 years	3.7 years	3.7 years
Dividend yield	0%	0%	0%	0%

The following is a summary of the status of the Company’s stock options as of January 31, 2017 and the stock option activity during the nine months ended January 31, 2017:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2016	410,730	$12.99
Granted	100,000	$2.36
Forfeited/Cancelled	(45,773)	$4.28
Expired	(89,540)	$18.12
Outstanding at January 31, 2017	375,417	$2.46

Exercisable at January 31, 2017	201,989	$2.49
Exercisable at April 30, 2016	236,795	$16.77

The following table summarizes stock options outstanding as of January 31, 2017:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	$6,000	December 15, 2021	–	$–
$2.40	60,000	13,800	July 15, 2021	7,500	1,725
$2.41	52,135	11,470	December 14, 2020	14,200	3,124
$2.50	253,282	32,927	July 19, 2017 to July 17, 2020	180,289	23,438
January 31, 2017	375,417	$64,197		201,989	$28,287
April 30, 2016	410,730	$–		236,795	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.63 per share as of January 31, 2017 (April 30, 2016 – $2.12), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2017 was 201,989 (April 30, 2016 – nil). The total intrinsic value of options exercised during the nine months ended January 31, 2017 was $nil (January 31, 2016 – $nil). The grant date fair value of options vested during the three and nine months ended January 31, 2017 was $108,194 and $324,422, respectively (January 31, 2016 - $155,756 and $463,724).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of January 31, 2017:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2016	173,935	$4.15
Granted	100,000	$2.36
Vested	(64,948)	$5.00
Forfeited/Cancelled	(35,559)	$1.66
Non-vested options at January 31, 2017	173,428	$3.43

As of January 31, 2017, there was $506,742 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Cost of sales	$23,388	$18,536	$77,441	$49,815
Sales and marketing	27,906	63,316	147,324	198,677
Research and development	24,563	23,211	82,081	60,845
General and administrative	41,961	40,304	130,747	153,309
Total stock-option based compensation	$117,818	$145,367	$437,593	$462,646

Warrants

The following table summarizes warrants outstanding and exercisable as of January 31, 2017:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2016	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Warrants at January 31, 2017	146,500	$7.50	September 4, 2017

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2017, the Company matched $26,461 (2016 - $30,617) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2017, 35,103 shares (2016 – 9,622) were purchased on the open market and no shares (2016 – 14,618 shares) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of January 31, 2017, a total of 86,203 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 19, 2016 and expiring March 18, 2017, the Company is authorized to purchase 273,864 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period from March 19, 2015 to March 18, 2016, the Company repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for a total of $43,168 and during the period March 19, 2016 to January 31, 2017, the Company repurchased 3,700 common shares at an average price of $2.16 (CDN$2.83) for a total of $7,992. As of January 31, 2017, a total of 79,088 shares have been cancelled and the remaining 300 repurchased shares are in the process of being cancelled since the NCIB was initiated.

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

On September 12, 2016, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 400,000 shares to 500,000 shares. During the nine months ended January 31, 2017, 90,453 (2016 — 55,034) DSUs were issued under the DSUP, of which 24,228 were granted to officers or employees and 66,225 were granted to non-employee directors. As of January 31, 2017, a total of 130,595 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2017, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2016	254,939	$9.79
Granted	90,453	$2.40
DSUs outstanding at January 31, 2017	345,392	$7.85

The following table summarizes information regarding the non-vested DSUs outstanding as of January 31, 2017:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2016	38,522	$8.15
Granted	90,453	$2.40
Vested	(82,758)	$3.86
Non-vested DSUs at January 31, 2017	46,217	$4.58

As of January 31, 2017, there was $142,688 (2016 – $229,365) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.54 years (2016 – 1.80 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Sales and marketing	$–	$–	$–	$–
Research and development	–	–	–	1,633
General and administrative	32,507	39,842	263,922	282,503
Total DSU based compensation	$32,507	$39,842	$263,922	$284,136

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
North America	$1,469,552	$1,596,861	$4,904,939	$5,162,822
EMEA	704,788	783,488	2,394,724	1,894,315
Asia Pacific	172,140	167,361	642,262	497,192
Latin America	208,879	106,676	390,541	486,642
	$2,555,359	$2,654,386	$8,332,466	$8,040,971

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2017	April 30, 2016
Canada	$7,007,361	$7,279,019
United States	45,781	39,583
	$7,053,142	$7,318,602

Revenue from significant customers for the three and nine months ended January 31, 2017 and 2016 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Customer A	10%	13%	8%	5%

Accounts receivable balance for Customer A was $743,600 as at January 31, 2017 (April 30, 2016 - $396,800).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2017	$19,750	$136,961	$156,711
2018	79,000	527,302	606,302
2019	79,000	529,724	608,724
2020	−	251,815	251,815
2021	−	4,394	4,394
	$177,750	$1,450,196	$1,627,946

Note 8	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net loss	$(682,140)	$(248,121)	$(1,610,071)	$(1,692,682)
Weighted average common shares outstanding – basic and diluted	4,789,675	4,538,373	4,631,472	4,400,136
Basic and diluted EPS	$(0.14)	$(0.05)	$(0.35)	$(0.38)

As at January 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 867,309 and 847,824, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

Revenue

Our total revenue consists of the following:

  Software

  We generate software revenue primarily on a single fee per perpetual software license basis. We recognize software revenue at the time of delivery, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized. The number of software licenses purchased has a direct impact on the average selling price. Our software revenue may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering practices.

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

  Support and maintenance services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

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

Operating results for the three and nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the nine months ended January 31, 2017 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2017, we recorded an expense of $701,515 in connection with share-based payment awards. A future expense of non-vested options of $506,742 is expected to be recognized over a weighted-average period of 1.97 years. A future expense of non-vested deferred share units of $142,688 is expected to be recognized over a weighted-average period of 1.54 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2016, did not result in an impairment charge, nor did we record any goodwill impairment for the three and nine months ended January 31, 2017.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at January 31, 2017, our company had no foreign currency forward contracts outstanding. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015. The fair value marked to market loss of forward contracts for that foreign currency contract for the three and nine months ended January 31, 2016 was $nil and $47,690, respectively. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the nine months ended January 31, 2017 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the nine months ended January 31, 2017, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the nine months ended January 31, 2016 of approximately $13,000. But due to the strengthening Canadian dollar during the three months ended January 31, 2017 compared to the three months ended January 31, 2016 we recorded a loss of approximately $54,100.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at January 31, 2017 and April 30, 2016 and for the three and nine months ended January 31, 2017 and 2016 has been derived from the consolidated unaudited financial statements and accompanying notes for the nine months ended January 31, 2017 and 2016 and the audited consolidated financial statements for the fiscal year ended April 30, 2016. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	January 31, 2017	April 30, 2016
Cash and cash equivalents	$2,521,698	$2,159,738
Current assets	$5,491,328	$5,553,661
Current liabilities	$4,036,529	$3,815,705
Total liabilities	$4,073,595	$3,861,647
Total assets	$12,639,286	$12,966,131

Selected Consolidated Statements of Operations Data

	Three Months Ended January 31,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,555,359	100%		$2,654,386	100%

Operating expenses	$3,074,706	120%		$3,247,011	122%
Loss from operations	($519,347)	(20%	)	($592,625)	(22%	)
Interest and other income, net	$36	−%		$1,155	−%
Fair value adjustment on derivative instrument	−	−%		−	−%
Foreign exchange gain (loss)	($162,829)	(6%	)	$343,349	13%
Net loss	($682,140)	(27%	)	($248,121)	(9%	)

Net loss per share
-Basic and diluted	($0.14)			($0.05)

Weighted average common shares outstanding
-Basic and diluted	4,789,675			4,538,373

Selected Consolidated Statements of Operations Data

	Nine Months Ended January 31,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$8,332,466	100%		$8,040,971	100%

Operating expenses	$10,161,033	122%		$10,558,367	131%
Loss from operations	($1,828,567)	(22%	)	($2,517,396)	(31%	)
Interest and other income, net	$222	−%		$1,844	−%
Fair value adjustment on derivative instrument	−	−%		($47,690)	(1%	)
Foreign exchange gain (loss)	$218,274	3%		$870,560	11%
Net loss	($1,610,071)	(19%	)	($1,692,682)	(21%	)

Net loss per share
-Basic and diluted	($0.35)			($0.38)

Weighted average common shares outstanding
-Basic and diluted	4,631,472			4,400,136

Revenue

	Three Months Ended January 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,324,203	52%	$1,305,756	49%	$18,447	1%
Subscription, support
and maintenance	$1,031,162	40%	$886,343	34%	$144,819	16%
Professional services
and other	$199,994	8%	$462,287	17%	($262,293)	(57%	)
Total revenue	$2,555,359	100%	$2,654,386	100%	($99,027)	(4%	)

Revenue by Region
North America	$1,469,552	58%	$1,596,861	60%	($127,309)	(8%	)
International	$1,085,807	42%	$1,057,525	40%	$28,282	3%
Total revenue	$2,555,359	100%	$2,654,386	100%	($99,027)	(4%	)

For the three months ended January 31, 2017, we generated $2,555,359 in revenue compared to $2,654,386 for the three months ended January 31, 2016, representing a decrease of $99,027 or 4%.

Software revenue increased by $18,447 or 1% to $1,324,203 for the three months ended January 31, 2017 compared to $1,305,756 for the three months ended January 31, 2016. The increase in software revenue was a result of increases in sales to channel partners and service providers.

Subscription, support and maintenance revenue increased by $144,819 or 16% to $1,031,162 for the three months ended January 31, 2017 compared to $886,343 for the three months ended January 31, 2016. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners and enterprises.

Professional services and other revenue decreased by $262,293 or 57% to $199,994 for the three months ended January 31, 2017 compared to $462,287 for the three months ended January 31, 2016. The decrease in professional services and other revenue was a result of decreases in sales to channel partners and service providers.

North American revenue decreased by $127,309 or 8% to $1,469,552 for the three months ended January 31, 2017 compared to $1,596,861 for the three months ended January 31, 2016, as a result of lower sales of service to service providers and channel partners. International revenue outside of North America increased by $28,282 or 3% to $1,085,807 for the three months ended January 31, 2017 compared to $1,057,525 for the three months ended January 31, 2016, as a result of higher sales of service to international channel partners, service providers, and enterprises, partially offset by lower sales to European service providers.

	Nine Months Ended January 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,223,066	51%	$4,259,734	53%	($36,668)	(1%	)
Subscription, support and maintenance	$2,944,349	35%	$2,600,382	32%	$343,967	13%
Professional services and other	$1,165,051	14%	$1,180,855	15%	($15,804)	(1%	)
Total revenue	$8,332,466	100%	$8,040,971	100%	$291,495	4%

	Nine Months Ended January 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
North America	$4,904,939	59%	$5,162,822	64%	($257,883)	(5%	)
International	$3,427,527	41%	$2,878,149	36%	$549,378	19%
Total revenue	$8,332,466	100%	$8,040,971	100%	$291,495	4%

For the nine months ended January 31, 2017, we generated $8,332,466 in revenue compared to $8,040,971 for the nine months ended January 31, 2016, representing an increase of $291,495 or 4%.

Software revenue decreased by $36,668 or 1% to $4,223,066 for the nine months ended January 31, 2017 compared to $4,259,734 for the nine months ended January 31, 2016. The decrease in software revenue was a result of decreases in sales to channel partners and enterprises partially offset by an increase in sales to service providers.

Subscription, support and maintenance revenue increased by $343,967 or 13% to $2,944,349 for the nine months ended January 31, 2017 compared to $2,600,382 for the nine months ended January 31, 2016. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners, service providers, and enterprises.

Professional services and other revenue decreased by $15,804 or 1% to $1,165,051 for the nine months ended January 31, 2017 compared to $1,180,855 for the nine months ended January 31, 2016. The decrease in professional services and other revenue was a result of decreases in sales to channel partners, partially offset by increases in sales to enterprises and service providers.

North American revenue decreased by $257,883 or 5% to $4,904,939 for the nine months ended January 31, 2017 compared to $5,162,822 for the nine months ended January 31, 2016, as a result of lower sales of service to channel partners. International revenue outside of North America increased by $549,378 or 19% to $3,427,527 for the nine months ended January 31, 2017 compared to $2,878,149 for the nine months ended January 31, 2016, as a result of higher sales to international service providers and enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2017 and 2016 were as follows:

	January 31, 2017		January 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$360,722	14%	$464,102	17%	($103,380)	(22%	)
Nine months ended	$1,334,385	16%	$1,441,667	18%	($107,282)	(7%	)

Cost of sales was $360,722 for the three months ended January 31, 2017 compared to $464,102 for the three months ended January 31, 2016. The decrease of $103,380 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $120,100. This decrease in cost of sales was offset by a net increase in other expenses of approximately $16,700.

Cost of sales was $1,334,385 for the nine months ended January 31, 2017 compared to $1,441,667 for the nine months ended January 31, 2016. The slight decrease of $107,282 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $104,300, and a decrease in licenses and permits of approximately $54,900 and. This decrease in cost of sales was offset by a net increase in dues and subscriptions of approximately $39,200, and a net increase in other expenses of approximately $12,700.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended January 31, 2017 and 2016 were as follows:

	January 31, 2017		January 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$819,958	32%	$955,801	36%	($135,843)	(14%	)
Nine months ended	$2,770,367	33%	$3,177,183	40%	($406,816)	(13%	)

Sales and marketing expenses were $819,958 for the three months ended January 31, 2017 compared to $955,801 for the three months ended January 31, 2016. The decrease of $135,843 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $120,500 and a net decrease in other expenses of approximately $15,300.

Sales and marketing expenses were $2,770,367 for the nine months ended January 31, 2017 compared to $3,177,183 for the nine months ended January 31, 2016. The decrease of $406,816 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $366,400, and a decrease in travel expenses of approximately $67,500. The decrease in sales and marketing expenses was offset by a net increase in other expenses of approximately $27,100.

Research and Development

Research and development expenses for the three and nine months ended January 31, 2017 and 2016 were as follows:

	January 31, 2017		January 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,215,783	47%	$1,119,046	42%	$96,737	9%
Nine months ended	$3,524,959	42%	$3,519,692	44%	$5,267	−%

Research and development expenses were $1,215,783 for the three months ended January 31, 2017 compared to $1,119,046 for the three months ended January 31, 2016. The increase of $96,737 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $115,300 which was offset by a net decrease in other expenses of approximately $18,600.

Research and development expenses were $3,524,959 for the nine months ended January 31, 2017 compared to $3,519,692 for the nine months ended January 31, 2016. The increase of $5,267 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $46,200. This increase in research and development was offset by a net decrease in other expenses of approximately $26,000, and a decrease in telephone expenses of approximately $14,900.

General and Administrative

General and administrative expenses for the three and nine months ended January 31, 2017 and 2016 were as follows:

	January 31, 2017		January 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$678,243	27%	$708,062	27%	($29,819)	(4%	)
Nine months ended	$2,531,322	30%	$2,419,825	30%	$111,497	5%

General and administrative expenses were $678,243 for the three months ended January 31, 2017 compared to $708,062 for the three months ended January 31, 2016. The decrease of $29,819 in general and administrative expenses was primarily attributable to a decrease in wages, benefits and consulting fess of approximately $20,700, a decrease in investor relations expenses of approximately $12,900, and a decrease in a net decrease in other expenses of approximately $11,400. This decrease in general and administrative expenses were partially offset by an increase in audit, legal and other professional expenses of approximately $15,100.

General and administrative expenses were $2,531,322 for the nine months ended January 31, 2017 compared to $2,419,825 for the nine months ended January 31, 2016. The increase of $111,497 in general and administrative expenses was primarily attributable to an increase in bad debts reserve of approximately $132,700, an increase in audit, legal and other professional expenses of approximately $82,700, and a net increase in other expenses of approximately $28,200. The increase in general and administrative expense was offset by a decrease in amortization expense of approximately $74,500, a decrease in investor relations expenses of approximately $45,900, and a decrease in wages, benefits and consulting fees approximately $11,700.

Interest and Other Income

Interest income for the three and nine months ended January 31, 2017 was $36 and $222, respectively compared to $1,323 and $4,097, respectively, for the three and nine months ended January 31, 2016. Interest expense for the three and nine months ended January 31, 2017 was $nil for both periods, compared to $168 and $2,253, respectively, for the three and nine months ended January 31, 2016.

Foreign exchange gain (loss) for the three and nine months ended January 31, 2017 was ($162,829) and $218,274, respectively, compared to $343,349 and $870,560, respectively, for the three and nine months ended January 31, 2016. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Fair value adjustment on derivative instruments for the three and nine months ended January 31, 2017 resulted in a non-cash loss of $nil for both periods, compared $nil and $47,690, respectively, for the three and nine months ended January 31, 2016.

Liquidity and Capital Resources

As of January 31, 2017, we had $2,521,698 in cash and cash equivalents compared to $2,159,738 as of April 30, 2016, representing an increase of $361,960. Our working capital was $1,454,799 at January 31, 2017 compared to $1,737,956 at April 30, 2016, representing a decrease of $283,157. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

Our company has $1,657,962 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $405,489 for the nine months ended January 31, 2017. This compares to a net cash outflow of $1,614,362 for the same period last year representing a decrease of $1,208,873 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the nine months ended January 31, 2017 was primarily a result of a net loss of $1,610,071 and a non-cash foreign exchange gain of $267,383. The net cash outflow was offset by stock based compensation of $701,515, accounts receivable of $394,047 and unearned revenue of $274,314.

Investing Activities

Investing activities resulted in a net cash outflow of $106,278, for the nine months ended January 31, 2017 primarily for purchases of computer equipment and intangible assets. This compares with a net cash outflow from investing activities of $14,228 for the same period last year primarily for purchases of computer equipment. At January 31, 2017, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $889,869 for the nine months ended January 31, 2017 compared to a net cash inflow of $1,476,239 for the nine months ended January 31, 2016. The net cash inflow for the nine months ended January 31, 2017 was primarily a result of a non-brokered private placement under which we issued 454,097 shares of common stock at a price of $2.05 per share raising $930,899. The net cash inflow for the nine months ended January 31, 2016 was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit raising $1,465,000.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2017, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through April 30, 2018.

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

Operating expenses of $3,074,706 exceeded revenue of $2,555,359 for the three months ended January 31, 2017. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 31, 2017 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended January 31, 2017 (2016 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 5,006,545 shares of common stock that were issued and outstanding as of January 31, 2017, our directors owned approximately 31% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at January 31, 2017, then we would be required to issue an additional 647,663 shares of our common stock, which would represent approximately 15% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November 1, 2016 to November 30, 2016	100(1)	$2.59	100	270,864
December 1, 2016 to December 31, 2016	400(1)	$2.71	400	270,464
January 1, 2017 to January 31, 2017	300(1)	$3.27	300	270,164
Total	800	$2.91(2)	800	270,164

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2016, which commenced on March 19, 2016 and expiring on March 18, 2017 to purchase up to 273,864 shares of our common stock.

(2)	Weighted average price.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S- 8 filed on January 31, 2017).

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017).

4.3	Deferred Share Unit Plan (filed herewith).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

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

10.7

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016).

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

Date: March 13, 2017

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2017