Form 10-K
period 2017-04-30
COUNTERPATH CORP
filed 2017-07-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

(604) 320-3344
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

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

Approximately $5,410,324 based on a price of $1.98 per share, being the average of bid and ask prices on October 31, 2016 as quoted on NASDAQ.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,946,568 shares of common stock issued and outstanding as of July 7, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 12, 2017 are incorporated by reference into Part III of this annual report on Form 10-K.

COUNTERPATH CORPORATION
APRIL 30, 2017 ANNUAL REPORT ON FORM 10-K

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

  the interoperability of our products with service provider networks; and

  the quality of our products and services, including any undetected errors or bugs in our software;

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

PART I

Item 1.        Business.

Overview

            We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

            Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target business customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold at least $10,000 of software and services to more than 636 different customers in over 71 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers.

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

            Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.47 billion smartphones and 174.8 million tablets were shipped in 2016. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. IT departments are often challenged to provide users with the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX (Private Branch Exchange) functionality as if they were in the office and connected to the secure enterprise network, while our Bria Desktop softphones enable users to cost-effectively replace or augment their traditional desk phones. Our Stretto Platform simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones.

            Enterprises are also adapting to the new and increasingly complex environment by shifting away from purchasing stand-alone software applications and running them on in-house servers, to purchasing cloud-based services. This typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Stretto PlatformTM can be purchased as cloud based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to small, medium and large businesses. For small businesses, we launched a subscription service known in 2016 as Bria X, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria softphones per user; this solution is available exclusively through our on-line store. For the medium and larger businesses we offer Cloud Solutions which is sold through channel partners and our direct sales team under a subscription licensing agreement and includes our Bria Softphones and access to our Stretto Platform Provisioning Module. Cloud Solutions enables enterprises to quickly launch unified communications services using our solutions, without deploying additional server hardware in the datacenter.

            Telecommunication service providers, including cable, wireless and Voice over IP operators are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are “cutting the cord” and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV and Netflix are gaining significant traction, leading some subscribers to cancel their television service or down grade to less expensive bundles, placing additional pressure on top-line revenues at some service providers. Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and Viber. We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled “Operator OTT Services” with unique value added features that are difficult for third-parties to replicate. Our solutions enable service providers to provision single identity, one number services that increase a subscriber’s usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

Products

            Our solutions range from software products to cloud based services. Our software products include applications for smartphones, tablets and desktop computers, a Software Development Kit (SDK) for software developers seeking to add voice, video and messaging capabilities to their existing applications, and server-based software solutions for provisioning, managing and supporting softphones and for deploying advanced messaging and collaboration services. Many of these software products are also available to customers in the form of cloud based hosted services.

Softphones

            Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers’ networks. In addition to maintaining certification with leading SIP infrastructure vendors (such as Cisco, Avaya, BroadSoft and Genesys), our softphones are tightly integrated with solutions from Salesforce.com, Microsoft, Oracle, AirWatch (a VMware company), and Blackberry (formerly Good Technologies), to name a few. We have performed integration with leading USB headset and Bluetooth device vendors, including Plantronics, Jabra, Logitech and Sennheiser, to provide advanced levels of functionality when deployed in conjunction with CounterPath products.

•	Bria Desktop (Windows, Mac), Bria Tablet (iPad, Android) and Bria Mobile (iPhone, Android)

The Bria softphone suite enables consumers and business users to make VoIP audio and video calls, send Instant Messages and manage their presence, share their screen and collaborate with other users, all in an easy-to-use software application. The product suite works on desktop computers and laptops, smartphones and tablets (including Windows 2.1 tablet devices such as Microsoft Surface Pro), using various operating systems.

Using the latest technology and SIP standards, our softphone applications provide business users with carrier-grade communication solutions that can be tailored to meet the needs of any size organization. For larger customers, we offer the ability to customize our softphone application by allowing our customers to include their corporate logos and branding, as well as to select specific features to be included. We have developed our on-line Branding Portal to allow customers to efficiently customize their applications.

•	X-Lite

X-Lite is a standards-based VoIP softphone application that runs on desktop computers. X-Lite interoperates with enterprise and carrier infrastructure equipment from major vendors, but excludes some key functionality offered in our commercial products, such as the ability to: brand the product, support multiple languages, import contacts, centrally provision the softphone, utilize premium codecs, or support multiple accounts.

X-Lite is offered free of charge, is available for download on our website and may not be redistributed to third parties. We believe that offering X-Lite for free is an effective marketing tool for our company, as it allows potential customers to test and evaluate our software. We also believe offering X-Lite for free supports our business by encouraging companies that develop SIP compliant equipment, such as phones, video phones, network gateways, multipoint conference units and conference servers to test their equipment against our softphone. We believe this testing improves interoperability, facilitates our sales, and helps build positive brand recognition. The X-Lite graphical user interface supports advertising that could potentially be used to generate revenue in the future. While we advertise our commercial products on the X-Lite softphone user interface, we do not currently generate revenue from third-party advertising on X- Lite.

•	Software Development Kit (SDK)

Our SDK is targeted at developers that are seeking to build a unique communication application or incorporate advanced unified communications capabilities into their existing applications. For example, there is strong market demand within the healthcare vertical for adding unified communication capabilities to healthcare applications that were originally designed for managing prescriptions and tracking appointments for patients. We are targeting a number of industries, including the healthcare, finance and government verticals.

Our SDK delivers standard-compliant voice, video and messaging capabilities for desktop, tablet and mobile devices, and can be integrated into existing customer applications with a minimal amount of development effort. Our SDK can also be deployed with our Stretto Platform for customers seeking to leverage Stretto capabilities such as centralized provisioning or other advanced softphone metrics. Our SDK is used in our own softphone products, thereby delivering the benefit of our experience in deploying millions of SIP softphone clients. As an important differentiator, we provide customers with direct access to our engineering team, to ensure technical issues are quickly resolved.

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers; it is also a key component of our Bria X and Cloud Solutions products.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The Stretto Platform includes a number of modules that can be separately purchased by customers, including:

o

Provisioning: The Provisioning module enables the IT or operations staff of an organization to deploy, provision, and manage ongoing configuration upgrades to Bria softphones. The organization can control over 250 settings, including default codec selection, NAT traversal settings and keep-alive timer values as specified by IT or operations staff. This module is responsible for authenticating end users, and includes integration with the enterprise’s existing directory services using protocols such as LDAP and OAuth.

o

User Experience Metrics: The User Experience Metrics module enables the IT or operations staff of an organization to record and analyze critical analytics and Voice Quality Monitoring (VQM) data that summarizes service quality, device usage, feature usage, and device characteristics.

o	Help Desk Assistant: The Help Desk Assistant module enables the IT help-desk staff of an organization to directly access an end-user’s Bria application for trouble shooting.

o

Push Notification: The Push Notification module enables our Bria mobile applications to eliminate high battery drain during daily use, while ensuring that users never miss incoming calls or messages. The Push Notification module wakes our Bria softphone applications on the end user’s mobile device when an incoming call, message or voicemail is pushed from a network to the client. Push Notification is becoming increasingly important to our customers, as both Apple and Google become more aggressive in managing power consumption by applications.

o

Call Continuity: The Call Continuity module provides a seamless handover of active calls between the user’s various devices (e.g. a call started on a desktop client can be seamlessly moved to the user’s mobile device) and can also move calls between WiFi and cellular networks.

o

XMPP Messaging and Presence: The XMPP Messaging and Presence delivers standards- compliant secure messaging and presence services, including the ability to synchronize messages across all of the user’s devices.

Bria X and Cloud Solutions

CounterPath Bria X and Cloud Solutions products combine the Bria Stretto™ client suite for desktops, smartphone and tablets with our cloud-hosted Stretto Platform™. Bria X was launched in 2016 as a subscription service, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria Softphones per user; this solution is available exclusively through our on-line store. For medium and large businesses, we offer Cloud Solutions, which is sold through channel partners and our direct sales team.

Bria X is a solution targeted at small businesses allowing them to cost effectively extend the benefits of unified communications softphone technology to all employees, across all devices and networks with the aim of increasing the productivity and responsiveness of every employee. By simplifying the provisioning process, enterprise IT specialists can quickly and easily configure all employees via the cloud; users simply download our Bria X application to each of their devices, enter their credentials and within seconds, can start collaborating with fellow employees, partners and customers. Bria X delivers a suite of hosted collaboration services including Instant Messaging / Presence and Screen Sharing to broaden our value beyond traditional softphones. Bria X was the recent recipient of Corp America’s North American Excellence award for “Best Unified Communications Provider – North America & Unified Communications-as-a-Service (UCaaS) Product of the Year.”

Using our Cloud Solutions, enterprises, operators and telecommunication channel partners are able to leverage the Stretto Platform for procuring, distributing, provisioning and managing Bria Stretto clients from the cloud, as well as offering hosted messaging and collaboration solutions. The Stretto Platform provides customers with an easy-to-use system accessible through either the Stretto Admin web interface or an API. Most softphone settings, outside of some user preferences, are hidden; instead the softphone relies on our Provisioning Module to provision these settings remotely. This enables administrators to centrally manage all of their communications across all device platforms.

The softphone clients in our Bria X and Cloud Solutions offerings are updated with the most current release and available as a free download from the Apple iTunes store, Google Play, or direct download links (for desktop). Our softphone offers high-quality VoIP communications, delivered in an intuitive user interface, and include premium features such as video calling, messaging and presence and premium audio and video codecs, where available.

Our Cloud Solutions also provide customers with access to hosted messaging and hosted collaboration services.

Sales and Marketing

            We derive revenue from the sale of software licenses, software customization services, technical support services associated with the software licenses, implementation services, training services, and cloud based services. We recognize perpetual software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met. We recognize software as a service revenue over the term of the service contract, which is generally one or twelve months.

            We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners who would then typically resell our products to enterprises or telecommunication service providers. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users who purchase our applications directly from our online store or from third party online stores. To date, we have sold software and services to more than 636 different customers in over 71 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

            We own or hold the exclusive license to 21 U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing three in-house developed patent applications with counterparts pending in other jurisdictions around the world.

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

Research and Development

            Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S. wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core software development department and a quality assurance department. Core software development is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2017 were $4,843,813 (2016- $4,737,055).

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

Employees

            As of April 30, 2017, we employed 99 people, comprised of 92 people employed full-time, 29 of whom are engaged in marketing and sales, 31 in research and development, 23 in services and support, and 9 in general and administration, and 7 people employed part-time engaged in marketing and sales, research and development and general and administration. We also contracted with 36 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

            Presently our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through July 31, 2018.

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

            Some of our products and services are sold on a subscription basis that is generally month-to-month or one year in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of licenses or for the same duration of time, if at all. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.

            If we are not able to manage our operating expenses, then our financial condition may be adversely affected.

            Operating expenses decreased to $13,639,207 for the year ended April 30, 2017 from $13,923,167 for the year ended April 30, 2016 and our revenue decreased to $10,685,590 for the year ended April 30, 2017 from $11,081,358 for the year ended April 30, 2016. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2017 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during fiscal 2017 (2016 - none).

            We also routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As of April 30, 2017 and April 30, 2016, we had no foreign currency forward contracts.

Risks Associated with our Common Stock

            Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

            Based on the 5,005,245 shares of common stock that were issued and outstanding as of April 30, 2017, our directors owned approximately 31% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding warrants, stock options and deferred share units exercise or convert all of their warrants, vested stock options and vested deferred share units as at April 30, 2017, then we would be required to issue an additional 667,413 shares of our common stock, which would represent approximately 13% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding warrants or stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 4.        Mine Safety Disclosures.

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

Quarter Ended	NASDAQ(1) (U.S. dollars)		The Toronto Stock Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2015	$9.70	$4.10	$10.10	$5.00
October 31, 2015	$6.20	$2.38	$7.00	$3.50
January 31, 2016	$5.25	$2.02	$6.20	$3.00
April 30, 2016	$2.40	$2.11	$3.49	$2.51
July 31, 2016	$2.80	$1.93	$3.50	$2.50
October 31, 2016	$2.35	$1.89	$3.00	$2.50
January 31, 2017	$2.76	$1.81	$3.45	$2.45
April 30, 2017	$2.45	$1.92	$3.15	$2.65

(1)	Since July 11, 2012, our stock has been trading on the NASDAQ Capital Market under the trading symbol "CPAH".

(2)

From August 20, 2012 to October 31, 2016, our stock traded on the Toronto Stock Exchange under the trading symbol "CCV". Since November 1, 2016, our stock has been trading on the Toronto Stock Exchange under the trading symbol "PATH".

            Our shares of common stock are issued in registered form. Computershare located at 510 Burrard St., 3rd Floor, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.661.9549) is the registrar and transfer agent for our shares of common stock.

            On July 7, 2017, the shareholders' list of our shares of common stock showed 104 registered shareholders and 4,946,568 shares outstanding.

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

            There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

            The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2017.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:

2010 Stock Option
Plan	396,922	$2.46	325,151

Employee Share
Purchase Plan	−	N/A	86,203

Deferred Share Unit
Plan	345,392	N/A	130,595

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	742,314	$2.46	541,949

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

            As of April 30, 2017, there were 396,922 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

            On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 120,000 shares of our common stock under the ESPP. As of April 30, 2017, we have 86,203 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

            Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. As of April 30, 2017, we have issued and outstanding 345,392 DSUs under the DSUP. As of April 30, 2017, 24,014 previously issued DSUs have been converted to 24,014 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Feb 1, 2017 to Feb 28, 2017	600(1)	$3.31	600	−
Mar 1, 2017 to Mar 31, 2017	1,400(2)(3)	$3.08	1,400	257,613
Apr 1, 2017 to Apr 30, 2017	58,900(2)	$2.72	58,900	198,713
Total	60,900	$2.73(4)	60,900	198,713

(1)	Purchased pursuant to a normal course issuer bid announced on March 16, 2016, which commenced on March 19, 2016 and expired on March 18, 2017 to purchase up to 273,864 shares of our common stock.

(2)	Purchased pursuant to a normal course issuer bid announced on March 27, 2017, which commenced on March 29, 2017 and expiring on March 28, 2018 to purchase up to 258,613 shares of our common stock.

(3)

400 shares of our common stock were purchased under the normal course issuer bid that expired March 18, 2017 and 1,000 shares of our common stock were purchased under the normal course issuer bid expiring March 28, 2018.

(4)	Weighted average price.

            On March 16, 2016, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 273,864 shares of our common stock, representing approximately 10% of our then outstanding public float. Purchases were made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which the our shares were then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase. The purchases took place over a 12-month period beginning on March 19, 2016 and expiring on March 18, 2017. The daily purchase restriction was 1,000 shares, subject to certain prescribed exemptions.

            On March 27, 2017, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 258,613 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

            Purchases will be made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 29, 2017 and expiring on March 28, 2018. We are permitted to make block purchases once per calendar week in accordance with the rules of the TSX. The daily purchase restriction is 1,000 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

            In connection with the normal course issuer bid, we renewed our automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of our shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 28, 2017. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

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

Recent Sales of Unregistered Securities

            None.

Item 6.        Selected Financial Data.

Selected Consolidated Financial Information

            The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2017 and 2016, and as at April 30, 2017 and April 30, 2016, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2017 and 2016. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2017	2016
Cash	$2,071,019	$2,159,738
Current assets	$4,375,341	$5,553,661
Current liabilities	$4,021,052	$3,815,705
Total liabilities	$4,053,837	$3,861,647
Total assets	$11,233,146	$12,966,131

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$10,685,590	100%		$11,081,358	100%

Operating expenses	13,639,207	128%		13,923,167	126%
Loss from operations	(2,953,617)	(28%	)	(2,841,809)	(26%	)
Interest and other income, net	(2,883)	−%		2,901	−%
Fair value adjustment on derivative instrument	−	−%		(47,690)	−%
Foreign exchange gain/(loss)	497,985	5%		195,003	2%
Net income/(loss)	($2,458,515)	(23%	)	($2,691,595)	(24%	)

Net income/loss per share
-Basic	($0.52)			($0.61)
-Diluted (1)	($0.52)			($0.61)

Weighted average common shares outstanding
-Basic	4,722,724			4,433,402
-Diluted (1)	4,722,724			4,433,402

1.

As at April 30, 2017 and 2016 common share equivalents of 888,814 and 812,169, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

            On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 768,017 shares of our common stock and 36,984 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 36,984 shares of common stock.

            On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 590,001 million shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2017 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2017, we recorded an expense of $835,918 in connection with share-based payment awards. A future expense of non-vested options of $439,431 is expected to be recognized over a weighted-average period of 2.01 years. A future expense of non-vested deferred share units of $110,181 is expected to be recognized over a weighted-average period of 1.44 years.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2017, did not result in an impairment charge for fiscal year 2017, nor did we record any goodwill impairment in fiscal 2016.

Derivative Instruments

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. During the year, we had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

            Our operating activities during the year ended April 30, 2017, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the twelve months ended April 30, 2017, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the twelve months ended April 30, 2016. For the twelve months ended April 30, 2017 as compared to twelve months ended April 30, 2016, the foreign exchange benefit resulting from the decline in the Canadian dollar was approximately $15,000.

Revenue

            Revenues for the year ended April 30, 2017 and 2016 were as follows:

	Twelve Months Ended April 30,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,449,140	51%	$6,031,618	54%	($582,478)	(10%	)
Subscription, support and maintenance	$3,909,326	37%	$3,435,797	31%	$473,529	14%
Professional services and other	$1,327,124	12%	$1,613,943	15%	($286,819)	(18%	)
Total revenue	$10,685,590	100%	$11,081,358	100%	($395,768)	(4%	)

Revenue by Region
North America	$6,220,367	58%	$7,192,010	65%	($971,643)	(14%	)
International	$4,465,223	42%	$3,889,348	35%	$575,875	15%
Total revenue	$10,685,590	100%	$11,081,358	100%	($395,768)	(4%	)

            For the year ended April 30, 2017, we generated $10,685,590 in revenue compared to $11,081,358 for the year ended April 30, 2016, representing a decrease of $395,768 or 4%.

            Software revenue decreased by $582,478 or 10% to $5,449,140 for the year ended April 30, 2017 compared to $6,031,618 for the year ended April 30, 2016. The decrease in software revenue was a result of decreases in sales to channel partners and enterprises.

            Subscription, support and maintenance revenue increased by $473,529 or 14% to $3,909,326 for the year ended April 30, 2017 compared to $3,435,797 for the year ended April 30, 2016. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners.

            Professional services and other revenue decreased by $286,819 or 18% to $1,327,124 for the year ended April 30, 2017 compared to $1,613,943 for the year ended April 30, 2016. The decrease in professional services and other revenue was a result of decreases in sales to channel partners, partially offset by increases in sales to enterprises and service providers.

            North American revenue decreased by $971,643 or 14% to $6,220,367 for the year ended April 30, 2017 compared to $7,192,010 for the year ended April 30, 2016, as a result of lower sales of software and service to North American enterprises, channel partners and service providers. International revenue outside of North America increased by $575,875 or 15% to $4,465,223 for the year ended April 30, 2017 compared to $3,889,348 for the year ended April 30, 2016, as a result of higher sales of software and service to international enterprises and service providers.

Operating Expenses

Cost of Sales

            Cost of sales for the year ended April 30, 2017 and 2016 were as follows:

	April 30, 2017		April 30, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$1,729,930	16%	$1,667,087	15%	$62,843	4%

            Cost of sales was $1,729,930 for the year ended April 30, 2017 compared to $1,667,087 for the year ended April 30, 2016. The increase of $62,843 was primarily attributable to a reversal of a provision in 2016 for potential licensing fees that have been accrued in prior years resulting in a net increase year over year of approximately $179,200, and an increase in dues and subscriptions of approximately $45,500. The increase in cost of sales were partially offset by a decrease in wages, benefits, commissions and consulting fees of approximately $154,300, and other expenses of approximately $7,600. Cost of sales expressed as a percent of revenue increased to 16% of revenue for the year ended April 30, 2017 compared to 15% for the year ended April 30, 2016.

Sales and Marketing

            Sales and marketing expenses for the year ended April 30, 2017 and 2016 were as follows:

	April 30, 2017		April 30, 2016		Period-to-Period Change

		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,831,438	36%	$4,145,351	37%	($313,913)	(8%	)

            Sales and marketing expenses were $3,831,438 for the year ended April 30, 2017 compared to $4,145,351 for the year ended April 30, 2016. The decrease of $313,913 was primarily attributable to a decrease in wages, benefits, commissions and consulting fees of approximately $324,400, and travel and trade show expenses of approximately $41,700. The decrease in sales and marketing expenses was partially offset by an increase in promotions and advertising expenses of approximately $37,400, and other expenses of approximately $14,800.

Research and Development

            Research and development expenses for the year ended April 30, 2017 and 2016 were as follows:

	April 30, 2017		April 30, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,843,813	45%	$4,737,055	43%	$106,758	2%

            Research and development expenses were $4,843,813 for the year ended April 30, 2017 compared to $4,737,055 for the year ended April 30, 2016. The increase of $106,758 resulted primarily from an increase wages, benefits and consulting fees of approximately $142,900 which was partially offset by a decrease in other expenses of approximately $36,200.

General and Administrative

            General and administrative expenses for the years ended April 30, 2017 and 2016 were as follows:

	April 30, 2017		April 30, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,234,026	30%	$3,373,674	30%	($139,648)	(4%	)

            General and administrative expenses for the year ended April 30, 2017 were $3,234,026 compared to $3,373,674 for the year ended April 30, 2016. The decrease of $139,648 in general and administrative expenses was primarily attributable to a decrease in bad debt reserve of approximately $109,600, a decrease in depreciation and amortization expense of approximately $84,800, a decrease in investor relations of approximately $41,500, and a decrease in wages, benefits, commissions, directors fees and consulting fess of approximately $9,600. The decrease in general and administrative expenses was partially offset by an increase in other expenses or approximately $55,500, and an increase in legal and professional fees of approximately $50,300.

Interest and Other Income

            Interest and other income for the year ended April 30, 2017 was $173 compared to $5,211 for the year ended April 30, 2016. Interest expense for the year ended April 30, 2017, was $3,056 compared to $2,310 for the year ended April 30, 2016.

            Foreign exchange gain for the year ended April 30, 2017, was $497,985 compared to a foreign exchange gain of $195,003 for the year ended April 30, 2016. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. The increase in foreign exchange gain is a result of an incrementally larger decline in the Canadian dollar against the U.S. dollar in the year ended April 30, 2017.

            Fair value adjustment on derivative instruments for the year ended April 30, 2017 was $nil compared to a loss of $47,690 for the year ended April 30, 2016. On June 7, 2015, we entered into a $1,000,000 notional value foreign currency forward contract that matured on August 20, 2015.

Liquidity and Capital Resources

            As at April 30, 2017, we had $2,071,019 in cash compared to $2,159,738 at April 30, 2016, representing a decrease of $88,719. Our working capital was $354,289 at April 30, 2017 compared to $1,737,956 at April 30, 2016, representing a decrease of $1,383,667. Management anticipates that future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

            We have $1,621,523 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $702,732 for the year ended April 30, 2017. This compares to a net cash outflow of $2,105,823 for the year ended April 30, 2016, representing a $1,403,090 decrease in cash outflows from operations. The net cash outflow from operating activities for the year ended April 30, 2017 was primarily a result of a net loss of $2,458,515, an adjustments for a non-cash foreign exchange gain of $562,102, an increase in unearned revenue of $326,091, and a decrease in accounts payable of $46,381. The net cash outflow was offset by a decrease in accounts receivable of $1,075,810, and by adjustments for non-cash expenses including $835,918 for stock based compensation and $113,880 of depreciation and amortization.

            The net cash outflow from operating activities of $2,105,823 for the year ended April 30, 2016 was primarily a result of a net loss of $2,691,595, a decrease in accounts payable of $314,804 and adjustments for a non-cash foreign exchange gain of $248,371. The net cash outflow was offset by a decrease in accounts receivable of $96,187 and by adjustments for non-cash expenses including $906,914 for stock based compensation and $199,335 of depreciation and amortization.

Investing Activities

            Investing activities resulted in a net cash outflow of $128,241 for the year ended April 30, 2017, primarily due to the purchase of equipment and trademarks during the year. This compares with a net cash outflow of $41,431 for the year ended April 30, 2016, primarily due to the purchase of equipment. At April 30, 2017, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $766,015 for the year ended April 30, 2017 compared to a net cash inflow of $1,481,692 for the year ended April 30, 2016. The net cash inflow for the year ended April 30, 2017 was primarily a result of a non-brokered private placement under which we issued 454,097 shares of common stock at a price of $2.05 per share raising $930,899. The net cash inflow for the year ended April 30, 2016 was primarily a result of a non-brokered private placement under which we issued 293,000 units at a price of $5.00 per unit raising $1,465,000.

            Pursuant to a normal course issuer bid commencing on March 29, 2017 and expiring March 28, 2018, we are authorized to purchase up to 258,613 shares of our common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. Pursuant to a normal course issuer bid commencing March 19, 2015 and expiring March 18, 2016, we repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for an aggregate purchase price of $43,168. Pursuant to a normal course issuer bid commencing on March 19, 2016 and expiring March 18, 2017, we repurchased 4,700 shares at an average price of $2.24 (CDN$2.93) for a total of $10,528. During the period from March 29, 2017 to April 30, 2017, we repurchased 59,900 shares at an average price of $2.03 (CDN$2.72) for a total of $121,597 pursuant to a normal course issuer bid commencing on March 29, 2017 and expiring on March 28, 2018. As of April 30, 2017, a total of 80,488 shares have been cancelled and the remaining 59,900 repurchased shares are in the process of being cancelled since the normal course issuer bid was initiated.

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
April 30, 2017

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income and loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CounterPath Corporation at April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP

Chartered Professional Accountants

Vancouver, Canada
July 12, 2017

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2017	2016

Assets
Current assets:
Cash	$2,071,019	$2,159,738
Accounts receivable (net of allowance for doubtful accounts of $80,232 (2016 - $547,173)) – Note 2(b)	2,133,469	3,209,279
Prepaid expenses and deposits	170,853	184,644
Total current assets	4,375,341	5,553,661

Deposits	91,400	93,868
Equipment – Note 3	125,813	142,563
Goodwill – Note 2(b)	6,440,955	7,001,228
Other assets	199,637	174,811
Total Assets	$11,233,146	$12,966,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 4	$1,825,528	$1,943,108
Unearned revenue	2,134,948	1,808,857
Customer deposits	6,211	2,384
Accrued warranty – Note 2(b)	54,365	61,356
Total current liabilities	4,021,052	3,815,705

Deferred lease inducements	23,022	35,379
Unrecognized tax benefit – Notes 2(b) and 7	9,763	10,563
Total liabilities	4,053,837	3,861,647

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: April 30, 2017 – nil; April 30, 2016 – nil	–	–
Common stock, $0.001 par value – Note 6 Authorized: 100,000,000 Issued: April 30, 2017 – 5,005,245; April 30, 2016 – 4,542,348	5,005	4,542
Treasury stock	(60)	–
Additional paid-in capital	71,680,575	70,065,082
Accumulated deficit	(60,481,015)	(58,022,500)
Accumulated other comprehensive income (loss) – currency translation adjustment	(4,025,196)	(2,942,640)
Total stockholders’ equity	7,179,309	9,104,484
Liabilities and Stockholders’ Equity	$11,233,146	$12,966,131

Commitments – Note 10

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2017	2016

Revenue – Note 8:
Software	$5,449,140	$6,031,618
Subscription, support and maintenance	3,909,326	3,435,797
Professional services and other	1,327,124	1,613,943
Total revenue	10,685,590	11,081,358
Operating expenses:
Cost of sales (includes depreciation of $6,559 (2016 - $7,225))	1,729,930	1,667,087
Sales and marketing	3,831,438	4,145,351
Research and development	4,843,813	4,737,055
General and administrative	3,234,026	3,373,674
Total operating expenses	13,639,207	13,923,167
Loss from operations	(2,953,617)	(2,841,809)
Interest and other income (expense), net
Interest and other income	173	5,211
Interest expense	(3,056)	(2,310)
Foreign exchange gain	497,985	195,003
Fair value adjustment on derivative instruments – Note 9	–	(47,690)
Net loss for the year	$(2,458,515)	$(2,691,595)

Net loss per share:
Basic – Note 11	$(0.52)	$(0.61)
Diluted – Note 11	$(0.52)	$(0.61)

Weighted average common shares outstanding:
Basic – Note 11	4,722,724	4,433,402
Diluted – Note 11	4,722,724	4,433,402

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net loss for the year	$(2,458,515)	$(2,691,595)
Other comprehensive loss:
Foreign currency translation adjustments	(1,082,556)	(550,468)
Comprehensive loss	$(3,541,071)	$(3,242,063)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2017	2016

Cash flows from operating activities:
Net loss for the year	$(2,458,515)	$(2,691,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(9,861)	(9,882)
Depreciation and amortization	113,880	199,335
Foreign exchange (gain) loss	(562,102)	(248,371)
Stock-based compensation	835,918	906,914
Issuance of common stock for services	13,963	38,783
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(46,381)	(314,804)
Accounts receivable	1,075,810	96,187
Accrued warranty	(6,991)	(11,761)
Customer deposits	(567)	2,384
Deferred lease inducements	–	–
Prepaid expenses and deposits	16,023	(14,884)
Other assets	–	–
Unearned revenue	326,091	(58,129)
Net cash used in operating activities	(702,732)	(2,105,823)

Cash flows from investing activities:
Purchase of equipment	(99,939)	(27,692)
Purchase of intangibles	(28,302)	(13,739)
Net cash used in investing activities	(128,241)	(41,431)

Cash flows from financing activities:
Common stock issued	898,693	1,520,574
Common stock repurchased	(132,678)	(38,882)
Net cash used in by financing activities	766,015	1,481,692

Foreign exchange effect on cash	(23,761)	(27,122)

Decrease in cash	(88,719)	(692,684)

Cash, beginning of the year	2,159,738	2,852,422
Cash, end of the year	$2,071,019	$2,159,738

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,056	$2,310
Taxes	$–	$–

Non cash transactions – Notes 5 and 6

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2017 and 2016
(Stated in U.S. Dollars)

	Common shares		Treasury Shares		Preferred Shares
									Accumulated
	Number		Number		Number		Additional		Other
	of	Par	of	Par	of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2015	4,233,395	4,233	(1,200)	(1)	–	–	67,638,003	(55,330,905)	(2,392,172)	9,919,158

Shares issued:
Private placement – Note 6	293,000	293	–	–	–	–	1,441,546	–	–	1,441,839
Issuance of common stock for services – Note 6	10,000	10	–	–	–	–	38,773	–	–	38,783
Share repurchase plan	–	–	(10,460)	(10)	–	–	(6,256)	–	–	(6,266)
Cancellation of shares – Note 6	(11,260)	(11)	11,260	11	–	–	(32,616)	–	–	(32,616)
Stock-based compensation – Note 6	–	–	–	–	–	–	906,914	–	–	906,914
Employee share purchase program	17,213	17	–	–	–	–	78,718	–	–	78,735
Net income (loss) for the year	–	–	–	–	–	–	–	(2,691,595)	–	(2,691,595)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(550,468)	(550,468)
Balance, April 30, 2016	4,542,348	4,542	(400)	–	–	–	70,065,082	(58,022,500)	(2,942,640)	9,104,484

Shares issued:
Private placement, net of share issuance costs – Note 6	454,097	454	–	–	–	–	898,239	–	–	898,693
Issuance of common stock for services – Note 6	13,500	14	–	–	–	–	13,949	–	–	13,963
Share repurchase plan	–	–	(64,200)	(65)	–	–	(133,417)	–	–	(133,482)
Cancellation of shares – Note 6	(4,700)	(5)	4,700	5	–	–	804	–	–	804
Stock-based compensation – Note 6	–	–	–	–	–	–	835,918	–	–	835,918
Net income (loss) for the year	–	–	–	–	–	–	–	(2,458,515)	–	(2,458,515)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(1,082,556)	(1,082,556)

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	–	$–	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

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

On August 2, 2007, the Company acquired of all of the shares of NewHeights Software Corporation (“NewHeights”) through the issuance of 768,017 shares of the Company’s common stock and 36,984 preferred shares issued from a subsidiary of the Company exchangeable into 36,984 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of NewHeights based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

On February 1, 2008, the Company acquired FirstHand Technologies Inc. (“FirstHand”), a private Ontario, Canada corporation, through the issuance of 590,001 shares of the Company’s common stock. For accounting purposes, the Company was deemed to be the acquirer of FirstHand based on certain factors including the number of common shares issued in the transaction as a proportion of the total common shares outstanding, and the composition of the board after the transaction.

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

The Company has experienced flat to declining revenues as a result of a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of the financial statements.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that is not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

In addition, the Company has historically been able to raise additional financing to assist with the Company’s transition.

As of the date of these financial statements, and from the planned cost management and reduction measures, that the Company has sufficient liquidity to meet the ongoing cash requirements of the Company for one year after the issuance date of the financial statements. Therefore, although substantial doubt has been raised, this has been alleviated by management’s plans.

b)	Significant Accounting Policies

Revenue Recognition:

The Company recognizes revenue in accordance with the Accounting Standard Codification (“ASC”) 985- 605 “Software Revenue Recognition”. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the related accounts receivable is deemed probable. In making these judgments, management evaluates these criteria as follows:

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

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 “Equity based payments to non-employees” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2017 and April 30, 2016 using the assumptions more fully described in Note 6.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 2	Significant Accounting Policies − (cont’d)

b)	Significant Accounting Policies – (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2017	2016

Balance of allowance for doubtful debts, beginning of year	$547,173	$294,719
Bad debt provision	346,689	612,769
Write-off of receivables	(813,630)	(360,315)
Balance of allowance for doubtful debts, end of year	$80,232	$547,173

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

Accrued Warranty:

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2017 and 2016 were as follows:

	Years Ended April 30,
	2017	2016

Balance, beginning of year	$61,356	$73,117
Usage during the year	-	-
Additions (reductions) during the year	(6,991)	(11,761)
Balance, end of year	$54,365	$61,356

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

The Company has $1,621,523 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

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

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2017, income per share excludes 888,814 (April 30, 2016 – 812,169) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded in connection with the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. Translated to U.S. dollars using the period end rate, the goodwill balance at April 30, 2017 was $4,914,029 (CDN$6,704,947) (April 30, 2016 - $5,341,481) and $1,526,926 (CDN$2,083,752) (April 30, 2016 - $1,659,747), respectively. During the fourth quarter of its fiscal year ended April 30, 2017, the Company performed its annual impairment test. In the first step, Management compared the fair value of the Company to its carrying value based upon the market capitalization of the Company as at April 30, 2017. On this basis Management determined that the Company’s fair value exceeded its carrying value and has not recognized any impairment of goodwill in the consolidated financial statements for the year ended April 30, 2017 (2016 - $nil).

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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 9 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not hold any foreign currency derivatives designated as cash flow hedges in the year ended April 30, 2017 (2016 - none).

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

d)	Recently Adopted Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. The standard allowed for either a full retrospective or modified retrospective transition method. The adoption of this standard resulted in additional disclosures to be included in note 2 (a) of the financial statements.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Equipment

		April 30, 2017
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$1,036,217	$967,681	$68,536
Computer software	993,425	986,560	6,865
Leasehold improvements	230,730	200,434	30,296
Office furniture	173,902	162,120	11,782
Websites	118,772	110,438	8,334
	$2,553,046	$2,427,233	$125,813

		April 30, 2016
		Accumulated
	Cost	Depreciation	Net

Computer hardware	$1,049,179	$976,511	$72,668
Computer software	1,008,373	1,002,097	6,276
Leasehold improvements	263,003	237,147	25,856
Office furniture	190,754	186,325	4,429
Websites	120,953	87,619	33,334
	$2,632,262	$2,489,699	$142,563

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2017 and 2016 are comprised of the following:

	April 30,
	2017	2016
Accounts payable – trade	$404,234	$407,737
Accrued commissions	241,883	272,282
Accrued vacation	607,238	617,589
Third party software royalties	328,740	343,447
Other accrued liabilities	243,433	302,053
	$1,825,528	$1,943,108

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Related Party Transactions

During the year ended April 30, 2017, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $78,386 (2016 - $82,288) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $30,591 (2016 - $31,910) for the year ended April 30, 2017.

On July 31, 2015, the Company sold products and services to Magor Corporation for consideration of $134,250. Magor Corporation’s chairman of the board is also Chairman of the Company.

On December 15, 2016, the Company issued an aggregate of 454,097 shares of common stock under a non- brokered private placement (“Private Placement”) at a price of $2.05 per share for total gross proceeds of $930,899 less issuance costs of $32,207. In connection with the Private Placement, KRP, a company controlled by the Chairman of the Company, purchased 198,000 shares and a director and chief executive officer of the Company purchased 12,195 shares.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 6	Common Stock

Private Placement

On December 15, 2016, the Company issued an aggregate of 454,097 shares of common stock under a non- brokered private placement at a price of $2.05 per share for total gross proceeds of $930,899 less issuance costs of $32,206.

On April 4, 2016, the Company entered into an agreement to issue 25,000 shares of the Company’s common stock in exchange for advisory services which was subsequently amended to 23,500 shares. The shares were issued in three tranches: (i) the first tranche of 10,000 shares was issued on April 22, 2016; (ii) the second tranche of 10,000 shares was issued on May 25, 2016; and (iii) the third tranche of 3,500 shares was issued on June 30, 2016.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board under 2010 Stock Option Plan is 986,000.

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2017 and 2016 in determining the expense recorded in the accompanying consolidated statement of operations.

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

Stock Options – (cont’d)

The weighted-average fair values of options granted during the years ended April 30, 2017 and 2016 were $1.54 and $2.35, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016
Risk-free interest rate	1.39%	1.66%
Expected volatility	94.95%	92.48%
Expected term	3.7 yrs	3.7 yrs
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2017 and the stock option activity during the years ended April 30, 2017 and 2016:

	Number of	Weighted-Average
	Options	Exercise Price per Share
Outstanding at April 30, 2015	411,781	$15.20
Granted	114,900	$3.72
Exercised	-	-
Forfeited / Cancelled	(66,216)	$8.87
Expired	(49,735)	$15.63
Outstanding at April 30, 2016	410,730	$12.99
Granted	125,000	$2.38
Exercised	-	-
Forfeited / Cancelled	(49,268)	$4.16
Expired	(89,540)	$7.59
Outstanding at April 30, 2017	396,922	$2.46

Exercisable at April 30, 2017	221,739	$2.49
Exercisable at April 30, 2016	236,795	$16.77

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock − (cont’d)

Stock Options − (cont’d)

The following table summarizes information regarding stock options outstanding as of April 30, 2017:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	–	December 15, 2021	–	–
$2.40	60,000	–	July 15, 2021	11,250	–
$2.41	51,656	–	December 14, 2020	17,333	–
$2.46	25,000	–	March 14, 2022	–	–
$2.50	250,266	–	July 19, 2017 to July 17, 2020	193,156	–
April 30, 2017	396,922	–		221,739	–

April 30, 2016	410,730	–		236,795	–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.93 per share as of April 30, 2017 (April 30, 2016 – $2.12), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2017 was nil (April 30, 2016 – nil). The total intrinsic value of options exercised during the year ended April 30, 2017 was $nil (2016 – $nil). The grant date fair value of options vested during the year ended April 30, 2017 was $412,602 (April 30, 2016 – $579,614).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2017:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Non-vested options at April 30, 2015	201,237	$6.20
Granted	114,900	$2.35
Vested	(83,318)	$6.96
Forfeited	(58,884)	$4.79
Non-vested options at April 30, 2016	173,935	$4.15
Granted	125,000	$1.54
Vested	(84,833)	$4.86
Forfeited	(38,919)	$1.95
Non-vested options at April 30, 2017	175,183	$3.49

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Stock Options – (cont’d)

As of April 30, 2017, there was $439,431 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.01 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2017 and 2016 are as follows:

	Years Ended
	April 30,
	2017	2016

Cost of sales	$97,434	$68,259
Sales and marketing	172,367	253,913
Research and development	102,975	80,228
General and administrative	166,713	180,536
Total stock-based compensation	$539,489	$582,936

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

The following tables summarize information regarding the warrants outstanding as of April 30, 2017 and April 30, 2016.

Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2015	–	–	–
Granted	146,500	$7.50	September 4, 2017
Exercised	–	–	–
Expired	–	–	–
Warrants at April 30, 2016	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	–	–	–
Warrants at April 30, 2017	146,500	$7.50	September 4, 2017

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2017, the Company matched $35,028 (2016 - $39,472) in shares purchased by employees under the ESPP. During the year ended April 30, 2017, 45,956 shares (2016 – 36,539) were issued or purchased by employees on the open market under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of April 30, 2017, a total of 86,203 shares were available for issuance under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid commencing on March 29, 2017 and expiring March 28, 2018, the Company is authorized to purchase up to 258,613 shares of their common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. Pursuant to a normal course issuer bid commencing March 19, 2015 and expiring March 18, 2016, the Company repurchased 11,360 shares at an average price of $3.80 (CDN$4.97) for an aggregate purchase price of $43,168. Pursuant to a normal course issuer bid commencing on March 19, 2016 and expiring March 18, 2017, the Company repurchased 4,700 shares at an average price of $2.24 (CDN$2.93) for a total of $10,528. During the period from March 29, 2017 to April 30, 2017, the Company repurchased 59,900 shares at an average price of $2.03 (CDN$2.72) for a total of $121,597 pursuant to a normal course issuer bid commencing on March 29, 2017 and expiring on March 28, 2018. As of April 30, 2017, a total of 80,488 shares have been cancelled and the remaining 59,900 repurchased shares are in the process of being cancelled since the normal course issuer bid was initiated.

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

On September 12, 2016, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 400,000 shares to 500,000 shares. During the year ended April 30, 2017, 90,453 (2016 – 55,034) DSUs were issued under the DSUP, of which 24,228 DSUs were granted to officers and 66,225 DSUs were granted to non-employee directors. As of April 30, 2017, a total of 130,595 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2017 and 2016, and changes during the period then ended:

		Weighted Average Grant
	Number of DSUs	Date Fair Value per Unit

DSUs at April 30, 2015	199,905	$11.00
Granted	55,034	$5.20
Conversions	–	–
Outstanding at April 30, 2016	254,939	$9.79
Granted	90,453	$2.40
Conversions	–	–
Outstanding at April 30, 2017	345,392	$7.85

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 6	Common Stock – (cont’d)

Deferred Share Unit Plan – (cont’d)

As of April 30, 2017, there was $110,181 (2016 – $189,523) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.44 years (2016 – 1.63). The total fair value of DSUs that vested during the year was $319,577 (2016 – $338,912).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2017 and 2016 are as follows:

	Year Ended
	April 30,
	2017	2016

Sales and marketing	$–	$–
Research and development	–	1,633
General and administrative	296,429	322,345
Total deferred share unit-based compensation	$296,429	$323,978

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2017:

		Weighted Average
		Grant Date Fair
	Number of DSUs	Value per Unit

Non-vested DSUs at April 30, 2015	25,169	$14.60
Granted	55,034	$5.20
Vested	(41,681)	$8.13
Non-vested DSUs at April 30, 2016	38,522	$8.15
Granted	90,453	$2.40
Vested	(82,758)	$3.86
Non-vested DSUs at April 30, 2017	46,217	$4.58

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2017	2016
Tax loss carry forwards	$19,378,000	$18,796,000
Capital losses carried forward	227,000	247,000
Equipment	164,000	242,000
Other	39,000	64,000
Bad debt	29,000	186,000
Nondeductible research and development expenses	2,837,000	3,084,000
Investment tax credits	413,000	490,000
Cumulative unrealized foreign exchange gain	405,000	410,000
Acquired technology and other intangibles	313,000	(1,115,000)
Valuation allowance established by management	(23,805,000)	(22,404,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2017	2016
Tax (recovery) based on U.S. rates	$(836,000)	$(915,000)
Foreign tax rate differential	(38,000)	(34,000)
Non-deductible expenses	–	–
Change in fair value of derivative instrument	–	–
Non-deductible stock option compensation	289,000	295,000
Effect of reduction (increase) in foreign statutory rates	–	104,000
Foreign exchange gain (losses) on revaluation of deferred tax balances	(818,000)	384,000
Under provision relating to prior year	2,000	(2,026,000)
Expiry of non-operating losses	–	–
Increase in valuation allowance	1,401,000	2,192,000
Income tax expense for year	$–	$–

The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 7	Income Taxes – (cont’d)

As at April 30, 2017, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates

United States – US$	$47,730,000		2026 – 2037
Canada – CDN$	$17,762,732	(1)	2026 – 2035

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

Changes in the Company’s uncertain tax positions for the year ended April 30, 2017 and April 30, 2016 were as follows:

	Years Ended
	April 30,
	2017	2016
Balance at beginning of year	$10,563	$25,631
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	(800)	(15,068)
Balance at end of year	$9,763	$10,563

Note 8	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2017 and 2016:

	Years Ended
	April 30,
	2017	2016
North America	$6,220,367	$7,192,010
EMEA	2,802,629	2,459,541
Asia Pacific	1,043,360	699,203
Latin America	619,234	730,604
	$10,685,590	$11,081,358

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

All of the Company’s long-lived assets, which includes equipment, goodwill, intangible assets, and other assets, are located in Canada and the United States as follows:

	As at April 30,
	2017	2016
Canada	$6,731,644	$7,279,019
United States	34,761	39,583
	$6,766,405	$7,318,602

Note 9	Derivative Financial Instruments and Risk Management

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Derivative Financial Instruments and Risk Management - (cont’d)

Fair Value Measurements – (cont’d)

The following table presents the Company’s assets and liabilities, that are measured at fair value on a recurring basis as of April 30, 2017 and 2016:

	Carrying		Fair Value
As at April 30, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,071,019	$2,071,019	1

	Carrying		Fair Value
at April 30, 2016	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,159,738	$2,159,738	1

Forward contracts		April 30,		April 30,
		2017		2016
Opening balance at the beginning of the year	$	−	$	−
Fair value of forward, at issuance		−		−
Change in fair value of forward contracts since issuance		−		(47,690)
Fair value of forward contracts settled during the year		−		47,690
Fair value of forward contracts at year end	$	−	$	−

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Commitments

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2018	$75,638	$525,129	$600,767
2019	75,638	529,362	605,000
2020	−	263,691	263,691
2021	−	6,092	6,092
	$151,276	$1,324,274	$1,475,550

Note 11	Loss per common share

Computation of loss per share:

	Year ended April 30, 2017
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(2,458,515)	4,722,724	$(0.52)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(2,458,515)	4,722,724	$(0.52)

	Year ended April 30, 2016
			Per Share
	Income	Shares(1)(2)	Amount
Basic EPS
Income available to common stockholders	$(2,691,595)	4,433,402	$(0.61)

Effect on dilutive securities
(Gain)/Loss from derivative instruments	−	−
Diluted EPS	$(2,691,595)	4,433,402	$(0.61)

(1) For the years ended April 30, 2017 and April 30, 2016, common share equivalents (consisting of shares issuable on exercise of options, deferred share units, and warrants) totalling 888,814, and 812,169, respectively, were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

(2) Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Disclosure Controls and Procedures

            Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

            In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2017, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Management's Annual Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2017.

Changes in Internal Control Over Financial Reporting

            There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        Other Information.

            None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2017.

Item 11.        Executive Compensation.

            The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2017.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2017.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2017.

Item 14.        Principal Accountant Fees and Services.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2017.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

The following documents are filed as part of this report:

(a)(1)        Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations;

4.	Consolidated Statements of Comprehensive Loss;

5.	Consolidated Statements of Cash Flows;

6.	Consolidated Statements of Changes in Stockholders’ Equity; and

7.	Notes to the Consolidated Financial Statements.

(a)(2)        Financial Statement Schedules:

None.

(a)(3)        Exhibits:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003).

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005).

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006).

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008).

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012).

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S- 8 filed on January 31, 2017).

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017).

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017).

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors (incorporated by reference from our Current Report on Form 8-K filed on November 4, 2009).

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

Date: July 12, 2017

            Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 12, 2017

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 12, 2017
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 12, 2017
Secretary (Principal Financial Officer,
/s/ Owen Matthews	Principal Accounting Officer)
Owen Matthews	Vice Chairman and Director	July 12, 2017

/s/ Bruce Joyce
Bruce Joyce	Director	July 12, 2017

/s/ Chris Cooper
Chris Cooper	Director	July 12, 2017

/s/ Larry Timlick
Larry Timlick	Director	July 12, 2017