Form 10-Q
period 2017-07-31
COUNTERPATH CORP
filed 2017-09-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended July 31, 2017

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,486,274 shares of common stock issued and outstanding as of September 8, 2017.

COUNTERPATH CORPORATION
JULY 31, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2017 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended July 31, 2017, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended July 31, 2017 are prepared in accordance with generally accepted accounting principles in the United States.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2017	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,526,262	$2,071,019
Accounts receivable (net of allowance for doubtful accounts of $138,196 and $80,232, respectively)	2,667,318	2,133,469
Prepaid expenses and deposits	156,985	170,853
Total current assets	5,350,565	4,375,341

Deposits	99,497	91,400
Equipment	139,584	125,813
Goodwill – Note 2(e)	7,043,181	6,440,955
Other assets	206,022	199,637
Total Assets	$12,838,849	$11,233,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,038,941	$1,825,528
Unearned revenue	2,016,863	2,134,948
Accrued warranty	54,920	54,365
Customer deposits	11,793	6,211
Total current liabilities	4,122,517	4,021,052

Deferred lease inducements	22,570	23,022
Unrecognized tax benefit	9,763	9,763
Total liabilities	4,154,850	4,053,837

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2017 – nil; April 30, 2017 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 10,000,000 Issued and outstanding: July 31, 2017 – 5,485,808; April 30, 2017 – 5,005,245	5,486	5,005
Treasury stock	(3)	(60)
Additional paid-in capital	73,140,707	71,680,575
Accumulated deficit	(61,633,548)	(60,481,015)
Accumulated other comprehensive loss – currency translation adjustment	(2,828,643)	(4,025,196)
Total stockholders’ equity	8,683,999	7,179,309
Liabilities and Stockholders’ Equity	$12,838,849	$11,233,146

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Revenue – Note 6:
Software	$1,698,893	$1,656,003
Subscription, support and maintenance	967,062	955,296
Professional services and other	446,851	414,695
Total revenue	3,112,806	3,025,994
Operating expenses:
Cost of sales (includes depreciation of $1,584 (2016 – $1,806))	388,243	497,116
Sales and marketing	1,004,284	961,869
Research and development	1,361,473	1,158,661
General and administrative	892,587	981,471
Total operating expenses	3,646,587	3,599,117
Loss from operations	(533,781)	(573,123)
Interest and other income (expense), net:
Interest and other income	–	13
Interest expense	(53)	–
Foreign exchange gain (loss)	(618,699)	209,199
Net loss for the period	$(1,152,533)	$(363,911)

Net loss per share:
Basic and diluted – Note 9	$(0.23)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted – Note 9	5,036,954	4,550,516

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Net loss for the period	$(1,152,533)	$(363,911)
Other comprehensive loss:
Foreign currency translation adjustments	1,196,553	(495,352)
Comprehensive income/(loss)	$44,020	$(859,263)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(1,152,533)	$(363,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(2,461)	(3,249)
Depreciation and amortization	29,454	26,610
Foreign exchange (gain) loss	612,273	(247,979)
Stock-based compensation	296,332	314,223
Issuance of common stock for services	–	13,963
Changes in assets and liabilities:
Accounts payable and accrued liabilities	137,892	98,182
Accounts receivable	(533,849)	17,431
Accrued warranty	555	4,625
Customer deposits	4,861	(421)
Prepaid expenses and deposits	11,256	34,603
Unearned revenue	(118,085)	178,634
Net cash provided by (used in) operating activities	(714,305)	72,711

Cash flows from investing activities:
Purchase of equipment	(34,592)	(50,373)
Purchase of other assets	(7,161)	(2,868)
Net cash used in investing activities	(41,753)	(53,241)

Cash flows from financing activities:
Common stock issued	1,174,302	–
Common stock repurchased	(9,964)	(3,328)
Net cash provided by (used in) financing activities	1,164,338	(3,328)

Foreign exchange effect on cash	46,963	(15,550)

Net increase in cash	455,243	592

Cash, beginning of the period	2,071,019	2,159,738
Cash, end of the period	$2,526,262	$2,160,330

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$53	$–
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2017
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued:
Private placement, net of share issuance costs – Note 5	539,240	539	–	–	1,165,957	–	–	1,166,496
Share repurchase plan	–	–	(5,300)	(5)	(11,053)	–	–	(11,058)
Cancellation of shares Note 5	(62,600)	(62)	62,600	62	1,095	–	–	1,095
Stock-based compensation – Note 5	–	–	–	–	296,332	–	–	296,332
Employee share purchase program	3,923	4	–	–	7.801	–	–	7,805
Net loss for the period	–	–	–	–	–	(1,152,533)	–	(1,152,533)
Foreign currency translation adjustment	–	–	–	–	–	–	1,196,553	1,196,553

Balance, July 31, 2017 (unaudited)	5,485,808	$5,486	(2,600)	$(3)	$73,140,707	$(61,633,548)	$(2,828,643)	$8,683,999

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
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

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows.

In addition, the Company has historically been able to raise additional financing to assist with the Company’s transition.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

a)	Basis of Presentation – (cont’d)

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2017 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2017 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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
July 31, 2017
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

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right -of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2017.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at July 31, 2017 was $5,373,488 (CDN$6,704,947) (April 30, 2017 - $4,914,029) in respect of NewHeights and $1,669,693 (CDN$2,083,414) (April 30, 2017 - $1,526,926) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the three months ended July 31, 2017 and 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2017	2017
Balance of allowance for doubtful accounts, beginning of period/year	$80,232	$547,173
Bad debt provision	59,894	346,689
Write-off of receivables	(1,930)	(813,630)
Balance of allowance for doubtful accounts, end of period/year	$138,196	$80,232

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

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended July 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 964,378 and 980,714, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 3	Related Party Transactions

During the three months ended July 31, 2017, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $20,700 (2016 - $19,798) to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,694 (2016 - $7,358) for the three months ended July 31, 2017. On July 27, 2017, the company formalized an existing lease agreement to cover the period of five years starting July 15, 2015 and ending June 30, 2020. Prior to July 27, 2017 the agreement was on a month to month basis. The monthly payment under the new agreement will be $2,673.

On July 20, 2017, our company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328. In connection with this private placement, Wesley Clover International Corporation (previously known as Kanata Research Park Corporation), a company controlled by the Chairman of our company, purchased 144,357 shares, the chief executive officer and a director of our company, purchased 11,368 shares, the chief financial officer of our company, purchased 4,511 shares, and the Executive Vice President, Sales and Marketing of our company, purchased 4,545 shares.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three months ended July 31, 2017 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three months ended July 31, 2017 and 2016, the Company did not enter into any cash flow hedges.

The Company also periodically enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three months ended July 31, 2017 and 2016, the Company had not entered into any foreign currency forward contracts.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2017 and April 30, 2017.

	Carrying		Fair Value
As at July 31, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,526,262	$2,526,262	1	N/A

	Carrying		Fair Value
As at April 30, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,071,019	$2,071,019	1	N/A

Note 5	Common Stock

Private Placement

On July 20, 2017, the company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the three months ended July 31, 2017 and 2016 in determining the expense recorded in the accompanying consolidated statement of operations.

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

No options were granted during the three months ended July 31, 2017. The weighted-average fair value of options granted during the three months ended July 31, 2016 was $2.40. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended
	July 31,
	2017	2016
Risk-free interest rate	–	1.10%
Expected volatility	–	95.19%
Expected term	–	3.7 years
Dividend yield	–	0%

The following is a summary of the status of the Company’s stock options as of July 31, 2017 and the stock option activity during the three months ended July 31, 2017:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2017	396,922	$2.46
Forfeited/Cancelled	(7,688)	$2.49
Expired	(30,000)	$2.50
Outstanding at July 31, 2017	359,234	$2.45

Exercisable at July 31, 2017	208,021	$2.48
Exercisable at April 30, 2017	221,739	$2.49

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options – (cont’d)

The following table summarizes stock options outstanding as of July 31, 2017:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	$5,500	December 15, 2021	1,458	$802
$2.40	60,000	10,800	July 15, 2021	15,000	2,700
$2.41	50,844	8,643	December 14, 2020	20,340	3,458
$2.46	25,000	3,000	March 14, 2022	–	–
$2.50	213,390	17,071	July 25, 2018 to July 17, 2020	171,223	13,698
July 31, 2017	359,234	$45,014		208,021	$20,658
April 30, 2017	396,922	$–		221,739	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.58 per share as of July 31, 2017 (April 30, 2017 – $1.93), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 31, 2017 was 208,021 (April 30, 2017 – nil). The total intrinsic value of options exercised during the three months ended July 31, 2017 was $nil (July 31, 2016 – $nil). The grant date fair value of options vested during the three months ended July 31, 2017 was $100,613 (July 31, 2016 - $124,833).

The following table summarizes non-vested stock purchase options outstanding as of July 31, 2017:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2017	175,183	$3.49
Vested	(20,922)	$4.81
Forfeited/Cancelled	(3,048)	$2.12
Non-vested options at July 31, 2017	151,213	$2.43

As of July 31, 2017, there was $343,058 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2017 and 2016 are as follows:

	Three Months Ended
	July 31,
	2017	2016
Cost of sales	$19,350	$18,749
Sales and marketing	25,730	48,407
Research and development	20,400	19,690
General and administrative	36,249	28,469
Total stock-option based compensation	$101,729	$115,315

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Warrants

The following table summarizes warrants outstanding and exercisable as of July 31, 2017:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30 and July 31, 2017	146,500	$7.50	September 4, 2017

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2017, the Company matched $7,924 (2016 - $9,502) in shares purchased by employees under the ESPP. During the three months ended July 31, 2017, 4,162 shares (2016 – 11,981) were purchased on the open market and 3,923 shares (2016 – no shares) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of July 31, 2017, a total of 82,280 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expiring March 28, 2018, the Company is authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to July 31, 2017, the Company repurchased 65,200 common shares at an average price of $2.05 (CDN$2.73) for a total of $133,660. As of July 31, 2017, a total of 62,600 shares have been cancelled and another 2,600 repurchased shares are in the process of being cancelled since May 1, 2017.

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

A total of 500,000 shares have been reserved for issuance under the DSUP. During the three months ended July 31, 2017, 113,252 (2016 90,453) DSUs were issued under the DSUP, of which 40,129 were granted to officers or employees and 73,123 were granted to non-employee directors. As of July 31, 2017, a total of 17,343 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2017, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2017	345,392	$7.85
Granted	113,252	$2.20
DSUs outstanding at July 31, 2017	458,644	$6.46

The following table summarizes information regarding the non-vested DSUs outstanding as of July 31, 2017:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2017	46,217	$4.58
Granted	113,252	$2.40
Vested	(95,217)	$3.07
Non-vested DSUs at July 31, 2017	64,252	$2.62

As of July 31, 2017, there was $137,270 (2016 – $207,702) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.30 years (2016 – 1.90 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2017 and 2016 are as follows:

	Three Months Ended
	July 31,
	2017	2016
Sales and marketing	$–	$–
Research and development	–	–
General and administrative	194,603	198,908
Total DSU based compensation	$194,603	$198,908

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
North America	$1,754,074	$1,908,862
EMEA	944,129	831,222
Asia Pacific	298,384	196,279
Latin America	116,219	89,631
	$3,112,806	$3,025,994

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	July 31, 2017	April 30, 2017
Canada	$7,337,793	$6,731,644
United States	50,994	34,761
	$7,388,787	$6,766,405

Revenue from significant customers for the three months ended July 31, 2017 and 2016 is summarized as follows:

	Three Months Ended
	July 31,
	2017	2016
Customer A	11%	–%
Customer B	1%	13%

Accounts receivable balance for Customer A was $410,610 as at July 31, 2017 (April 30, 2017 - $nil). Accounts receivable balance for Customer B was $280,617 as at July 31, 2016 (April 30, 2017 - $682,018)

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2018	$86,155	$426,982	$513,137
2019	114,874	572,703	687,577
2020	5,346	281,750	287,096
2021	−	6,092	6,092
	$206,375	$1,287,527	$1,493,902

Note 8	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended
	July 31,
	2017	2016
Net loss	$(1,152,533)	$(363,911)
Weighted average common shares outstanding – basic and diluted	5,036,954	4,550,516
Basic and diluted EPS	$(0.23)	$(0.08)

As at July 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise of options, warrants and DSUs of 964,378 and 980,714, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report, including the documents incorporated herein and therein by reference, contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report may include statements about:

•	any potential loss of or reductions in orders from certain significant customers;

•	our dependence on our customers to sell our applications or services using our applications;

•	our ability to protect our intellectual property;

•	competitive factors, including, but not limited to, industry consolidation, entry of new competitors into our market, and new product and marketing initiatives by our competitors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the length and unpredictability of our sales cycles;

•	our ability to expand or enhance our product offerings including in response to industry demands or market trends;

•	our ability to sell our products in certain markets;

•	our ability to manage growth;

•	the attraction and retention of qualified employees and key personnel;

•	the interoperability of our products with service provider networks; and

•	the quality of our products and services, including any undetected errors or bugs in our software.

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

References

In this quarterly report, (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Counterpath” mean Counterpath and its subsidiaries and (ii) all amounts are expressed in United States dollars, unless otherwise indicated.

Background

Counterpath Corporation was incorporated under the laws of the State of Nevada on April 18, 2003.

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

We generate software revenue primarily on a single fee per perpetual software license basis. We recognize software revenue at the time of delivery, provided all revenue recognition criteria have been met. If the revenue recognition criteria have not been met, the revenue is deferred or not recognized. The number of software licenses purchased has a direct impact on the average selling price. Our software revenue may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering practices.

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

Cost of sales consists primarily of: (a) salaries and benefits related to personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) payments to third party vendors for compression/decompression software known as codecs, (e) amortization of capitalized software that is implemented into our products and (f) warranty expense.

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

Interim Reporting

The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the interim consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our April 30, 2017 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our April 30, 2017 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

Revenue Recognition

We recognize revenue in accordance with “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605 "Software Revenue Recognition"”.

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

A substantial percentage of our revenue is generated by multiple-element arrangements, such as products, support and maintenance, and professional services. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Each arrangement requires us to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each of the undelivered elements based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Revenue from multiple-element arrangements is recognized in software, subscription, support and maintenance, and professional services based on the items or services delivered.

For contracts with elements related to customized network solutions and certain network build-outs, we apply FASB Emerging Issues Task Force ASC 605-25, "Multiple-Element Arrangements" and revenues are recognized under ASC 605-35, "Construction-Type and Production-Type Contracts", generally using the percentage-of-completion method.

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

Stock-Based Compensation

Stock options granted are accounted for under ASC 718, “Compensation – Stock Compensation”, and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. ASC 718 requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the three months ended July 31, 2017 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the three months ended July 31, 2017, we recorded an expense of $296,332 in connection with share-based payment awards. A future expense of non-vested options of $343,058 is expected to be recognized over a weighted-average period of 2.00 years. A future expense of non-vested deferred share units of $137,270 is expected to be recognized over a weighted-average period of 2.30 years.

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

Goodwill—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350,”Intangibles - Goodwill and Other”. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the quarter ended April 30, 2017, did not result in an impairment charge, nor did we record any goodwill impairment for the three months ended July 31, 2017.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at July 31, 2017, our company had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the three months ended July 31, 2017 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three months ended July 31, 2017, we benefited by recording reduced operating costs on translation of Canadian dollar costs as compared to the three months ended July 31, 2016 of approximately $40,000.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below as at July 31, 2017 and April 30, 2017 and for the three months ended July 31, 2017 and 2016 has been derived from the consolidated unaudited financial statements for the three months ended July 31, 2017 and 2016 and the audited consolidated financial statements for the fiscal year ended April 30, 2017. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended July 31,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,112,806	100%		$3,025,994	100%

Operating expenses	$3,646,587	117%		$3,599,117	119%
Loss from operations	($533,781)	(17%	)	($573,123)	(19%	)
Interest and other income, net	($53)	−%		$13	−%
Foreign exchange gain (loss)	($618,699)	(20%	)	$209,199	7%
Net loss	($1,152,533)	(37%	)	($363,911)	(12%	)

Net loss per share
-Basic and diluted	($0.23)			($0.08)

Weighted average common shares outstanding
-Basic and diluted	5,036,954			4,550,516

Revenue

	Three Months Ended July 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,698,893	55%	$1,656,003	55%	$42,890	3%
Subscription, support and maintenance	$967,062	31%	$955,296	32%	$11,766	1%
Professional services and other	$446,851	14%	$414,695	13%	$32,156	8%
Total revenue	$3,112,806	100%	$3,025,994	100%	$86,812	3%

Revenue by Region
North America	$1,754,074	56%	$1,908,862	63%	($154,788)	(8%	)
All Other	$1,358,732	44%	$1,117,132	37%	$241,600	22%
Total revenue	$3,112,806	100%	$3,025,994	100%	$86,812	3%

For the three months ended July 31, 2017, we generated $3,112,806 in revenue compared to $3,025,994 for the three months ended July 31, 2016, representing an increase of $86,812 or 3%.

Software revenue increased by $42,890 or 3% to $1,698,893 for the three months ended July 31, 2017 from $1,656,003 for the three months ended July 31, 2016. The increase in software revenue was a result of increase in sales to enterprises and service providers partially offset by a decrease in sales to channel partners.

Subscription, support and maintenance revenue increased by $11,766 or 1% to $967,062 for the three months ended July 31, 2017 from $955,296 for the three months ended July 31, 2016. The increase in subscription, support and maintenance revenue was a result of an increase in sales to enterprises and channel partners partially offset by a decrease in sales to service providers.

Professional services and other revenue increased by $32,156 or 8% to $446,851 for the three months ended July 31, 2017 from $414,695 for the three months ended July 31, 2016. The increase in professional services and other revenue was a result of an increase in sales to service providers partially offset by a decrease in sales to enterprises and channel partners.

North American revenue decreased by $154,788 or 8% to $1,754,074 for the three months ended July 31, 2017 from $1,908,862 for the three months ended July 31, 2016, as a result of lower sales of software and service to North American channel partners and service providers. International revenue from outside of North America increased by $241,600 or 22% to $1,358,732 for the three months ended July 31, 2017 from $1,117,132 for the three months ended July 31, 2016, primarily as a result of higher sales of software and service to international service providers.

Operating Expenses

Cost of Sales

Cost of sales for the three months ended July 31, 2017 and 2016 were as follows:

	July 31, 2017		July 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$388,243	12%	$497,116	16%	($108,873)	(22%	)

Cost of sales was $388,243 for the three months ended July 31, 2017 compared to $497,116 for the three months ended July 31, 2016. The decrease of $108,873 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $86,900. This decrease in cost of sales was partially offset by a net increase in other expenses of approximately $22,000.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2017 and 2016 were as follows:

	July 31, 2017		July 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,004,284	32%	$961,869	32%	$42,415	4%

Sales and marketing expenses were $1,004,284 for the three months ended July 31, 2017 compared to $961,869 for the three months ended July 31, 2016. The increase of $42,415 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $36,500 and a net increase in other expenses of approximately $5,900.

Research and Development

Research and development expenses for the three months ended July 31, 2017 and 2016 were as follows:

	July 31, 2017		July 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,361,473	44%	$1,158,661	38%	$202,812	18%

Research and development expenses were $1,361,473 for the three months ended July 31, 2017 compared to $1,158,661 for the three months ended July 31, 2016. The increase of $202,812 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $221,000 which was partially offset by a net decrease in other expenses of approximately $18,200.

General and Administrative

General and administrative expenses for the three months ended July 31, 2017 and 2016 were as follows:

	July 31, 2017		July 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$892,587	29%	$981,471	32%	($88,884)	(9%	)

General and administrative expenses were $892,587 for the three months ended July 31, 2017 compared to $981,471 for the three months ended July 31, 2016. The decrease of $88,884 in general and administrative expenses was primarily attributable to a decrease in bad debt reserve of approximately $82,600 and a decrease in audit, legal and other professional expenses of approximately $14,900. This decrease in general and administrative expenses was partially offset by a net increase in other expenses of approximately $8,600.

Interest and Other Income

Interest income for the three months ended July 31, 2017 was $nil compared to $13, for the three months ended July 31, 2016. Interest expense for the three months ended July 31, 2017 was $53 compared to $nil for the three months ended July 31, 2016.

Foreign exchange loss for the three months ended July 31, 2017 was $618,699 compared to a foreign exchange gain of $209,199 for the three months ended July 31, 2016. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains its records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to Counterpath Corporation.

Liquidity and Capital Resources

Selected Consolidated Balance Sheet Data	July 31, 2017	April 30, 2017
Cash and cash equivalents	$2,526,262	$2,071,019
Current assets	$5,350,565	$4,375,341
Current liabilities	$4,122,517	$4,021,052
Total liabilities	$4,154,850	$4,053,837
Total assets	$12,838,849	$11,233,146

As of July 31, 2017, we had $2,526,262 in cash and cash equivalents compared to $2,071,019 as of April 30, 2017, representing an increase of $455,243. Our working capital was $1,228,048 at July 31, 2017 compared to $354,289 at April 30, 2017, representing an increase of $873,759. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

As for July 31, 2017, we had $1,777,414 in cash held outside of the United States. We do not intend to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows from Operating Activities

Our operating activities resulted in a net cash outflow of $714,303 for the three months ended July 31, 2017, compared to a net cash inflow from operations of $72,711 for the three months ended July 31, 2016. The net cash outflow from operating activities for the three months ended July 31, 2017 was primarily a result of a net loss of $1,152,533, an increase in accounts receivable of $533,849 and a decrease in unearned revenue of $118,085. The net cash outflow was offset by foreign exchange loss of $612,273, stock based compensation of $296,332 and an increase in accounts payable and accrued liabilities of $137,892.

Cash Flows from Investing Activities

Our investing activities resulted in a net cash outflow of $41,753 for the three months ended July 31, 2017, primarily for purchases of computer equipment and trademarks. This compares with a net cash outflow from investing activities of $53,241 for the three months ended July 31, 2016, primarily for purchases of computer equipment and trademarks. At July 31, 2017, we did not have any material commitments for future capital expenditures.

Cash Flows from Financing Activities

Financing activities resulted in a net cash inflow of $1,164,338 for the three months ended July 31, 2017, compared to a net cash outflow of $3,328 for the three months ended July 31, 2016. The net cash inflow for the three months ended July 31, 2017 was primarily a result of a non-brokered private placement under which we issued 539,240 shares of common stock at a price of $2.20 per share raising $1,186,328 less issuance costs of $19,832.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

New Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 “Revenue from Contracts with Customers” was issued which delayed the effective date for public entities to reporting periods beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this new standard.

In March 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In April 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In May 2016, FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We continue to evaluate the impact of the new revenue standard on our consolidated financial statements and related disclosures.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments: Measurement of Credit Losses on Financial Instruments” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for our ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, “Leases”. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. We are currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Operating expenses of $3,646,587 exceeded revenue of $3,112,806 for the three months ended July 31, 2017. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors' copy or otherwise gain access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, Bria X, eyebeam, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2017 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2017 (2016 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 5,485,808 shares of common stock that were issued and outstanding as of July 31, 2017, our directors owned approximately 31% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

The exercise of all or any number of outstanding stock options or warrants or the issuance of other stock-based awards or any issuance of shares to raise funds may dilute your holding of shares of our common stock.

If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at July 31, 2017, then we would be required to issue an additional 748,913 shares of our common stock, which would represent approximately 14% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options or warrants that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 20, 2017, our company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328. We issued 532,423 shares to eight non-U.S. subscribers who represented that they were not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction pursuant to Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. We issued 6,817 shares to two U.S. subscribers who represented that they were accredited investors pursuant to Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the private placement, Wesley Clover International Corporation (previously known as Kanata Research Park Corporation), a company controlled by the Chairman of our company, purchased 144,357 shares, purchased 180,446 shares, the chief executive officer and a director of our company, purchased 11,368 shares, the chief financial officer of our company, purchased 4,511 shares, and the Executive Vice President, Sales and Marketing of our company, purchased 4,545 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

				Maximum
			Total number of	number of shares
		Average price	shares purchased	that may yet be
	Total number	paid per share	as part of publicly	purchased under
	of shares	(Canadian	announced plans	the plans or
Period	purchased	dollars) (1)	or programs	programs
May 1, 2017 to May 31, 2017	1,100(2)	$2.98	1,100	196,713
June 1, 2017 to June 30, 2017	1,600(2)	$2.74	1,600	195,113
July 1, 2017 to July 31, 2017	2,600(2)	$2.67	2,600	192,513
Total	5,300	$2.75	5,300	192,513

(1)	Weighted average price.
(2)	Purchased pursuant to a normal course issuer bid announced on March 27, 2017, which commenced on March 29, 2017 and expires on March 28, 2018 to purchase up to 258,613 shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation https://www.sec.gov/Archives/edgar/data/1236997/000108503703000472/exhibit31.htm

3.2	Bylaws https://www.sec.gov/Archives/edgar/data/1236997/000108503703000472/exhibit32.htm

3.3	Amended Bylaws https://www.sec.gov/Archives/edgar/data/1236997/000108503703000600/exhibit33.htm

3.4	Articles of Merger https://www.sec.gov/Archives/edgar/data/1236997/000108503705001347/f8k091505ex31.htm

3.5	Amended Bylaws https://www.sec.gov/Archives/edgar/data/1236997/000108503706000846/f8k042406ex301.htm

3.6	Amended Bylaws https://www.sec.gov/Archives/edgar/data/1236997/000108503708000427/ex3-1.htm

3.7	Amended Bylaws https://www.sec.gov/Archives/edgar/data/1236997/000106299312002329/exhibit3-1.htm

3.8	Certificate of Amendment to Articles of Incorporation https://www.sec.gov/Archives/edgar/data/1236997/000106299313006288/exhibit3-8.htm

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan https://www.sec.gov/Archives/edgar/data/1236997/000106299317000464/exhibit4-8.htm

4.2	Amended 2010 Stock Option Plan https://www.sec.gov/Archives/edgar/data/1236997/000106299317000464/exhibit4-9.htm

4.3	Deferred Share Unit Plan https://www.sec.gov/Archives/edgar/data/1236997/000106299317001323/exhibit4-3.htm

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 https://www.sec.gov/Archives/edgar/data/1236997/000108503706001801/f10qsb073106ex1017.htm

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 https://www.sec.gov/Archives/edgar/data/1236997/000108503707001796/piggybackagt.htm

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors https://www.sec.gov/Archives/edgar/data/1236997/000108503709000596/ex10-1.htm

10.4	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 https://www.sec.gov/Archives/edgar/data/1236997/000106299315004946/exhibit10-1.htm

10.5	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 https://www.sec.gov/Archives/edgar/data/1236997/000106299315004946/exhibit10-2.htm

10.6	Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 https://www.sec.gov/Archives/edgar/data/1236997/000106299316008343/exhibit10-6.htm

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 https://www.sec.gov/Archives/edgar/data/1236997/000108503716000377/ex10.htm

10.8	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program https://www.sec.gov/Archives/edgar/data/1236997/000106299308004111/exhibit14-2.htm

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 14, 2017

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: September 14, 2017