Form 10-Q
period 2017-10-31
COUNTERPATH CORP
filed 2017-12-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,502,543 shares of common stock issued and outstanding as of December 8, 2017.

COUNTERPATH CORPORATION
OCTOBER 31, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2017 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended October 31, 2017, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended October 31, 2017 are prepared in accordance with generally accepted accounting principles in the United States.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	October 31,	April 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$1,682,132	$2,071,019
Accounts receivable (net of allowance for doubtful accounts of $179,926 and $80,232, respectively)	3,818,622	2,133,469
Prepaid expenses and deposits	170,640	170,853
Total current assets	5,671,394	4,375,341

Deposits	98,481	91,400
Equipment	129,200	125,813
Goodwill – Note 2(e)	6,831,467	6,440,955
Other assets	208,444	199,637
Total Assets	$12,938,986	$11,233,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,912,904	$1,825,528
Accrued warranty	60,660	54,365
Customer deposits	4,680	6,211
Unearned revenue	2,372,559	2,134,948
Total current liabilities	4,350,803	4,021,052

Deferred lease inducements	19,366	23,022
Unrecognized tax liability	9,763	9,763
Total liabilities	4,379,932	4,053,837

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2017 – nil; April 30, 2017 – nil	–	–
Common stock, $0.001 par value – Note 5 Authorized: 10,000,000 Issued and outstanding: October 31, 2017 – 5,499,150; April 30, 2017 – 5,005,245	5,499	5,005
Treasury stock	(2)	(60)
Additional paid-in capital	73,282,856	71,680,575
Accumulated deficit	(61,474,714)	(60,481,015)
Accumulated other comprehensive loss – currency translation adjustment	(3,254,585)	(4,025,196)
Total stockholders’ equity	8,559,054	7,179,309
Liabilities and Stockholders’ Equity	$12,938,986	$11,233,146

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenue – Note 6:
Software	$1,816,867	$1,242,860	$3,515,760	$2,898,863
Subscription, support and maintenance	981,619	957,891	1,948,681	1,913,187
Professional services and other	612,079	550,362	1,058,930	965,057
Total revenue	3,410,565	2,751,113	6,523,371	5,777,107
Operating expenses:
Cost of sales (includes depreciation of $3,168 (2016 – $5,419))	380,822	476,547	769,065	973,663
Sales and marketing	1,031,227	988,540	2,035,511	1,950,409
Research and development	1,329,437	1,150,515	2,690,910	2,309,176
General and administrative	714,598	871,608	1,607,185	1,853,079
Total operating expenses	3,456,084	3,487,210	7,102,671	7,086,327
Loss from operations	(45,519)	(736,097)	(579,300)	(1,309,220)
Interest and other income (expense), net:
Interest and other income	–	173	–	186
Interest expense	(162)	–	(215)	–
Foreign exchange gain/(loss)	204,515	171,904	(414,184)	381,103
Net income (loss) for the period	$158,834	$(564,020)	$(993,699)	$(927,931)

Net income (loss) per share:
Basic – Note 9	$0.03	$(0.12)	$(0.19)	$(0.20)
Diluted – Note 9	$0.03	$(0.12)	$(0.19)	$(0.20)

Weighted average common shares outstanding:
Basic – Note 9	5,487,765	4,554,226	5,262,359	4,552,371
Diluted – Note 9	5,892,580	4,554,226	5,262,359	4,552,371

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net income (loss) for the period	$158,834	$(564,020)	$(993,699)	$(927,931)
Other comprehensive loss:
Foreign currency translation adjustments	(425,942)	(356,927)	770,611	(852,279)
Comprehensive loss	$(267,108)	$(920,947)	$(223,088)	$(1,780,210)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net (loss) for the period	$(993,699)	$(927,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(5,057)	(4,987)
Depreciation and amortization	55,869	52,487
Stock-based compensation	406,959	551,190
Issuance of common stock for services	2,776	13,963
Foreign exchange loss (gain)	383,154	(437,795)
Changes in assets and liabilities:
Accounts receivable	(1,685,153)	219,239
Prepaid expenses and deposits	29,060	76,548
Accounts payable and accrued liabilities	38,392	(12,010)
Unearned revenue	237,611	319,980
Accrued warranty	6,295	(1,591)
Customer deposits	(3,831)	941
Net cash used in operating activities	(1,527,624)	(149,966)

Cash flows from investing activities:
Purchase of equipment	(51,818)	(57,517)
Purchase of other assets	(10,585)	(4,023)
Net cash used in investing activities	(62,403)	(61,540)

Cash flows from financing activities:
Common stock issued	1,195,776	–
Common stock repurchased	(33,220)	(7,870)
Net cash provided by (used in) financing activities	1,162,556	(7,870)

Foreign exchange effect on cash	38,584	(20,597)

Net decrease in cash	(388,887)	(239,973)

Cash, beginning of the period	2,071,019	2,159,738
Cash, end of the period	$1,682,132	$1,919,765

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$162	$–
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2017
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued:
Private placement, net of share issuance costs – Note 5	539,240	540	–	–	1,165,956	–	–	1,166,496
Issuance of common stock for services – Note 5	14,000	14	–	–	33,303	–	–	33,317
Share repurchase plan	–	–	(13,600)	(14)	(33,630)	–	–	(33,644)
Cancellation of shares – Note 5	(71,500)	(72)	71,500	72	425	–	–	425
Stock-based compensation – Note 5	–	–	–	–	406,959	–	–	406,959
Employee share purchase program	12,165	12	–	–	29,268	–	–	29,280
Net loss for the period	–	–	–	–	–	(993,699)	–	(993,699)
Foreign currency translation adjustment	–	–	–	–	–	–	770,611	770,611

Balance, October 31, 2017 (unaudited)	5,499,150	$5,499	(2,000)	$(2)	$73,282,856	$(61,474,714)	$(3,254,585)	$8,559,054

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
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

The Company has experienced volatile revenues as a result of a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of the financial statements.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
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

Operating results for the six months ended October 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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
October 31, 2017
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
October 31, 2017
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

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of forward contracts, not designated as hedges, are recognized in net income.

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six months ended October 31, 2017.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at October 31, 2017 was $5,211,964 (CDN$6,704,947) (April 30, 2017 - $4,914,029) in respect of NewHeights and $1,619,503 (CDN$2,083,414) (April 30, 2017 - $1,526,926) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the six months ended October 31, 2017 and 2016.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2017	2017
Balance of allowance for doubtful accounts, beginning of period/year	$80,232	$547,173
Bad debt provision	101,624	346,689
Write-off of receivables	(1,930)	(813,630)
Balance of allowance for doubtful accounts, end of period/year	$179,926	$80,232

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

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the six months ended October 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 820,886 and 923,102, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive. For the three months ended October 31, 2017, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable of 3,677 options and 401,138 DSUs were included in the computation of diluted EPS because the effect was

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

h)	Earnings Per Share - (cont’d)

dilutive. For the three months ended October 31, 2016, common share equivalents were not included in the computation of diluted EPS because the effect was anti-dilutive.

Note 3	Related Party Transactions

During the three and six months ended October 31, 2017, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $20,078 and $40,156 (2016 - $19,271 and $38,541) to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,907 and $15,836 (2016 - $7,520 and $14,878) for the three and six months ended October 31, 2017, respectively.

On July 20, 2017, our Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328. In connection with this private placement, Wesley Clover International Corporation, a Company controlled by the Chairman of our Company, purchased 144,357 shares, KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of our Company, purchased 180,446 shares, the chief executive officer and a director of our company, purchased 11,368 shares, the chief financial officer of our company, purchased 4,511 shares, and the Executive Vice President, Sales and Marketing of our Company, purchased 4,545 shares.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and six months ended October 31, 2017 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and six months ended October 31, 2017 and 2016, the Company did not enter into any cash flow hedges.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management – (cont’d)

Foreign Currency Exchange Rate Risk − (cont’d)

The Company also periodically enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and six months ended October 31, 2017, the Company had not entered into any foreign currency forward contracts.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2017 and April 30, 2017.

	Carrying		Fair Value
As at October 31, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$1,682,132	$1,682,132	1	N/A

	Carrying		Fair Value
As at April 30, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,071,019	$2,071,019	1	N/A

Note 5	Common Stock

Private Placement

On October 16, 2017, the Company entered into an agreement to issue 14,000 shares of the Company’s common stock in exchange for investor relation services.

On July 20, 2017, the Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Private Placement − (cont’d)

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the three and six months ended October 31, 2017 and 2016 in determining the expense recorded in the accompanying consolidated statement of operations.

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

No options were granted during the three and six months ended October 31, 2017. The weighted- average fair value of options granted during the three and six months ended October 31, 2016 was $nil and $1.55, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Risk-free interest rate	–	–	–	1.10%
Expected volatility	–	–	–	95.19%
Expected term	–	–	–	3.7 years
Dividend yield	–	–	–	0%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following is a summary of the status of the Company’s stock options as of October 31, 2017 and the stock option activity during the six months ended October 31, 2017:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2017	396,922	$2.46
Forfeited/Cancelled	(11,426)	$2.49
Expired	(30,000)	$2.50
Outstanding at October 31, 2017	355,496	$2.45

Exercisable at October 31, 2017	225,847	$2.48
Exercisable at April 30, 2017	221,739	$2.49

The following table summarizes stock options outstanding as of October 31, 2017:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	$3,800	December 15, 2021	2,083	$792
$2.40	60,000	600	July 15, 2021	18,750	188
$2.41	49,938	–	December 14, 2020	23,112	–
$2.46	25,000	–	March 14, 2022	3,646	–
$2.50	210,558	–	July 25, 2018 to July 17, 2020	178,256	–
October 31, 2017	355,496	$4,400		225,847	$980
April 30, 2017	396,922	$–		221,739	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.41 per share as of October 31, 2017 (April 30, 2017 – $1.93), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of October 31, 2017 was 20,833 (April 30, 2017 – nil). The total intrinsic value of options exercised during the six months ended October 31, 2017 was $nil (October 31, 2016 – $nil). The grant date fair value of options vested during the three and six months ended October 31, 2017 was $73,069 and $173,682, respectively (October 31, 2016 - $91,395 and $216,228).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The following table summarizes non-vested stock purchase options outstanding as of October 31, 2017:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2017	175,183	$3.49
Vested	(41,700)	$4.17
Forfeited/Cancelled	(3,834)	$2.12
Non-vested options at October 31, 2017	129,649	$2.26

As of October 31, 2017, there was $275,075 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Cost of sales	$8,505	$35,304	$27,855	$54,053
Sales and marketing	15,944	71,010	41,674	119,414
Research and development	11,527	37,827	31,927	57,517
General and administrative	36,099	60,319	72,348	88,788
Total stock-option based compensation	72,075	$204,460	$173,804	$319,775

Warrants

The following table summarizes warrants outstanding and exercisable as of October 31, 2017:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2017	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	(146,500)	$7.50	September 4, 2017
Warrants at October 31, 2017	–	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2017, the Company matched $14,971 (2016 - $18,197) in shares purchased by employees under the ESPP. During the six months ended October 31, 2017, nil shares (2016 – 24,481) were purchased on the open market and 12,165 shares (2016 – no shares) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of October 31, 2017, a total of 74,038 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expiring March 28, 2018, the Company is authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to October 31, 2017, the Company repurchased 73,500 common shares at an average price of $2.17 (CDN$2.81) for a total of $159,495. As of October 31, 2017, a total of 71,500 shares have been cancelled and another 2,000 repurchased shares are in the process of being cancelled.

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

On September 12, 2017, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 500,000 shares to 700,000 shares. During the six months ended October 31, 2017, 119,998 (2016 – 90,453) DSUs were issued under the DSUP, of which 40,129 were granted to officers or employees and 79,869 were granted to non-employee directors. As of October 31, 2017, a total of 210,597 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2017, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2017	345,392	$7.85
Granted	119,998	$2.20
DSUs outstanding at October 31, 2017	465,390	$6.40

The following table summarizes information regarding the non-vested DSUs outstanding as of October 31, 2017:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2017	46,217	$4.58
Granted	119,998	$2.21
Vested	(101,963)	$3.02
Non-vested DSUs at October 31, 2017	64,252	$2.21

As of October 31, 2017, there was $114,706 (2016 – $175,195) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.15 years (2016 – 1.71 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Sales and marketing	$–	$–	$–	$–
Research and development	–	–	–	–
General and administrative	38,552	32,508	233,155	231,415
Total DSU based compensation	$38,552	$32,508	$233,155	$231,415

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
North America	$1,755,522	$1,526,524	$3,509,598	$3,435,387
EMEA	1,239,538	858,713	2,183,667	1,689,935
Asia Pacific	223,512	273,844	521,895	470,123
Latin America	191,993	92,032	308,211	181,662
	$3,410,565	$2,751,113	$6,523,371	$5,777,107

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	October 31, 2017	April 30, 2017
Canada	$7,119,837	$6,731,644
United States	49,274	34,761
	$7,169,111	$6,766,405

Revenue from significant customers for the three and six months ended October 31, 2017 and 2016 is summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Customer A	13%	−%	7%	−%
Customer B	10%	2%	6%	4%

Accounts receivable balance for Customer A was $476,133 as at October 31, 2017 (April 30, 2017 - $nil). Accounts receivable balance for Customer B was $296,808 as at October 31, 2017 (April 30, 2017 - $169,604).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2018	55,949	278,227	334,176
2019	111,899	557,643	669,542
2020	5,264	275,475	280,739
2021	−	6,092	6,092
	$173,112	$1,117,437	$1,290,549

Note 8	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net income (loss)	$158,834	$(564,020)	$(993,699)	$(927,931)
Weighted average common shares outstanding – basic	5,487,765	4,554,226	5,262,359	4,552,371
– diluted	5,892,580	4,554,226	5,262,359	4,552,371
Basic EPS	$0.03	$(0.12)	$(0.19)	$(0.20)
Diluted EPS	$0.03	$(0.12)	$(0.19)	$(0.20)

For the six months ended October 31, 2017 and 2016, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 820,886 and 923,102, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive. For the three months ended October 31, 2017, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable of 3,677 options and 401,138 DSUs were included in the computation of diluted EPS because the effect was dilutive. For the three months ended October 31, 2016, common share equivalents were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

Revenue

Our total revenue consists of the following:

  Software

  We generate software revenue primarily on a single fee per perpetual software license basis. We recognize software revenue at the time of delivery, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized. The number of software licenses purchased have a direct impact on the average selling price. Our software revenue may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering practices.

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

Operating results for the three and six months ended October 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the six months ended October 31, 2017 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the six months ended October 31, 2017, we recorded an expense of $406,959 in connection with share-based payment awards. A future expense of non-vested options of $275,075 is expected to be recognized over a weighted-average period of 1.9 years. A future expense of non-vested deferred share units of $114,706 is expected to be recognized over a weighted-average period of 2.15 years.

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

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2017, did not result in an impairment charge, nor did we record any goodwill impairment for the three and six months ended October 31, 2017.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at October 31, 2017, our Company had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

Our operating activities during the six months ended October 31, 2017 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and six months ended October 31, 2017, we recorded increased operating costs on translation of Canadian dollar costs as compared to the three and six months ended October 31, 2016 of approximately $97,000 and $57,000, respectively.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2017 and 2016 has been derived from the consolidated unaudited financial statements and accompanying notes for the six months ended October 31, 2017 and 2016 and the audited consolidated financial statements for the fiscal year ended April 30, 2017. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended October 31,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,410,565	100%		$2,751,113	100%

Operating expenses	$3,456,084	101%		$3,487,210	127%
Loss from operations	($45,519)	(1%	)	($736,097)	(27%	)
Interest and other income, net	($162)	−%		$173	−%
Foreign exchange gain	$204,515	6%		$171,904	6%
Net income (loss)	$158,834	5%		($564,020)	(21%	)

Net income (loss) per share
-Basic	$0.03			($0.12)
-Diluted	$0.03			($0.12)

Weighted average common shares outstanding
-Basic	5,487,765			4,554,226
-Diluted	5,892,580			4,554,226

Selected Consolidated Statements of Operations Data

	Six Months Ended October 31,
	2017			2016
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$6,523,371	100%		$5,777,107	100%

Operating expenses	$7,102,671	109%		$7,086,327	123%
Loss from operations	($579,300)	(9%	)	($1,309,220)	(23%	)
Interest and other income, net	($215)	−%		$186	−%
Foreign exchange gain (loss)	($414,184)	(6%	)	$381,103	7%
Net loss	($993,699)	(15%	)	($927,931)	(16%	)

Net loss per share
-Basic and diluted	($0.19)			($0.20)

Weighted average common shares outstanding
-Basic and diluted	5,262,359			4,552,371

Revenue

	Three Months Ended October 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,816,867	53%	$1,242,860	45%	$574,007	46%
Subscription, support and maintenance	$981,619	29%	$957,891	35%	$23,728	2%
Professional services and other	$612,079	18%	$550,362	20%	$61,717	11%
Total revenue	$3,410,565	100%	$2,751,113	100%	$659,452	24%

Revenue by Region
North America	$1,755,522	51%	$1,526,525	55%	$228,997	15%
International	$1,655,043	49%	$1,224,588	45%	$430,455	35%
Total revenue	$3,410,565	100%	$2,751,113	100%	$659,452	24%

For the three months ended October 31, 2017, we generated $3,410,565 in revenue compared to $2,751,113 for the three months ended October 31, 2016, representing an increase of $659,452 or 24%.

Software revenue increased by $574,007 or 46% to $1,816,867 for the three months ended October 31, 2017 compared to $1,242,860 for the three months ended October 31, 2016. The increase in software revenue was a result of increases in sales to channel partners and service providers.

Subscription, support and maintenance revenue increased by $23,728 or 2% to $981,619 for the three months ended October 31, 2017 compared to $957,891 for the three months ended October 31, 2016. The increase in subscription, support and maintenance revenue was a result of increases in sales to enterprises and channel partners.

Professional services and other revenue increased by $61,717 or 11% to $612,079 for the three months ended October 31, 2017 compared to $550,362 for the three months ended October 31, 2016. The increase in professional services and other revenue was a result of increases in sales to channel partners and service providers.

North American revenue increased by $228,997 or 15% to $1,755,522 for the three months ended October 31, 2017 compared to $1,526,525 for the three months ended October 31, 2016, as a result of higher sales of software and service to channel partners and enterprises. International revenue outside of North America increased by $430,455 or 35% to $1,655,043 for the three months ended October 31, 2017 compared to $1,224,588 for the three months ended October 31, 2016, as a result of higher sales of software and services to European channel partners and service providers.

	Six Months Ended October 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,515,760	54%	$2,898,863	50%	$616,897	21%
Subscription, support and maintenance	$1,948,681	30%	$1,913,187	33%	$35,494	2%
Professional services and other	$1,058,930	16%	$965,057	17%	$93,873	10%
Total revenue	$6,523,371	100%	$5,777,107	100%	$746,264	13%

	Six Months Ended October 31,
	2017		2016		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
North America	$3,509,598	54%	$3,435,387	59%	$74,211	2%
International	$3,013,773	46%	$2,341,720	41%	$672,053	29%
Total revenue	$6,523,371	100%	$5,777,107	100%	$746,264	13%

For the six months ended October 31, 2017, we generated $6,523,371 in revenue compared to $5,777,107 for the six months ended October 31, 2016, representing an increase of $746,264 or 13%.

Software revenue increased by $616,897 or 21% to $3,515,760 for the six months ended October 31, 2017 compared to $2,898,863 for the six months ended October 31, 2016. The increase in software revenue was a result of increases in sales to service providers, channel partners, and enterprises.

Subscription, support and maintenance revenue increased by $35,494 or 2% to $1,948,681 for the six months ended October 31, 2017 compared to $1,913,187 for the six months ended October 31, 2016. The increase in subscription, support and maintenance revenue was a result of increases in sales to enterprises and channel partners.

Professional services and other revenue increased by $93,873 or 10% to $1,058,930 for the six months ended October 31, 2017 compared to $965,057 for the six months ended October 31, 2016. The increase in professional services and other revenue was a result of increases in sales to service providers and channel partners.

North American revenue increased by $74,211 or 2% to $3,509,598 for the six months ended October 31, 2017 compared to $3,435,387 for the six months ended October 31, 2016, as a result of higher sales of software to enterprises, channel partners, and service providers. International revenue outside of North America increased by $672,053 or 29% to $3,013,773 for the six months ended October 31, 2017 compared to $2,341,720 for the six months ended October 31, 2016, as a result of higher sales of software and services to European channel partners and service providers.

Operating Expenses

Cost of Sales

Cost of sales for the three and six months ended October 31, 2017 and 2016 were as follows:

	October 31, 2017		October 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$380,822	11%	$476,547	17%	($95,725)	(20%	)
Six months ended	$769,065	12%	$973,663	17%	($204,598)	(21%	)

Cost of sales was $380,822 for the three months ended October 31, 2017 compared to $476,547 for the three months ended October 31, 2016. The decrease of $95,725 was primarily attributable to decrease in wages, benefits and consulting fees of approximately $124,200. These decreases in cost of sales items were partially offset by a net increase in other cost of sales expenses of approximately $28,500.

Cost of sales was $769,065 for the six months ended October 31, 2017 compared to $973,663 for the six months ended October 31, 2016. The decrease of $204,598 was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $211,200. These decreases in cost of sales items were partially offset by a net increase in other cost of sales expenses of approximately $6,600.

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2017 and 2016 were as follows:

	October 31, 2017		October 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,031,227	30%	$988,540	36%	$42,687	4%
Six months ended	$2,035,511	31%	$1,950,409	34%	$85,102	4%

Sales and marketing expenses were $1,031,227 for the three months ended October 31, 2017 compared to $988,540 for the three months ended October 31, 2016. The increase of $42,687 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $13,600, and an increase in other expenses of approximately $29,000.

Sales and marketing expenses were $2,035,511 for the six months ended October 31, 2017 compared to $1,950,409 for the six months ended October 31, 2016. The increase of $85,102 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $50,200, an increase in marketing expenses of approximately $24,700, and an increase in other expenses of approximately $22,400. The increase in sales and marketing expenses were partially offset by a net decrease in travel expenses of approximately $12,300.

Research and Development

Research and development expenses for the three and six months ended October 31, 2017 and 2016 were as follows:

	October 31, 2017		October 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,329,437	39%	$1,150,515	42%	$178,922	16%
Six months ended	$2,690,910	41%	$2,309,176	40%	$381,734	17%

Research and development expenses were $1,329,437 for the three months ended October 31, 2017 compared to $1,150,515 for the three months ended October 31, 2016. The increase of $178,922 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $178,600.

Research and development expenses were $2,690,910 for the six months ended October 31, 2017 compared to $2,309,176 for the six months ended October 31, 2016. The increase of $381,734 was primarily attributable to an increase in wages, benefits and consulting fees of approximately $399,600. This increase in research and development was partially offset by a net decrease in other expenses of approximately $17,800.

General and Administrative

General and administrative expenses for the three and six months ended October 31, 2017 and 2016 were as follows:

	October 31, 2017		October 31, 2016		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$714,598	21%	$871,608	32%	($157,010)	(18%	)
Six months ended	$1,607,185	25%	$1,853,079	32%	($245,894)	(13%	)

General and administrative expenses were $714,598 for the three months ended October 31, 2017 compared to $871,608 for the three months ended October 31, 2016. The decrease of $157,101 in general and administrative expenses was primarily attributable to a reversal of a provision in the current period for third party license fees that have been accrued in prior years, but are not payable, of approximately $115,600, to a decrease in bad debts expense of approximately $55,800, and a net decrease in audit, legal and other professional expenses of approximately $17,000. This decrease in general and administrative expenses were partially offset by an increase in wages, benefits and consulting fees of approximately $28,500, and other expenses of approximately $2,900.

General and administrative expenses were $1,607,185 for the six months ended October 31, 2017 compared to $1,853,079 for the six months ended October 31, 2016. The decrease of $245,894 in general and administrative expenses was primarily attributable to a decrease in bad debts expense of approximately $138,300, to a reversal of a provision in the current period for third party license fees that have been accrued in prior years, but are not payable, of approximately $115,600, and a decrease in audit, legal and other professional expenses of approximately $42,600. The increase in general and administrative expenses were partially offset by an increase in wages, benefits and consulting fess of approximately $27,000, an increase in other expenses of approximately $23,600.

Interest and Other Income

Interest income for the three and six months ended October 31, 2017 was $nil for both periods compared to $173 and $186, respectively, for the three and six months ended October 31, 2016. Interest expense for the three and six months ended October 31, 2017 and October 31, 2016 was $162 and $215, respectively, compared to $nil for both periods.

Foreign exchange gain (loss) for the three and six months ended October 31, 2017 was $204,515 and ($414,184), respectively, compared to $171,904 and $381,103, respectively, for the three and six months ended October 31, 2016. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

Selected Consolidated Balance Sheet Data	October 31, 2017	April 30, 2017
Cash and cash equivalents	$1,682,132	$2,071,019
Current assets	$5,671,394	$4,375,341
Current liabilities	$4,350,803	$4,021,052
Total liabilities	$4,379,932	$4,053,837
Total assets	$12,938,986	$11,233,146

As of October 31, 2017, we had $1,682,132 in cash and cash equivalents compared to $2,071,019 as of April 30, 2017, representing a decrease of $388,887. Our working capital was $1,320,591 at October 31, 2017 compared to $354,289 at April 30, 2017, representing an increase of $966,302. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

Our company has $1,268,744 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $1,527,624 for the six months ended October 31, 2017. This compares to a net cash outflow of $149,966 for the same period last year representing an increase of $1,377,658 in cash outflow from operations compared to the same period last year. The net cash outflow from operating activities for the six months ended October 31, 2017 was primarily a result of a net loss of $993,699 and an increase in accounts receivable of $1,685,153. The net cash outflow was offset by stock based compensation of $406,959, non-cash foreign exchange loss of $383,154, and unearned revenue of $237,611.

Investing Activities

Investing activities resulted in a net cash outflow of $62,403 for the six months ended October 31, 2017 primarily for investments in computer equipment and intangible assets. This compares with a net cash outflow from investing activities of $61,540 for the same period last year primarily for purchases of computer equipment and intangible assets. At October 31, 2017, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,162,556 for the six months ended October 31, 2017 compared to a net cash outflow of $7,870 for the six months ended October 31, 2016. The net cash inflow for the six months ended October 31, 2017 was primarily a result of a non-brokered private placement under which we issued 539,240 shares of common stock at a price of $2.20 per share raising $1,186,328, less issuance costs of $19,832.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through December 31, 2018.

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

Operating expenses of $3,456,084 exceeded revenue of $3,410,565 for the three months ended October 31, 2017. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended October 31, 2017 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended October 31, 2017 (2016 - none).

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 5,499,150 shares of common stock that were issued and outstanding as of October 31, 2017, our directors owned approximately 51% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at October 31, 2017, then we would be required to issue an additional 626,985 shares of our common stock, which would represent approximately 11% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On October 16, 2017, we entered into an agreement to issue 14,000 shares of our common stock in exchange for investor relation services. We issued these shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 1, 2017 to August 31, 2017	2,500(2)	$3.49	2,500	190,013
September 1, 2017 to September 30, 2017	4,800(2)	$3.47	4,800	185,213
October 1, 2017 to October 31, 2017	1,000(2)	$3.25	1,000	184,213
Total	8,300	$3.45	8,300	184,213

(1)	Weighted average price.

(2)	Purchased pursuant to a normal course issuer bid announced on March 27, 2017, which commenced on March 29, 2017 and expires on March 28, 2018 to purchase up to 258,613 shares of our common stock.

On March 27, 2017, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 258,613 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

Purchases are made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which the our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 29, 2017 and ending on March 28, 2018. We are permitted to make block purchases once per calendar week in accordance with the rules of the TSX. The daily purchase restriction is 1,000 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid are returned to treasury and cancelled.

In connection with the normal course issuer bid, we renewed our automatic share purchase plan with National Bank Financial Inc. (“National Bank”), in order to facilitate purchases of our shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 29, 2017. Purchases are made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

To our knowledge, none of our directors, senior officers or other insiders (as defined in the TSX Company Manual) intend to sell any shares under the normal course issuer bid. However, sales by such persons through the facilities of the TSX may occur if the personal circumstances of any such person change or if any such person makes a decision unrelated to these normal course purchases. The benefits to any such person whose shares are purchased would be the same as the benefits available to any other holders whose shares are purchased.

Stockholders may obtain a copy of the notice submitted to the TSX with respect to the normal course issuer bid, without charge, by contacting our Chief Financial Officer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation

3.2	Bylaws

3.3	Amended Bylaws

3.4	Articles of Merger

3.5	Amended Bylaws

3.6	Amended Bylaws

3.7	Amended Bylaws

3.8	Certificate of Amendment to Articles of Incorporation

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan

4.2	Amended 2010 Stock Option Plan

4.3	Deferred Share Unit Plan

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007

10.3	Form of Subscription Agreement dated October 29, 2009 between our company and various investors

10.4	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015

10.5	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015

10.6	Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016

10.8	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 13, 2017

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: December 13, 2017