Form 10-Q
period 2018-01-31
COUNTERPATH CORP
filed 2018-03-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,935,872 shares of common stock issued and outstanding as of March 8, 2018.

COUNTERPATH CORPORATION
JANUARY 31, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2018 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended January 31, 2018, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended January 31, 2018 are prepared in accordance with generally accepted accounting principles in the United States.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	January 31,	April 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,048,418	$2,071,019
Accounts receivable (net of allowance for doubtful accounts of
$249,995 and $80,232, respectively)	3,932,957	2,133,469
Prepaid expenses and deposits	236,987	170,853
Total current assets	7,218,362	4,375,341

Deposits	102,417	91,400
Equipment	125,094	125,813
Goodwill – Note 2(e)	7,144,260	6,440,955
Other assets	210,865	199,637
Total Assets	$14,800,998	$11,233,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,080,402	$1,825,528
Accrued warranty	65,330	54,365
Customer deposits	2,794	6,211
Unearned revenue	2,421,672	2,134,948
Total current liabilities	4,570,198	4,021,052

Deferred lease inducements	17,611	23,022
Unrecognized tax liability	9,763	9,763
Total liabilities	4,597,572	4,053,837

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: January 31, 2018 – nil; April 30, 2017 – nil	–	–
Common stock, $0.001 par value – Note 5
Authorized: 10,000,000
Issued and outstanding: January 31, 2018 – 5,935,206; April 30, 2017 – 5,005,245	5,935	5,005
Treasury stock	–	(60)
Additional paid-in capital	75,071,382	71,680,575
Accumulated deficit	(62,253,057)	(60,481,015)
Accumulated other comprehensive loss – currency translation adjustment	(2,620,834)	(4,025,196)
Total stockholders’ equity	10,203,426	7,179,309
Liabilities and Stockholders’ Equity	$14,800,998	$11,233,146

Commitments – Note 7
Contingencies – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Revenue – Note 6:
Software	$1,791,165	$1,324,203	$5,306,925	$4,223,066
Subscription, support and maintenance	1,120,690	1,031,162	3,069,371	2,944,349
Professional services and other	172,048	199,994	1,230,978	1,165,051
Total revenue	3,083,903	2,555,359	9,607,274	8,332,466
Operating expenses:
Cost of sales (includes depreciation of $4,753 (2017 –
$4,975))	362,057	360,722	1,131,122	1,334,385
Sales and marketing	996,470	819,958	3,031,981	2,770,367
Research and development	1,361,219	1,215,783	4,052,129	3,524,959
General and administrative	800,049	678,243	2,407,234	2,531,322
Total operating expenses	3,519,795	3,074,706	10,622,466	10,161,033
Loss from operations	(435,892)	(519,347)	(1,015,192)	(1,828,567)
Interest and other income (expense), net:
Interest and other income	–	36	–	222
Interest expense	(123)	–	(338)	–
Foreign exchange gain/(loss)	(342,328)	(162,829)	(756,512)	218,274
Net income (loss) for the period	$(778,343)	$(682,140)	$(1,772,042)	$(1,610,071)

Net income (loss) per share:
Basic and diluted – Note 9	$(0.14)	$(0.14)	$(0.33)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted – Note 9	5,539,352	4,789,675	5,354,690	4,631,472

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net income (loss) for the period	$(778,343)	$(682,140)	$(1,772,042)	$(1,610,071)
Other comprehensive loss:
Foreign currency translation adjustments	633,751	318,210	1,404,362	(534,069)
Comprehensive loss	$(144,592)	$(363,930)	$(367,680)	$(2,144,140)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net (loss) for the period	$(1,772,042)	$(1,610,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(7,626)	(7,419)
Depreciation and amortization	85,153	85,918
Stock-based compensation	494,883	701,515
Issuance of common stock for services	11,105	13,963
Foreign exchange loss (gain)	707,942	(267,383)
Changes in assets and liabilities:
Accounts receivable	(1,799,488)	394,047
Prepaid expenses and deposits	(46,973)	31,366
Accounts payable and accrued liabilities	166,680	(33,730)
Unearned revenue	286,724	274,314
Accrued warranty	10,965	(2,730)
Customer deposits	(5,730)	14,721
Net cash used in operating activities	(1,868,407)	(405,489)

Cash flows from investing activities:
Purchase of equipment	(73,415)	(81,678)
Purchase of other assets	(13,864)	(24,600)
Net cash used in investing activities	(87,279)	(106,278)

Cash flows from financing activities:
Common stock issued	2,895,655	898,693
Common stock repurchased	(32,059)	(8,824)
Net cash provided by financing activities	2,863,596	889,869

Foreign exchange effect on cash	69,489	(16,142)

Net increase in cash	977,399	361,960

Cash, beginning of the period	2,071,019	2,159,738
Cash, end of the period	$3,048,418	$2,521,698

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$341	$–
Income taxes paid	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Nine Months Ended January 31, 2018
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued:
Private placement, net of share issuance costs – Note 5	966,740	967	–	–	2,831,479	–	–	2,832,446
Issuance of common stock for services – Note 5	14,000	14	–	–	33,303	–	–	33,317
Share repurchase plan	–	–	(13,600)	(14)	(33,807)	–	–	(33,821)
Cancellation of shares Note 5	(73,500)	(74)	73,500	74	1,762	–	–	1,762
Stock-based compensation – Note 5	–	–	–	–	494,883	–	–	494,883
Employee share purchase program	22,226	22	–	–	61,970	–	–	61,992
Exercise of stock options	495	1	–	–	1,217	–	–	1,218
Net loss for the period	–	–	–	–	–	(1,772,042)	–	(1,772,042)
Foreign currency translation adjustment	–	–	–	–	–	–	1,404,362	1,404,362
Balance, January 31, 2018	5,935,206	$5,935	–	$–	$75,071,382	$(62,253,057)	$(2,620,834)	$10,203,426

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
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

As of the date of these financial statements, with planned cost management and reduction measures, the Company has sufficient liquidity to meet the ongoing cash requirements of the Company for one year after the issuance date of the financial statements. Therefore, although substantial doubt has been raised, this has been alleviated by management’s plans.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
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

Operating results for the nine months ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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
January 31, 2018
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for a company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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
January 31, 2018
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

The Company records foreign currency forward contracts on its Consolidated Balance Sheets as derivative instruments assets or liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively (see Note 4 “Derivative Financial Instruments and Risk Management,” of the Notes to the Consolidated Financial Statements). The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine months ended January 31, 2018.

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

Goodwill of $6,339,717 (CDN$6,704,947) and $2,083,960 (CDN$2,083,752) was initially recorded as the Company was deemed to be the acquirer of NewHeights Software Corporation (“NewHeights”) on August 2, 2007 and FirstHand Technologies Inc. (“FirstHand”) on February 1, 2008, respectively. Translated to U.S. dollars using the period end rate, the goodwill balance at January 31, 2018 was $5,450,605 (CDN$6,704,947) (April 30, 2017 - $4,914,029) in respect of NewHeights and $1,693,655 (CDN$2,083,414) (April 30, 2017 - $1,526,926) in respect of FirstHand. Management will perform its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded for the nine months ended January 31, 2018 and 2017.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 2	Significant Accounting Policies - (cont’d)

f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2018	2017
Balance of allowance for doubtful accounts, beginning of period/year	$80,232	$547,173
Bad debt provision	171,693	346,689
Write-off of receivables	(1,930)	(813,630)
Balance of allowance for doubtful accounts, end of period/year	$249,995	$80,232

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

Professional and other services include software customization, implementation, training, and dedicated engineering which are recognized as the related service has been performed.

h)	Earnings Per Share

The Company computes net loss per share in accordance with ASC Topics 260 and ASC 260-10. ASC Topics 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the nine months ended January 31, 2018 and 2017, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 1,144,172 and 867,309, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 3	Related Party Transactions

During the three and nine months ended January 31, 2018, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $21,911 and $65,277 (2017 - $19,750 and $59,250) to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $8,258 and $24,820 (2017 - $7,671 and $23,013) for the three and nine months ended January 31, 2018, respectively.

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement (“Private Placement”) at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $14,956. In connection with the Private Placement, KRP, a company controlled by the Chairman of the Company, purchased 125,000 shares and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of our Company, purchased 125,000 shares.

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

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three and nine months ended January 31, 2018 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three and nine months ended January 31, 2018 and 2017, the Company did not enter into any cash flow hedges.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 4	Derivative Financial Instruments and Risk Management – (cont’d)

Foreign Currency Exchange Rate Risk − (cont’d)

The Company also periodically enters into foreign currency forward contracts, not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three and nine months ended January 31, 2018, the Company had not entered into any foreign currency forward contracts.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2018 and April 30, 2017.

	Carrying		Fair Value
As at January 31, 2018	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$3,048,418	$3,048,418	1	N/A

	Carrying		Fair Value
As at April 30, 2017	Amount	Fair Value	Levels	Reference
Cash and cash equivalents	$2,071,019	$2,071,019	1	N/A

Note 5	Common Stock

Private Placement

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325.

On October 16, 2017, the Company entered into an agreement to issue 14,000 shares of the Company’s common stock in exchange for investor relation services.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 5	Common Stock – (cont’d)

Private Placement − (cont’d)

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company applied an estimated forfeiture rate of 15% for the three and nine months ended January 31, 2018 and 2017 in determining the expense recorded in the accompanying consolidated statement of operations.

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
January 31, 2018
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The weighted-average fair value of options granted during the three and nine months ended January 31, 2018 was $1.90 and $1.90, respectively (2017 - $2.03 and $2.36). The weighted-average assumptions utilized to determine such values are presented in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Risk-free interest rate	2.14%	2.10%	2.14%	1.20%
Expected volatility	95.55%	95.17%	95.55%	95.19%
Expected term	3.7 years	3.7 years	3.7 years	3.7 years
Dividend yield	0%	0%	0%	0%

The following is a summary of the status of the Company’s stock options as of January 31, 2018 and the stock option activity during the nine months ended January 31, 2018:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2017	396,922	$2.46
Granted	324,000	$2.89
Forfeited/Cancelled	(11,645)	$2.49
Expired	(30,000)	$2.50
Exercised	(495)	$2.46
Outstanding at January 31, 2018	678,782	$2.66

Exercisable at January 31, 2018	242,536	$2.48
Exercisable at April 30, 2017	221,739	$2.49

The following table summarizes stock options outstanding as of January 31, 2018:

	Number of	Aggregate		Number of	Aggregate
	Options	Intrinsic		Options	Intrinsic
Exercise Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	$25,300	December 15, 2021	2,708	$6,851
$2.40	60,000	129,600	July 15, 2021	22,500	48,600
$2.41	49,500	106,425	December 14, 2020	25,765	55,395
$2.46	25,000	52,500	March 14, 2022	5,208	10,937
$2.50	210,282	433,181	July 25, 2018 to July 17, 2020	186,355	383,891
$2.89	324,000	541,080	December 14, 2022	–	–
January 31, 2018	678,782	$1,288,086		242,536	$505,674
April 30, 2017	396,922	$–		221,739	$–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 5	Common Stock – (cont’d)

Stock Options − (cont’d)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $4.56 per share as of January 31, 2018 (April 30, 2017 – $1.93), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of January 31, 2018 was 242,536 (April 30, 2017 – nil). The total intrinsic value of options exercised during the nine months ended January 31, 2018 was $1,742 (January 31, 2017 – $nil). The grant date fair value of options vested during the three and nine months ended January 31, 2018 was $60,066 and $233,748, respectively (January 31, 2017 - $108,194 and $324,422).

The following table summarizes non-vested stock purchase options outstanding as of January 31, 2018:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options at April 30, 2017	175,183	$3.49
Granted	324,000	$1.90
Vested	(59,103)	$3.95
Forfeited/Cancelled	(3,834)	$2.12
Non-vested options at January 31, 2018	436,246	$1.94

As of January 31, 2018, there was $626,925 of total unrecognized compensation cost related to unvested share-based compensation awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Cost of sales	$11,583	$23,388	$39,439	$77,441
Sales and marketing	17,141	27,906	58,814	147,324
Research and development	11,006	24,563	42,933	82,081
General and administrative	25,630	41,961	97,978	130,747
Total stock-option based compensation	65,360	$117,818	$239,164	$437,593

Warrants

The following table summarizes warrants outstanding and exercisable as of January 31, 2018:

	Number of	Weighted Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2017	146,500	$7.50	September 4, 2017
Granted	–	–	–
Exercised	–	–	–
Expired	(146,500)	$7.50	September 4, 2017
Warrants at January 31, 2018	–	–

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 5	Common Stock – (cont’d)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non- probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2018, the Company matched $36,210 (2017 - $26,461) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2018, 12,832 shares (2017 – 35,103 shares) were purchased on the open market and 22,226 shares (2017 – no shares) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of January 31, 2018, a total of 63,977 shares were available for issuance under the ESPP.

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expiring March 28, 2018, the Company is authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to January 31, 2018, the Company repurchased 73,500 common shares at an average price of $2.18 (CDN$2.81) for a total of $160,230. As of January 31, 2018, a total of 73,500 shares have been cancelled.

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

On September 12, 2017, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 500,000 shares to 700,000 shares. During the nine months ended January 31, 2018, 119,998 (2017 90,453) DSUs were issued under the DSUP, of which 40,129 were granted to officers or employees and 79,869 were granted to non-employee directors. As of January 31, 2018, a total of 210,597 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 5	Common Stock – (cont’d)

Deferred Share Unit Plan - (cont’d)

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2018, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2017	345,392	$7.85
Granted	119,998	$2.20
DSUs outstanding at January 31, 2018	465,390	$6.40

The following table summarizes information regarding the non-vested DSUs outstanding as of January 31, 2018:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
Non-vested DSUs at April 30, 2017	46,217	$4.58
Granted	119,998	$2.21
Vested	(101,963)	$3.02
Non-vested DSUs at January 31, 2018	64,252	$2.21

As of January 31, 2018, there was $92,142 (2017 – $142,688) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.03 years (2017 – 1.54 years).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Sales and marketing	$–	$–	$–	$–
Research and development	–	–	–	–
General and administrative	22,564	32,507	255,719	263,922
Total DSU based compensation	$22,564	$32,507	$255,719	$263,922

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 6	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
North America	$1,648,430	$1,469,552	$5,158,026	$4,904,939
EMEA	1,127,537	704,788	3,304,887	2,394,724
Asia Pacific	216,479	172,140	744,693	642,262
Latin America	91,457	208,879	399,668	390,541
	$3,083,903	$2,555,359	$9,607,274	$8,332,466

All of the Company’s long-lived assets, which include equipment, intangible assets, goodwill and other assets, are located in Canada and the United States as follows:

	As at
	January 31, 2018	April 30, 2017
Canada	$7,429,394	$6,731,644
United States	50,825	34,761
	$7,480,219	$6,766,405

Revenue from significant customers for the three and nine months ended January 31, 2018 and 2017 is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Customer A	17%	10%	6%	8%

Accounts receivable balance for Customer A was $620,000 as at January 31, 2018 (April 30, 2017 - $280,617).

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Note 7	Commitments

Total payable over the term of the agreements for the years ended April 30 are as follows:

	Office Leases –	Office Leases –	Total Office
	Related Party	Unrelated Party	Leases
2018	29,256	144,676	173,932
2019	117,022	579,893	696,915
2020	5,506	284,746	290,252
2021	−	6,092	6,092
	$151,784	$1,015,407	$1,167,191

Note 8	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9	Earnings (loss) per common share (“EPS”)

Computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net loss	$(778,343)	$(682,140)	$(1,772,042)	$(1,610,071)
Weighted average common shares outstanding – basic and diluted	5,539,352	4,789,675	5,354,690	4,631,472
Basic and diluted EPS	$(0.14)	$(0.14)	$(0.33)	$(0.35)

For the nine months ended January 31, 2018 and 2017, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 1,144,172 and 867,309, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

References

            In this quarterly report, (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Counterpath” mean Counterpath Corporation and its subsidiaries and (ii) all amounts are expressed in United States dollars, unless otherwise indicated.

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

  Professional services and other

  We generate professional services and other revenue through services including product configuration and customization, implementation, dedicated engineering and training. The amount of product configuration and customization required by a customer typically increases as the order size increases from a given customer. Services and pricing vary depending upon a customer's requirements for customization, implementation and training.

Operating Expenses

            Operating expenses consist of cost of sales, sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories.

            Cost of sales consists primarily of: (a) salaries and benefits related to personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) payments to third party vendors for audio and video compression/decompression software known as codecs, (e) amortization of capitalized software that is implemented into our products and (f) warranty expense.

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

            Operating results for the three and nine months ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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

            In using the percentage-of-completion method, revenues are generally recorded based on the completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

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

            The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% for the nine months ended January 31, 2018 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the nine months ended January 31, 2018, we recorded an expense of $494,883 in connection with share-based payment awards. A future expense of non-vested options of $626,925 is expected to be recognized over a weighted-average period of 3.5 years. A future expense of non-vested deferred share units of $92,142 is expected to be recognized over a weighted-average period of 2.03 years.

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

Accounts Receivable and Allowance for Doubtful Accounts

            We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to satisfy its obligation to us. We write-off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable are periodically reviewed for collectability on an individual basis.

Goodwill

            We have goodwill related to our acquisitions of NewHeights Software Corporation and FirstHand Technologies Inc. in August 2007 and February 2008, respectively. The determination of the net carrying value of goodwill and the extent to which, if any, there is impairment, are dependent on material estimates and judgments on our part, including the estimate of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

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

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2017, did not result in an impairment charge, nor did we record any goodwill impairment for the three and nine months ended January 31, 2018.

Derivative Instruments

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. As at January 31, 2018, our company had no foreign currency forward contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts.

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

Results of Operations

            Our operating activities during the nine months ended January 31, 2018 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and nine months ended January 31, 2018, we recorded increased operating costs on translation of Canadian dollar costs as compared to the three and nine months ended January 31, 2017 of approximately $109,000 and $166,000, respectively.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2018 and 2017 has been derived from the consolidated unaudited financial statements and accompanying notes for the nine months ended January 31, 2018 and 2017 and the audited consolidated financial statements for the fiscal year ended April 30, 2017. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended January 31,
	2018			2017
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$3,083,903	100%		$2,555,359	100%

Operating expenses	$3,519,795	114%		$3,074,706	120%
Loss from operations	($435,892)	(14%	)	($519,347)	(20%	)
Interest and other income, net	($123)	−%		$36	−%
Foreign exchange gain (loss)	($342,328)	(11%	)	($162,829)	(6%	)
Net loss	($778,343)	(25%	)	($682,140)	(27%	)

Net loss per share
-Basic and diluted	($0.14)			($0.14)

Weighted average common shares outstanding
-Basic and diluted	5,539,352			4,789,675

Selected Consolidated Statements of Operations Data

	Nine Months Ended January 31,
	2018			2017
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$9,607,274	100%		$8,332,466	100%

Operating expenses	$10,622,466	111%		$10,161,033	122%
Loss from operations	($1,015,192)	(11%	)	($1,828,567)	(22%	)
Interest and other income, net	($338)	−%		$222	−%
Foreign exchange gain (loss)	($756,512)	(8%	)	$218,274	3%
Net loss	($1,772,042)	(18%	)	($1,610,071)	(19%	)

Net loss per share
-Basic and diluted	($0.33)			($0.35)

Weighted average common shares outstanding
-Basic and diluted	5,354,690			4,631,472

Revenue

	Three Months Ended January 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,791,165	58%	$1,324,203	52%	$466,962	35%
Subscription, support and maintenance	$1,120,690	36%	$1,031,162	40%	$89,528	9%
Professional services and other	$172,048	6%	$199,994	8%	($27,946)	(14%	)
Total revenue	$3,083,903	100%	$2,555,359	100%	$528,544	21%

Revenue by Region
North America	$1,648,430	53%	$1,469,552	58%	$178,878	12%
International	$1,435,473	47%	$1,085,807	42%	$349,666	32%
Total revenue	$3,083,903	100%	$2,555,359	100%	$528,544	21%

            For the three months ended January 31, 2018, we generated $3,083,903 in revenue compared to $2,555,359 for the three months ended January 31, 2017, representing an increase of $528,544 or 21%.

            Software revenue increased by $466,962 or 35% to $1,791,165 for the three months ended January 31, 2018 compared to $1,324,203 for the three months ended January 31, 2017. The increase in software revenue was a result of increases in sales to service providers.

            Subscription, support and maintenance revenue increased by $89,528 or 9% to $1,120,690 for the three months ended January 31, 2018 compared to $1,031,162 for the three months ended January 31, 2017. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners and enterprises partially offset by decreases in sales to service providers.

            Professional services and other revenue decreased by $27,946 or 14% to $172,048 for the three months ended January 31, 2018 compared to $199,994 for the three months ended January 31, 2017. The decrease in professional services and other revenue was a result of decreases in sales to channel partners and enterprises partially offset by increases in sales to service providers.

            North American revenue increased by $178,878 or 12% to $1,648,430 for the three months ended January 31, 2018 compared to $1,469,552 for the three months ended January 31, 2017, as a result of higher sales of software and service to channel partners and service providers. International revenue outside of North America increased by $349,666 or 32% to $1,435,473 for the three months ended January 31, 2018 compared to $1,085,807 for the three months ended January 31, 2017, as a result of higher sales of software to European service providers and enterprises.

	Nine Months Ended January 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$5,306,925	55%	$4,223,066	51%	$1,083,859	26%
Subscription, support and maintenance	$3,069,371	32%	$2,944,349	35%	$125,022	4%
Professional services and other	$1,230,978	13%	$1,165,051	14%	$65,927	6%
Total revenue	$9,607,274	100%	$8,332,466	100%	$1,274,808	15%

	Nine Months Ended January 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Region
North America	$5,158,026	54%	$4,904,939	59%	$253,087	5%
International	$4,449,248	46%	$3,427,527	41%	$1,021,721	30%
Total revenue	$9,607,274	100%	$8,332,466	100%	$1,274,808	15%

            For the nine months ended January 31, 2018, we generated $9,607,274 in revenue compared to $8,332,466 for the nine months ended January 31, 2017, representing an increase of $1,274,808 or 15%.

            Software revenue increased by $1,083,859 or 26% to $5,306,925 for the nine months ended January 31, 2018 compared to $4,223,066 for the nine months ended January 31, 2017. The increase in software revenue was a result of increases in sales to service providers, channel partners, and enterprises.

            Subscription, support and maintenance revenue increased by $125,022 or 4% to $3,069,371 for the nine months ended January 31, 2018 compared to $2,944,349 for the nine months ended January 31, 2017. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners and enterprises partially offset by decreases in sales to service providers.

            Professional services and other revenue increased by $65,927 or 6% to $1,230,978 for the nine months ended January 31, 2018 compared to $1,165,051 for the nine months ended January 31, 2017. The increase in professional services and other revenue was a result of increases in sales to service providers partially offset by decreases in sales to enterprises.

            North American revenue increased by $253,087 or 5% to $5,158,026 for the nine months ended January 31, 2018 compared to $4,904,939 for the nine months ended January 31, 2017, as a result of higher sales of software to enterprises, channel partners, and service providers. International revenue outside of North America increased by $1,021,721 or 30% to $4,449,248 for the nine months ended January 31, 2018 compared to $3,427,527 for the nine months ended January 31, 2017, as a result of higher sales of software and services to European service providers and channel partners.

Operating Expenses

Cost of Sales

            Cost of sales for the three and nine months ended January 31, 2018 and 2017 were as follows:

	January 31, 2018		January 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$362,057	12%	$360,722	14%	$1,335	−%
Nine months ended	$1,131,122	12%	$1,334,385	16%	($203,263)	(15%	)

            Cost of sales was $362,057 for the three months ended January 31, 2018 which was slightly higher compared to $360,722 for the three months ended January 31, 2017.

            Cost of sales was $1,131,122 for the nine months ended January 31, 2018 compared to $1,334,385 for the nine months ended January 31, 2017. The decrease of $203,263 or 15% was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $191,500 and a decrease in other expenses of approximately $11,800.

Sales and Marketing

            Sales and marketing expenses for the three and nine months ended January 31, 2018 and 2017 were as follows:

	January 31, 2018		January 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$996,470	33%	$819,958	32%	$176,512	22%
Nine months ended	$3,031,981	32%	$2,770,367	33%	$261,614	9%

            Sales and marketing expenses were $996,470 for the three months ended January 31, 2018 compared to $819,958 for the three months ended January 31, 2017. The increase of $176,512 or 22% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $120,300, an increase in travel and trade show expenses of approximately $21,500, an increase in other expenses of approximately $19,300, and an increase in marketing expenses of approximately $15,400.

            Sales and marketing expenses were $3,031,981 for the nine months ended January 31, 2018 compared to $2,770,367 for the nine months ended January 31, 2017. The increase of $261,614 or 9% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $170,500, an increase in marketing expenses of approximately $40,100, an increase in other expenses of approximately $30,900, and an increase in dues and subscriptions expenses of approximately $20,100.

Research and Development

            Research and development expenses for the three and nine months ended January 31, 2018 and 2017 were as follows:

	January 31, 2018		January 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,361,219	45%	$1,215,783	47%	$145,436	12%
Nine months ended	$4,052,129	42%	$3,524,959	42%	$527,170	15%

            Research and development expenses were $1,361,219 for the three months ended January 31, 2018 compared to $1,215,783 for the three months ended January 31, 2017. The increase of $145,436 or 12% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $125,600, and an increase in other expenses of approximately $19,800.

            Research and development expenses were $4,052,129 for the nine months ended January 31, 2018 compared to $3,524,959 for the nine months ended January 31, 2017. The increase of $527,170 or 15% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $525,200, and an increase in other expenses of approximately $2,000.

General and Administrative

            General and administrative expenses for the three and nine months ended January 31, 2018 and 2017 were as follows:

	January 31, 2018		January 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$800,049	27%	$678,243	27%	$121,806	18%
Nine months ended	$2,407,234	25%	$2,531,322	30%	($124,088)	(5%	)

            General and administrative expenses were $800,049 for the three months ended January 31, 2018 compared to $678,243 for the three months ended January 31, 2017. The increase of $121,806 or 18% in general and administrative expenses was primarily attributable to an increase in wages, benefits and consulting fees of approximately $46,200, an increase in audit, legal and other professional expenses of approximately $38,000, and an increase in bad debts expense of approximately $37,800.

            General and administrative expenses were $2,407,234 for the nine months ended January 31, 2018 compared to $2,531,322 for the nine months ended January 31, 2017. The decrease of $124,088 or 5% in general and administrative expenses was primarily attributable to a reversal of a provision in the current period for third party license fees that have been accrued in prior years, but are not payable, of approximately $115,600, a decrease in bad debts expense of approximately $100,500, a decrease in audit, legal and other professional expenses of approximately $36,800, and a decrease in other expenses of approximately $3,000, The decrease in general and administrative expenses were partially offset by an increase in wages, benefits and consulting fess of approximately $90,300, and an increase in investor relations expenses of approximately $41,500.

Interest and Other Income

            Interest income for the three and nine months ended January 31, 2018 was $nil for both periods compared to $36 and $222, respectively, for the three and nine months ended January 31, 2017. Interest expense for the three and nine months ended January 31, 2018 was $123 and $338, respectively, compared to $nil for both periods for the three and nine months ended January 31, 2017.

            Foreign exchange gain (loss) for the three and nine months ended January 31, 2018 was ($342,328) and ($756,512), respectively, compared to ($162,829) and $218,274, respectively, for the three and nine months ended January 31, 2017. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

            The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	January 31, 2018	April 30, 2017
Cash and cash equivalents	$3,048,418	$2,071,019
Current assets	$7,218,362	$4,375,341
Current liabilities	$4,570,198	$4,021,052
Total liabilities	$4,597,572	$4,053,837
Total assets	$14,800,998	$11,233,146

            As of January 31, 2018, we had $3,048,418 in cash and cash equivalents compared to $2,071,019 as of April 30, 2017, representing an increase of $977,399. Our working capital was $2,648,164 at January 31, 2018 compared to $354,289 at April 30, 2017, representing an increase of $2,293,875. Management anticipates that the future capital requirements of our company will be primarily funded through cash flows generated from operations and from working capital, and we may seek additional funding to meet ongoing operating expenses.

            Our company has $2,525,464 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

            Our cash flows for the nine months ended January 31, 2018 and 2017 are as follows:

	Nine months ended	Nine months ended
	January 31, 2018	January 31, 2017
Net cash used in operating activities	($1,868,407)	($405,489)
Net cash used in investing activities	($87,279)	($106,278)
Net cash provided by financing activities	$2,863,596	$889,869
Net increase in cash	$977,399	$361,960

Operating Activities

            Our operating activities resulted in a net cash outflow of $1,868,407 for the nine months ended January 31, 2018. This compares to a net cash outflow of $405,489 for the same period last year representing an increase of $1,462,918. The net cash outflow from operating activities for the nine months ended January 31, 2018 was primarily a result of a net loss of $1,772,042 and an increase in accounts receivable of $1,799,488. The net cash outflow was offset by stock based compensation of $494,883, non-cash foreign exchange loss of $707,942, unearned revenue of $286,724, and an increase in accounts payable of $166,680.

Investing Activities

            Investing activities resulted in a net cash outflow of $87,279 for the nine months ended January 31, 2018 primarily for investments in computer equipment and intangible assets. This compares with a net cash outflow from investing activities of $106,278 for the same period last year primarily for purchases of computer equipment and intangible assets. At January 31, 2018, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $2,863,596 for the nine months ended January 31, 2018 compared to a net cash inflow of $889,869 for the nine months ended January 31, 2017. The net cash inflow for the nine months ended January 31, 2018 was primarily a result of two non-brokered private placements. On January 24, 2018, we issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. And on July 20, 2017, we issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832.

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

            In February 2016, FASB issued ASU 2016-02, “Leases” which would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. We are currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Presently, our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through March 2019.

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

            Operating expenses of $3,519,795 exceeded revenue of $3,083,903 for the three months ended January 31, 2018. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 31, 2018 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended January 31, 2018 (2017 - none).

Risks Associated with our Common Stock

            Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

            Based on the 5,935,206 shares of common stock that were issued and outstanding as of January 31, 2018, our directors owned approximately 51% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options, warrants and deferred share units exercise or settle all of their vested stock options, warrants and deferred share units as at January 31, 2018, then we would be required to issue an additional 643,674 shares of our common stock, which would represent approximately 11% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
November 1, 2017 to November 30, 2017	−	−	−	184,213
December 1, 2017 to December 31, 2017	−	−	−	184,213
January 1, 2018 to January 31, 2018	−	−	−	184,213
Total	−	−	−	184,213

(1)	Pursuant to a normal course issuer bid announced on March 27, 2017, which commenced on March 29, 2017 and expires on March 28, 2018 to purchase up to 258,613 shares of our common stock.

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

10.3
Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4	Form of Subscription Agreement dated October 29, 2009 between our company and various investors

10.5	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015

10.6	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015

10.7	Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016

10.8	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016

10.9	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017

10.10	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018

10.11	Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of Donovan Jones (filed herewith).

31.2	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of Donovan Jones (filed herewith).

32.2	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Donovan Jones
Donovan Jones
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2018

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2018