Form 10-K
period 2018-04-30
COUNTERPATH CORP
filed 2018-07-25
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Approximately $6,583,600 based on a price of $2.46 per share, being the average of bid and ask prices on October 31, 2017 as quoted on NASDAQ.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,932,640 shares of common stock issued and outstanding as of July 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 20, 2018 are incorporated by reference into Part III of this annual report on Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated herein and therein by reference, contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements in this annual report may include statements about:

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

References

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to our shares of common stock. Unless otherwise indicated, the terms “we”, “us” and “our” as used in this annual report refer to CounterPath Corporation and its wholly-owned subsidiaries.

PART I

Item 1.	Business.

Overview

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our solutions to increase employee productivity and to reduce certain communication costs. Telecommunication service providers typically deploy our solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target business customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold software and services to more than 716 different customers in over 73 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

Industry

The telecommunication industry is undergoing a fundamental transition from legacy circuit switched networks to packet switched networks that are more flexible and economical to operate. At the same time, consumers and businesses are rapidly adopting new mobile technologies. We believe enterprises want to capitalize upon these trends by launching innovative OTT services to increase employee mobility, increase employee productivity, and reduce certain communication costs. At the same time, telecommunication service providers are facing a number of threats, including the commoditization of their legacy voice businesses, the decline in short message service (SMS) revenues, regulatory changes that increase competition in certain areas and reduce certain revenues, and the proliferation of third party OTT services such as Skype, WhatsApp and Viber that are intermediating customer relationships and reducing certain revenue streams. Given these factors, some telecommunication service providers are looking to defend their businesses by launching their own innovative OTT services to counter some of the threats they are facing, and to possibly create new revenue streams. In addition, both enterprises and telecommunication service providers are looking to simplify their IT operations by procuring cloud-based services rather than purchasing systems outright and running them independently. The migration towards cloud-based services typically reduces up-front capital expenditures and simplifies IT operations.

Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.47 billion smartphones were shipped in 2017. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. IT departments are often challenged to provide users with the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX (Private Branch Exchange) functionality as if they were in the office and connected to the secure enterprise network, while our Bria Desktop softphones enable users to cost-effectively replace or augment their traditional desk phones. Our Stretto Platform simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones.

Enterprises are also adapting to the new and increasingly complex environment by shifting away from purchasing stand-alone software applications and running them on in-house servers, to purchasing cloud-based services. This typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Stretto PlatformTM can be purchased as cloud based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to small, medium and large businesses. For small businesses, we launched a subscription service known as Bria X, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria softphones per user; this solution is available exclusively through our on-line store. For the medium and larger businesses we offer Cloud Solutions which is sold through channel partners and our direct sales team under a subscription licensing agreement and includes our Bria Softphones and access to our Stretto Platform Provisioning Module. Cloud Solutions enables enterprises to quickly launch unified communications services using our solutions, without deploying additional server hardware in the datacenter.

Telecommunication service providers, including cable, wireless and Voice over IP operators are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are “cutting the cord” and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV and Netflix are gaining significant traction, leading some subscribers to cancel their television service or down grade to less expensive bundles, placing additional pressure on top-line revenues at some service providers. Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and Viber. We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled “Operator OTT Services” with unique value added features that are difficult for third-parties to replicate. Our Operator Solutions enable service providers to provision single identity, one number services that increase a subscriber’s usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

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

Softphones

Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers’ networks. In addition to maintaining certification with leading SIP infrastructure vendors (such as Cisco, Avaya and Genesys), our softphones are tightly integrated with solutions from Salesforce.com, Microsoft, Oracle, AirWatch (a VMware company), and Blackberry (formerly Good Technologies), to name a few. We have performed integration with leading USB headset and Bluetooth device vendors, including Plantronics, Jabra, Logitech and Sennheiser, to provide advanced levels of functionality when deployed in conjunction with CounterPath products.

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

Our SDK is targeted at developers that are seeking to build a unique communication application or incorporate advanced unified communications capabilities into their existing applications. For example, there is strong market demand within the healthcare vertical for adding unified communication capabilities to healthcare applications that were originally designed for managing prescriptions and tracking appointments for patients. We are targeting a number of industries, including the retail, healthcare and call- center verticals.

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

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers; it is also a key component of our Stretto Collaboration, Bria X and Cloud Solutions products.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The Stretto Platform includes a number of modules that can be separately purchased by customers, including:

o

Stretto Collaboration: Stretto Collaboration combines audio, video, screen-sharing, and messaging in one virtual meeting that extends the Bria softphone experience. Stretto Collaboration also offers the ability to manage video settings during a live session including the video layout, camera selection and video quality. Other features include convenient join, screen share, team messaging, and audio and video conferencing of up to 200 participants.

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

o

XMPP Messaging and Presence: The XMPP Messaging and Presence delivers standards- compliant secure messaging and presence services, and the ability to synchronize messages across all of the user’s devices.

Bria X and Cloud Solutions

Our Bria X and Cloud Solutions products combine the Bria Stretto™ client suite for desktops, smartphone and tablets with our cloud-hosted Stretto Platform™. Bria X was launched in 2016 as a subscription service, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria Softphones per user; this solution is available exclusively through our on-line store. For medium and large businesses, we offer Cloud Solutions, which is sold through channel partners and our direct sales team.

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

The softphone clients in our Bria X and Cloud Solutions offerings are updated with the most current release and available as a free download from the Apple iTunes store, Google Play, or direct download links (for desktop). Our softphone offers high-quality VoIP communications, delivered in an intuitive user interface, and includes premium features such as video calling, messaging and presence and premium audio and video codecs, where available.

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

We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners who would then typically resell our products to enterprises or telecommunication service providers. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users who purchase our applications directly from our online store or from third party online stores. To date, we have sold software and services to more than 716 different customers in over 73 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

We typically work with our customers to streamline the process of delivering our software to their end users. This includes customization and pre-configuring the information required to connect to the customer’s network and enabling or disabling certain features of our products. Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer’s brand. Co-labelling of our products means that the user interface that displays on the device screen for the end user to see remains as is, but the customer’s brand is also placed on the user interface. Private labelling of our products means that the customer can request that we change any and all features of the user interface and can remove all references to our company from the user interface. We receive professional service revenue for configuration and customization of our software.

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

We own or hold the exclusive license to 22 U.S. patents with counterparts granted or pending in other jurisdictions around the world. In addition, we are pursuing two in-house developed patent applications with counterparts pending in other jurisdictions around the world.

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

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors - Risks Associated with our Business and Industry” – “We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company” and “We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time consuming and costly”.

We license our software pursuant to agreements that impose restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Research and Development

Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S. wholly-owned subsidiary, BridgePort Networks, Inc. Our research and development team consists of a core software development department and a quality assurance department. Core software development is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2018 were $5,506,887 (2017- $4,843,813).

After Sales Service and Support

We sell our software on an as-is or limited warranty basis to end users, and we are not required to update or upgrade the software nor are we generally responsible for failure of our software to work on our customer’s computer network; however, we offer two levels of renewable annual support to our non-end user customers for a specified percentage of the software license fees. Basic support includes product bug-fixes, eight (8) a.m. to eight (8) p.m. (Eastern Time), telephone support and email support during the one-year period following the date of sale. Bug-fixes are software updates which fix a known deficiency in the software product. Our extended support includes basic support and product upgrades. Product upgrades are separate from bug-fixes and include new or enhanced product features. For additional fees, we provide professional services, which include assisting our customers in customizing, deploying and implementing our applications. We currently maintain a support forum on the Internet at www.support.counterpath.com and product user manuals are available online at www.counterpath.com.

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

Employees

As of April 30, 2018, we employed 102 people, comprised of 98 people employed full-time, 31 of whom are engaged in sales and marketing, 38 in research and development, 20 in services and support, and 9 in general and administration, and 4 people employed part-time engaged in sales and marketing, research and development and general and administration. We also contracted with 27 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Presently our operating cash flows are not sufficient to meet operating and capital expenses. Our business plan calls for continued research and development of our products and expansion of our market share. We will require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. However, our management projects that under our current operating plan that sufficient cash is available to meet our ongoing operating expenses and working capital requirements through July 31, 2019.

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

Operating expenses increased to $15,175,511 for the year ended April 30, 2018 from $13,639,207 for the year ended April 30, 2017 and our revenue increased to $12,381,741 for the year ended April 30, 2018 from $10,685,590 for the year ended April 30, 2017. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

We are subject to the credit risk of our customers. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Similarly, payment from customers with longer payment terms may be delayed which could have an impact on our projected cash flows. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense.

We are exposed to fluctuations in interest rates and exchange rates associated with foreign currencies.

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2018 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. During the years ended April 30, 2018 and 2017, we did not enter into any forward contracts for hedging purposes.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. From time to time, we are also subject to reviews, examinations and audits by taxing authorities with respect to such income and non-income-based taxes inside and outside of the U.S. When a taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties. Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our operating results and financial condition.

If a security breach or cyberattack of our IT networks and systems, or any of our products, occurs, our operations could be interrupted, our products and services may be perceived as vulnerable, and our brand and reputation could be damaged, which could reduce revenue, increase expenses, and expose us to legal claims or regulatory actions.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we may be subject to litigation and financial losses that are not fully insured.

Risks Associated with our Common Stock

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on the 5,930,468 shares of common stock that were issued and outstanding as of April 30, 2018, our directors owned approximately 51% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

The exercise of all or any number of outstanding stock options or the issuance of other stock-based awards or any issuance of shares or warrants to raise funds may dilute your holding of shares of our common stock.

If the holders of outstanding stock options and deferred share units exercise or convert all of their vested stock options and vested deferred share units as at April 30, 2018, then we would be required to issue an additional 1,140,432 shares of our common stock, which would represent approximately 19% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and/or sell shares of our common stock.

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

We do not own any real property. Our Canadian operations are conducted in three leased offices respectively located in Vancouver and Victoria, British Columbia and Ottawa, Ontario. Our U.S. operations are conducted in two leased offices respectively located in Chicago, Illinois, and Dedham, Massachusetts. Our head office is located at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Capital Market under the symbol “CPAH” and the Toronto Stock Exchange under the symbol “PATH”.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock on the NASDAQ Capital Market and Toronto Stock Exchange based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions as reported by the NASDAQ Capital Market and the Toronto Stock Exchange, respectively.

Quarter Ended	NASDAQ(1) (U.S. dollars)		Toronto Stock Exchange(2) (Canadian dollars)
	High	Low	High	Low
July 31, 2016	$2.80	$1.93	$3.50	$2.50
October 31, 2016	$2.35	$1.89	$3.00	$2.50
January 31, 2017	$2.76	$1.81	$3.45	$2.45
April 30, 2017	$2.45	$1.92	$3.15	$2.65
July 31, 2017	$2.72	$1.75	$3.30	$2.42
October 31, 2017	$2.99	$2.12	$3.69	$2.85
January 31, 2018	$7.30	$2.09	$9.02	$2.71
April 30, 2018	$4.99	$2.49	$6.08	$3.21

(1)	Since July 11, 2012, our stock has been trading on the NASDAQ Capital Market under the trading symbol “CPAH”.

(2)

From August 20, 2012 to October 31, 2016, our stock traded on the Toronto Stock Exchange under the trading symbol “CCV”. Since November 1, 2016, our stock has been trading on the Toronto Stock Exchange under the trading symbol “PATH”.

Our shares of common stock are issued in registered form. Computershare located at 510 Burrard St., 3rd Floor, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.661.9549) is the registrar and transfer agent for our shares of common stock.

Holders

On July 16, 2018, the shareholders' list of our shares of common stock showed 113 registered shareholders and 5,932,640 shares outstanding.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2018.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2010 Stock Option Plan	675,042	$2.66	46,536
Employee Share Purchase Plan	−	N/A	61,331
Deferred Share Unit Plan	465,390	N/A	210,597

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,140,432	$2.66	318,464

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

As of April 30, 2018, there were 675,042 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 120,000 shares of our common stock under the ESPP. As of April 30, 2018, we have 61,331 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. As of April 30, 2018, we have issued and outstanding 465,390 DSUs under the DSUP. As of April 30, 2018, 24,014 previously issued DSUs have been converted to 24,014 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share (Canadian dollars) (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
2/1/2018 – 2/28/2018	−	−	−	−
3/1/2018 – 3/31/2018	−	−	−	284,278
4/1/2018 – 4/30/2018	−	−	−	284,278
Total	−	−	−	284,278

(1)	Pursuant to a normal course issuer bid announced on March 27, 2018, which commenced on March 29, 2018 and expires on March 28, 2019 to purchase up to 284,278 shares of our common stock.

On March 27, 2018, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 284,278 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

Purchases will be made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and may take place over a 12-month period beginning on March 29, 2018 and expiring on March 28, 2019. We are permitted to make block purchases once per calendar week in accordance with the rules of the TSX. The daily purchase restriction is 1,199 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid will be returned to treasury and cancelled.

In connection with the normal course issuer bid, we renewed our automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of our shares. Under the purchase plan, National Bank may purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan has been approved by the TSX and was implemented as of March 28, 2018. Purchases will be made by National Bank on the open market based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

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

Selected Consolidated Financial Information

The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2018 and 2017, and as at April 30, 2018 and April 30, 2017, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2018 and 2017. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2018	2017
Cash	$2,348,883	$2,071,019
Current assets	$6,049,138	$4,375,341
Total assets	$13,334,227	$11,233,146
Current liabilities	$5,068,939	$4,021,052
Total liabilities	$5,093,041	$4,053,837

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2018			2017
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$12,381,741	100%		$10,685,590	100%

Operating expenses	15,175,511	123%		13,639,207	128%
Loss from operations	($2,793,770)	(23%	)	($2,953,617)	(28%	)
Interest and other income (expense), net	(361)	−%		(2,883)	−%
Foreign exchange (loss) gain	(426,539)	(3%	)	497,985	5%
Net loss	($3,220,670)	(26%	)	($2,458,515)	(23%	)

Net income/loss per share
-Basic and diluted	$(0.59)			$(0.52)

Weighted average common shares outstanding
-Basic and diluted (1)	5,496,201			4,722,724

(1)

As at April 30, 2018 and 2017 common share equivalents of 1,140,432 and 888,814, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

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

On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 590,001 shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

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

We generate professional services and other revenue through services including product configuration and customization, implementation, dedicated engineering and training. The amount of product configuration and customization required by a customer typically increases as the order size increases from a given customer. Services and pricing may vary depending upon a customer’s requirements for customization, implementation and training.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, research and development, and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories.

Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) payments to third party vendors for development and hosted services and compression/decompression software known as codecs, (e) amortization of capitalized software that is implemented into our products and (f) warranty expense.

Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as advertising, promotions and trade shows and (e) other related overhead. Commissions are recorded as expense when earned by the employee. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

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

Revenue Recognition

We recognize revenue in accordance with ASC 985-605 “Software Revenue Recognition”.

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

Subscription revenue generated from cloud-based services is typically billed annually in advance based on the terms of the arrangement and recognized over the term of the service contract.

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

The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2018 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2018, we recorded an expense of $604,566 in connection with share-based payment awards. A future expense of non-vested options of $589,702 is expected to be recognized over a weighted-average period of 3.07 years. A future expense of non-vested deferred share units of $73,615 is expected to be recognized over a weighted-average period of 1.98 years.

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

Goodwill—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

In September of 2011, FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. Under the amendments of this update, an entity may first assess certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2018, did not result in an impairment charge for fiscal year 2018, nor did we record any goodwill impairment in fiscal 2017.

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

Results of Operations

Our operating activities during the year ended April 30, 2018, consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the twelve months ended April 30, 2018, we recorded an increase in operating costs on translation of Canadian dollar costs as compared to the twelve months ended April 30, 2017 of approximately $87,600.

Revenue

Revenues for the year ended April 30, 2018 and 2017 were as follows:

	Twelve Months Ended April 30,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$6,338,512	51%	$5,449,140	51%	$889,372	16%
Subscription, support and maintenance	$4,273,410	35%	$3,909,326	37%	$364,084	9%
Professional services and other	$1,769,819	14%	$1,327,124	12%	$442,695	33%
Total revenue	$12,381,741	100%	$10,685,590	100%	$1,696,151	16%

Revenue by Region
North America	$6,916,556	56%	$6,220,367	58%	$696,189	11%
International	$5,465,185	44%	$4,465,223	42%	$999,962	22%
Total revenue	$12,381,741	100%	$10,685,590	100%	$1,696,151	16%

For the year ended April 30, 2018, we generated $12,381,741 in revenue compared to $10,685,590 for the year ended April 30, 2017, representing an increase of $1,696,151 or 16%.

Software revenue increased by $889,372 or 16% to $6,338,512 for the year ended April 30, 2018 compared to $5,449,140 for the year ended April 30, 2017. The increase in software revenue was primarily a result of increased sales to service providers and channel partners.

Subscription, support and maintenance revenue increased by $364,084 or 9% to $4,273,410 for the year ended April 30, 2018 compared to $3,909,326 for the year ended April 30, 2017. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners.

Professional services and other revenue increased by $442,695 or 33% to $1,769,819 for the year ended April 30, 2018 compared to $1,327,124 for the year ended April 30, 2017. The increase in professional services and other revenue was a result of increased sales to service providers and channel partners.

North American revenue increased by $696,189 or 11% to $6,916,556 for the year ended April 30, 2018 compared to $6,220,367 for the year ended April 30, 2017, as a result of higher sales of software and services to North American channel partners and service providers. International revenue outside of North America increased by $999,962 or 22% to $5,465,185 for the year ended April 30, 2018 compared to $4,465,223 for the year ended April 30, 2017, as a result of higher sales of software and services to international service providers and channel partners.

Operating Expenses

Cost of Sales

Twelve Months Ended April 30,    Cost of sales for the year ended April 30, 2018 and 2017 were as follows:

	April 30, 2018		April 30, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$1,629,814	13%	$1,729,930	16%	($100,116)	(6%	)

Cost of sales was $1,629,814 for the year ended April 30, 2018 compared to $1,729,930 for the year ended April 30, 2017. The decrease of $100,116, or 6%, was primarily due to a decrease in wages, benefits and consulting fees of approximately $95,300 and decreases in other expenses of approximately $4,900. Cost of sales expressed as a percent of revenue was 13% of revenue for the year ended April 30, 2018 compared to 16% for the year ended April 30, 2017.

Sales and Marketing

Sales and marketing expenses for the year ended April 30, 2018 and 2017 were as follows:

	April 30, 2018		April 30, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,155,132	34%	$3,831,438	36%	$323,694	8%

Sales and marketing expenses were $4,155,132 for the year ended April 30, 2018 compared to $3,831,438 for the year ended April 30, 2017. The increase of $323,694, or 8%, was primarily attributable to increases of $192,100 in wages, benefits, commissions and consulting fees, $68,100 in promotions and advertising expenses, $39,000 related to dues and subscriptions and other expenses of approximately $24,400.

Research and Development

Research and development expenses for the year ended April 30, 2018 and 2017 were as follows:

	April 30, 2018		April 30, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,506,887	44%	$4,843,813	45%	$663,074	14%

Research and development expenses were $5,506,887 for the year ended April 30, 2018 compared to $4,843,813 for the year ended April 30, 2017. The increase of $663,074, or 14%, resulted primarily from increases in wages, benefits and consulting fees of approximately $647,400 and other expenses of approximately $15,600.

General and Administrative

General and administrative expenses for the years ended April 30, 2018 and 2017 were as follows:

	April 30, 2018		April 30, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$3,883,678	31%	$3,234,026	30%	$649,652	20%

General and administrative expenses for the year ended April 30, 2018 were $3,883,678 compared to $3,234,026 for the year ended April 30, 2017. The increase of $649,652, or 20%, in general and administrative expenses was primarily attributable to increases of $357,400 in non-income based tax accrual, $224,900 in bad debts reserve, $70,800 in investor relations expenses, $57,300 in wages, benefits, commissions, director fees and consulting fees and $87,000 in other general expenses. This increase was offset by a reversal of $120,600 related to a prior year accrual for third party license fees and an overall decrease in legal and professional fees of approximately $27,100.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the year ended April 30, 2018 was ($426,900) compared to $495,102 for the year ended April 30, 2017. The decrease of $922,002 was primarily due to a foreign exchange loss in the current year of approximately $426,500, compared to a foreign exchange gain of approximately $498,000 in the prior year as result of the strengthening of the Canadian dollar against the U.S. dollar during the year ended April 30, 2018. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. This also includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us. This change was offset by a decrease in interest expense of approximately $2,700 in the current year.

Liquidity and Capital Resources

As at April 30, 2018, we had $2,348,883 in cash compared to $2,071,019 at April 30, 2017, representing an increase of $277,864. Our working capital was $980,199 at April 30, 2018 compared to $354,289 at April 30, 2017, representing an increase of $625,910. Management anticipates that future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

As at April 30, 2018, we had $971,070 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

Our operating activities resulted in a net cash outflow of $2,427,090 for the year ended April 30, 2018, compared to a net cash outflow of $702,732 for the year ended April 30, 2017, representing an increase of $1,724,358. This increase is primarily due to an increase in the change in accounts receivable by $2,451,400 and an increase in the net loss by approximately $762,200, offset by a decrease in the change in non-cash foreign exchange of approximately $1,030,500 and a decrease in the change in accounts payable and accrued liabilities by $508,100. The net cash flow outflow from operating activities for the year ended April 30, 2018 was primarily the result of a net loss of $3,220,700 and an increase in accounts receivable of $1,375,600. The net cash outflow was primarily offset by stock-based compensation of $604,600, unearned revenue of $430,900, non-cash foreign exchange loss of $468,400, increase in accounts payable of $561,700 and depreciation and amortization of $113,800.

Investing Activities

Investing activities resulted in a net cash outflow of $125,133 for the year ended April 30, 2018, related primarily to the purchase of equipment and trademarks during the year. This compares with a net cash outflow of $128,241 for the year ended April 30, 2017, primarily due to the purchase of equipment. At April 30, 2018, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $2,869,871 for the year ended April 30, 2018 compared to a net cash inflow of $766,015 for the year ended April 30, 2017. The net cash inflow for the year ended April 30, 2018 was primarily a result of two non-brokered private placements. On January 24, 2018, we issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. On July 20, 2017, we issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In addition, the Company received $69,325 for shares issued under the employee stock purchase plan.

During the year ended April 30, 2018, we repurchased 13,600 shares of common stock at an average price of approximately $2.49 (CDN$3.18), for a total of approximately $33,119 (CDN$43,218) pursuant to a normal course issuer bid effective during the period March 29, 2017 to March 28, 2018. On March 29, 2018, we filed another normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid, we are authorized to purchase up to 284,278 shares of our common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. As of April 30, 2018, a total of 153,988 shares have been repurchased and cancelled since the normal issuer bid plan was initiated.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This amendment is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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

The new standard will be effective for us in the quarter ending July 31, 2018 and permits two methods of adoption: (1) the full retrospective method, which requires the standard to be applied to each prior period presented, or (2) the modified retrospective method, whereby ASU 2014-09 would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with the cumulative effect of adoption on contracts with remaining performance obligations to be recognized as an adjustment to opening retained earnings in the period of adoption. In 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations”, ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We anticipate adopting the standard using the modified retrospective method and are currently assessing the impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2018

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CounterPath Corporation and subsidiaries (the “Company”) as of April 30, 2018 and 2017 the consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders’ equity, for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. Further, we are required to be independent of the Company in accordance with the ethical requirements that are relevant to our audits of the financial statements in Canada, and to fulfill our other ethical responsibilities in accordance with these requirements.

We conducted our audits in accordance with the standards of the PCAOB and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO Canada LLP

Chartered Professional Accountants

Vancouver, Canada
July 24, 2018

We have served as the Company’s auditor since 2006.

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2018	2017
Assets
Current assets:
Cash	$2,348,883	$2,071,019
Accounts receivable (net of allowance for doubtful accounts of $322,638 (2017 - $80,232)) – Note 2	3,509,010	2,133,469
Prepaid expenses and deposits	191,245	170,853
Total current assets	6,049,138	4,375,341

Deposits	98,633	91,400
Equipment – Note 3	121,819	125,813
Goodwill – Note 2	6,843,575	6,440,955
Intangibles and other assets – Note 4	221,062	199,637
Total Assets	$13,334,227	$11,233,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities – Note 5	$2,437,733	$1,825,528
Unearned revenue	2,565,876	2,134,948
Customer deposits	2,200	6,211
Accrued warranty – Note 2	63,130	54,365
Total current liabilities	5,068,939	4,021,052

Deferred lease inducements	14,339	23,022
Unrecognized tax liability – Notes 9	9,763	9,763
Total liabilities	5,093,041	4,053,837

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: April 30, 2018 – nil; April 30, 2017 – nil	–	–
Common stock, $0.001 par value – Note 8 Authorized: 100,000,000 Issued: April 30, 2018 – 5,930,468; April 30, 2017 – 5,005,245	5,931	5,005
Treasury stock	–	(60)
Additional paid-in capital	75,170,181	71,680,575
Accumulated deficit	(63,701,685)	(60,481,015)
Accumulated other comprehensive loss – currency translation adjustment	(3,233,241)	(4,025,196)
Total stockholders’ equity	8,241,186	7,179,309
Liabilities and Stockholders’ Equity	$13,334,227	$11,233,146

Commitments – Note 11
Contingencies – Note 12

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2018	2017
Revenue – Note 10:
Software	$6,338,512	$5,449,140
Subscription, support and maintenance	4,273,410	3,909,326
Professional services and other	1,769,819	1,327,124
Total revenue	12,381,741	10,685,590
Operating expenses:
Cost of sales (includes depreciation of $6,337 (2017 - $6,559))	1,629,814	1,729,930
Sales and marketing	4,155,132	3,831,438
Research and development	5,506,887	4,843,813
General and administrative	3,883,678	3,234,026
Total operating expenses	15,175,511	13,639,207
Loss from operations	(2,793,770)	(2,953,617)
Interest and other (expense) income, net
Interest and other income	3	173
Interest expense	(364)	(3,056)
Foreign exchange (loss) gain	(426,539)	497,985
Total interest and other (expense) income, net	(426,900)	495,102
Net loss for the year	$(3,220,670)	$(2,458,515)

Net loss per share:
Basic and diluted – Note 13	$(0.59)	$(0.52)

Weighted average common shares outstanding:
Basic and diluted – Note 13	5,496,201	4,722,724

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net loss for the year	$(3,220,670)	$(2,458,515)
Other comprehensive loss:
Foreign currency translation adjustments	791,955	(1,082,556)
Comprehensive loss	$(2,428,715)	$(3,541,071)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss for the year	$(3,220,670)	$(2,458,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(10,175)	(9,861)
Depreciation and amortization	113,805	113,880
Foreign exchange (gain) loss	468,354	(562,102)
Stock-based compensation – Note 8	604,566	835,918
Issuance of common stock for services	16,156	13,963
Changes in assets and liabilities:
Accounts payable and accrued liabilities	561,703	(46,381)
Accounts receivable	(1,375,552)	1,075,810
Accrued warranty	8,765	(6,991)
Customer deposits	(6,325)	(567)
Prepaid expenses and deposits	(18,645)	16,023
Unearned revenue	430,928	326,091
Net cash used in operating activities	(2,427,090)	(702,732)

Cash flows from investing activities:
Purchases of equipment	(100,300)	(99,939)
Purchases of intangibles	(24,813)	(28,302)
Net cash used in investing activities	(125,113)	(128,241)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,902,990	898,693
Repurchases of common stock	(33,119)	(132,678)
Net cash used in by financing activities	2,869,871	766,015

Foreign exchange effect on cash	(39,804)	(23,761)

Increase (decrease) in cash	277,864	(88,719)

Cash, beginning of the year	2,071,019	2,159,738
Cash, end of the year	$2,348,883	$2,071,019

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$364	$3,056
Taxes	$–	$–

Non cash transactions – Notes 7 and 8

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2018 and 2017
(Stated in U.S. Dollars)

>
	Common shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance, April 30, 2016	4,542,348	$4,542	(400)	$–	$70,065,082	$(58,022,500)	$(2,942,640)	$9,104,484

Shares issued:
Private placement, net of share issuance costs – Note 8	454,097	454	–	–	898,239	–	–	898,693
Issuance of common stock for services – Note 8	13,500	14	–	–	13,949	–	–	13,963
Share repurchase plan	–	–	(64,200)	(65)	(133,417)	–	–	(133,482)
Cancellation of shares – Note 8	(4,700)	(5)	4,700	5	804	–	–	804
Stock-based compensation – Note 8	–	–	–	–	835,918	–	–	835,918
Net income (loss) for the year	–	–	–	–	–	(2,458,515)	–	(2,458,515)
Foreign currency translation adjustment	–	–	–	–	–	–	(1,082,556)	(1,082,556)
Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued:
Private placement, net of share issuance costs – Note 8	966,740	967	–	–	2,831,479	–	–	2,832,446
Issuance of common stock for services – Note 8	6,789	7	–	–	16,149	–	–	16,156
Share repurchase plan	–	–	(13,600)	(14)	(33,829)	–	–	(33,843)
Cancellation of shares Note 8	(73,500)	(74)	73,500	74	724	–	–	724
Stock-based compensation – Note 8	–	–	–	–	604,566	–	–	604,566
Employee share purchase program	24,699	25	–	–	69,300	–	–	69,325
Exercise of stock options	495	1	–	–	1,217	–	–	1,218
Net loss for the period	–	–	–	–	–	(3,220,670)	–	(3,220,670)
Foreign currency translation adjustment	–	–	–	–	–	–	791,955	791,955

Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company focuses on the design, development, marketing and sales of software applications and related services, such as pre and post sales technical support and customization services, that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. The Company’s products are sold either directly or through channel partners, to small, medium and large businesses (“enterprises”) and telecom service providers in North America, and in Europe, Middle East, Africa (“collectively EMEA”), Asia Pacific and Latin America.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise disclosed.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, and BridgePort Networks, Inc. (“BridgePort”), a company incorporated under the laws of the state of Delaware. The results of NewHeights Software Corporation (“NewHeights”), which subsequently was amalgamated with another subsidiary to become CounterPath Technologies Inc., are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (“FirstHand”), which subsequently was amalgamated with CounterPath Technologies Inc., and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

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

As of April 30, 2018, the Company does not have any commitments to raise funds; however, the Company has historically been able to raise additional financing to assist with the Company’s transition.

As of the date of these financial statements, and from the planned cost management and reduction measures, the Company has sufficient liquidity to meet the ongoing cash requirements of the Company for one year after the issuance date of the financial statements. Therefore, although substantial doubt has been raised, this has been alleviated by management’s plans.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by federal deposit insurance; however, the Company believes that its credit risk is immaterial. The Company is also subject to concentrations of credit risk in its accounts receivable. The Company monitors and actively manages its receivables, and from time to time will insure certain receivables with higher credit risk and may require collateral or other securities to support its accounts receivable.

The table below presents significant customers who accounted for greater than 10% of total accounts receivable and as of April 30, 2018 and 2017:

	April 30,
	2018	2017
Customer A	18%	13%
Customer B	13%	−%

Revenue Recognition

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

A substantial amount of the Company’s sales involve multiple element arrangements, such as products, support, professional services, and training. When arrangements include multiple elements, the Company allocates the total fee to delivered elements using the residual method when vendor specific objective evidence (VSOE) does not exist for the delivered element but VSOE for the undelivered item exists. Under the residual method, consideration is allocated to the undelivered items based on their respective VSOEs and is deferred, with the remaining portion of the arrangement consideration generally recognized upon delivery of the delivered item. The Company analyzes each arrangement to determine if VSOE exists for the undelivered element, typically support services, and if VSOE does not exist, all revenue is deferred until VSOE is established or the element has been delivered.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Revenue is allocated to each of the undelivered elements based on its respective fair value.

For contracts with elements related to customized network solutions and certain network build-outs, for transactions accounted for as sales of products or services, we apply ASC Subtopic 605-25 “Revenue Recognition – Multiple-Element Arrangements” and revenues are recognized under ASC 605-35”Revenue Recognition – Construction type and Production type Contract”, for long-term transactions entered to supply software, or software systems, that require significant modification or customization, generally using the percentage-of-completion method.

For multi-element arrangements with deliverables that are non-software related, the Company allocates revenue to all deliverables based on their selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Subscription revenue generated from cloud-based services is typically billed annually in advance based on the terms of the arrangement and recognized over the term of the service contract.

Support and maintenance services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

Stock-Based Compensation

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

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 “Equity based payments to non-employees” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2018 and April 30, 2017 using the assumptions more fully described in Note 8.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Equipment and Amortization

Equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives as follows:

Computer hardware	Two years
Computer software	Two years
Leasehold improvements	Shorter of lease term or estimated economic life
Office furniture	Five years
Website	Three years

Research and Development

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

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired and liabilities assumed as of the acquisition date. ASC Topic 350 “Intangibles – Goodwill” requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Management has determined that the Company operates as a single operating segment and consequently a single reporting unit due to the similar economic characteristics of its components and the nature of the products and services offered by those components. If the recorded value of the Company’s assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

In September of 2011, FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. Under the amendments of this update, an entity may first assess certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Determining the fair value of the reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Goodwill was initially recorded upon the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. At the time of each acquisition and as of the date of the consolidated financial statements, the Company recognized the following:

				April 30,
	Acquisition Date			2018	2017
NewHeights	$6,339,717	CDN$	6,704,947	$5,221,202	$4,914,029
FirstHand	2,083,960		2,083,752	1,622,373	1,526,926
	$8,423,677	CDN$	8,788,699	$6,843,575	$6,440,955

The Company performed its annual impairment test during the fourth quarter for the years ended April 30, 2018 and 2017 and concluded that there has been no impairment to the carrying amount.

Intangible Assets

The Company’s intangible assets consists of patents and trademarks. Costs related to granted patents are capitalized and amortized over the expected life of the patent which ranges from 16 to 20 years. Costs related to patent applications are expensed as incurred. Costs related to trademarks are capitalized and are not amortized as the Company expects such trademarks to be used indefinitely.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2018	2017
Balance of allowance for doubtful debts, beginning of year	$80,232	$547,173
Bad debt provision	578,024	346,689
Write-off of receivables	(335,618)	(813,630)
Balance of allowance for doubtful debts, end of year	$322,638	$80,232

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

Foreign Currency Translation

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

Accrued Warranty

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2018 and 2017 were as follows:

	Years Ended April 30,
	2018	2017
Balance, beginning of year	$54,365	$61,356
Usage during the year	−	−
Additions (reductions) during the year	8,765	(6,991)
Balance, end of year	$63,130	$54,365

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied which may involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Derivative Instruments

Although a majority of the Company’s revenue activities are transacted in U.S. dollars, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally. A significant portion of the Company’s operations is conducted in Canadian dollars. To help manage exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar denominated cash flows, the Company may enter into foreign currency forward contracts.

The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets. Accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as part of a hedging relationship. For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of change in fair value of the derivative is reported as a component of other comprehensive loss, and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of change in fair value is recorded as a component of net loss on the consolidated statements of operations. If hedge accounting is discontinued for any other reason, any previously deferred gain or loss will remain in other comprehensive loss and amortized into earnings as the hedged transaction affects future earnings. For undesignated derivative instruments, the change in fair value is reported as a component of net loss on the consolidated statements of operations.

As of April 30, 2018 and 2017, the Company did not enter into any derivative contracts.

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

The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of these investments in the foreseeable future. The amount of the deferred tax liability related to the Company’s investment in foreign subsidiaries is not reasonably determinable.

The Company has $971,070 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Comprehensive Loss

Comprehensive loss is comprised of net profit or loss, and foreign currency translation adjustments.

Loss per Share

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2018, income per share excludes 1,140,432 (April 30, 2017 – 888,814) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

Investment tax credits

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely than not that the tax credits will be realized.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This amendment is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for Company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. Topic 606, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 was issued which delayed the effective date for public entities to reporting periods beginning after December 15, 2017.

The new standard will be effective for the Company in the quarter ending July 31, 2018 and permits two methods of adoption: (1) the full retrospective method, which requires the standard to be applied to each prior period presented, or (2) the modified retrospective method, whereby ASU 2014-09 would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with the cumulative effect of adoption on contracts with remaining performance obligations to be recognized as an adjustment to opening retained earnings in the period of adoption. In 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations”, ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company anticipates adopting the standard using the modified retrospective method and is currently assessing the impact on its consolidated financial statements.

Note 3	Equipment

The following presents the categories within equipment:

	April 30, 2018
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,193,527	$1,109,268	$84,259
Computer software	1,013,277	1,012,749	528
Leasehold improvements	263,774	236,112	27,662
Office furniture	194,702	185,332	9,370
Websites	120,339	120,339	−
	$2,785,619	$2,663,800	$121,819

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

	April 30, 2017
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,036,217	$967,681	$68,536
Computer software	993,425	986,560	6,865
Leasehold improvements	230,730	200,434	30,296
Office furniture	173,902	162,120	11,782
Websites	118,772	110,438	8,334
	$2,553,046	$2,427,233	$125,813

Note 4	Intangibles and Other Assets

The following tables presents the major components within intangibles and other assets for the years ended April 30, 2018 and 2017:

	April 30, 2018
		Accumulated
	Cost	Amortization	Net

Patents	$461,637	$(411,788)	$49,849
Trademarks	165,462	−	165,462
Other assets	5,751	−	5,751
	$632,850	$(411,788)	$221,062

	April 30, 2017
		Accumulated
	Cost	Amortization	Net
Patents	$452,306	$(408,287)	$44,019
Trademarks	149,979	−	149,979
Other assets	5,639	−	5,639
	$607,924	$(408,287)	$199,637

During the years ended April 30, 2018 and 2017, the Company recorded amortization expense related to patents of $3,500 and $3,319, respectively. The weighted average remaining amortization period for patents was 13.2 years and 12.0 years for the years ended April 30, 2018 and 2017, respectively.

The following table presents estimated future patent amortization for the next five years:

Years ended April 30,
2019	$5,355
2020	4,248
2021	4,248
2022	4,248
2023	4,248
Thereafter	27,502
Total	$49,849

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2018 and 2017 are comprised of the following:

	April 30,
	2018	2017
Accounts payable – trade	$678,760	$404,234
Accrued commissions	215,172	241,883
Accrued vacation	744,108	607,238
Third party software royalties	207,531	328,740
Other accrued liabilities	592,162	243,433
	$2,437,733	$1,825,528

Note 6	Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to valuation of these assets or liabilities are set forth below. Transfers between levels are recognized at the end of each quarter. The Company did not recognize any transfers between levels during the periods presented.

Level 1—Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs (other than quoted prices included in Level 1) are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3— unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying values of financial instruments classified as current assets and current liabilities approximates their fair values, based on the nature and short maturity of these instruments, and are presented in the Company’s financial statements at carrying cost.

Note 7	Related Party Transactions

During the year ended April 30, 2018, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $83,957 (2017 - $78,386) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $31,686 (2017 - $30,591) for the year ended April 30, 2018.

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement (“Private Placement”) at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. In connection with the Private Placement, Wesley Clover International Corporation, a company controlled by the Chairman of the Company, purchased 125,000 shares and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of our Company, purchased 125,000 shares.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

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

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 8	Common Stock

Private Placements

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

Shares Issued Pursuant to a Consulting Agreement

On October 16, 2017, the Company entered into an agreement to issue 14,000 shares of the Company’s common stock in exchange for investor relation services. The agreement was terminated on April 8, 2018 as the services were no longer required. Pursuant to the terms of the agreement, upon termination, 7,211 shares of common stock were returned to the Company.

Normal Course Issuer Bid Plan

During the year ended April 30, 2018, the Company repurchased 13,600 shares of common stock at an average price of approximately $2.49 (CDN$3.18), for a total of approximately $33,119 (CDN$43,218) pursuant to a normal course issuer bid effective during the period. During the year ended April 30, 2017, the Company repurchased 64,200 shares of common stock at an average price of approximately $2.08 (CDN$2.74) for a total of approximately $133,417 (CDN$175,850) pursuant to the normal course issuer bid in effect at the time.

On March 27, 2018, the Company filed another normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid, the Company is authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. As of April 30, 2018, a total of 153,988 shares have been cancelled, of which 59,900 shares of common stock related to repurchases made during the year ended April 30, 2017.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2018 and 2017 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not issued or considered common stock repurchases under the Company’s authorized plan and are not included in the common stock repurchase totals. In the consolidated financial statements, these withheld shares are netted against the number of shares that would have been issued upon vesting.

The weighted-average fair values of options granted during the years ended April 30, 2018 and 2017 were $1.90 and $1.54, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2018	April 30, 2017
Risk-free interest rate	2.14%	1.39%
Expected volatility	95.55%	94.95%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following is a summary of the status of the Company’s stock options as of April 30, 2018 and the stock option activity during the years ended April 30, 2018 and 2017:

	Number of		Weighted-Average
	Options		Exercise Price
Outstanding at April 30, 2016	410,730		$12.99
Granted	125,000		$2.38
Exercised	−	$	−
Forfeited / Cancelled	(49,268)		$4.16
Expired	(89,540)		$7.59
Outstanding at April 30, 2017	396,922		$2.46
Granted	324,000		$2.89
Exercised	(495)		$2.46
Forfeited / Cancelled	(15,385)		$2.53
Expired	(30,000)		$2.50
Outstanding at April 30, 2018	675,042		$2.66

Exercisable at April 30, 2018	256,555		$$2.47
Exercisable at April 30, 2017	221,739		$$2.49

The following table summarizes information regarding stock options outstanding as of April 30, 2018:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$2.03	10,000	$5,700	December 15, 2021	3,333	$1,900
$2.40	60,000	$12,000	July 15, 2021	26,250	$5,250
$2.41	47,760	$9,074	December 14, 2020	27,977	$5,316
$2.46	25,000	$3,500	March 14, 2022	6,771	$948
$2.50	210,282	$21,028	July 19, 2017 to July 17, 2020	192,224	$19,222
$2.89	322,000	$–	December 14, 2022	–	$–
April 30, 2018	675,042	$51,302		256,555	$32,636

April 30, 2017	396,922	$–		221,739	$–

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.60 per share as of April 30, 2018 (April 30, 2017 – $1.93), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2018 was 256,555 (April 30, 2017 – nil). The total intrinsic value of options exercised during the year ended April 30, 2018 was $1,742 (2017 – $nil). The grant date fair value of options vested during the year ended April 30, 2018 was $269,423 (April 30, 2017 – $412,602).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2018:

		Weighted Average
	Number of	Grant-Date
	Options	Fair Value
Non-vested options at April 30, 2016	173,935	$4.15
Granted	125,000	$1.54
Vested	(84,833)	$4.86
Forfeited	(38,919)	$1.95
Non-vested options at April 30, 2017	175,183	$3.49
Granted	324,000	$1.90
Vested	(73,965)	$3.64
Forfeited	(6,731)	$1.98
Non-vested options at April 30, 2018	418,487	$1.91

As of April 30, 2018, there was $589,702 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.07 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2018 and 2017 were as follows:

	April 30,
	2018	2017
Cost of sales	$55,444	$97,434
Sales and marketing	84,685	172,367
Research and development	60,964	102,975
General and administrative	129,227	166,713
Total stock-based compensation	$330,320	$539,489

Warrants

On September 4, 2015, the Company completed a non-brokered private placement (the “Private Placement”) of 293,000 units, at a price of $5.00 per unit, for gross aggregate proceeds of $1,465,000 less stock issuance costs of $23,161. Each unit consists of one share of common stock and one-half of one non-transferable common share purchase warrant. Each whole warrant entitled the holder to purchase one additional share of the Company’s common stock at an exercise price of $7.50 per share until September 4, 2017.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following tables summarize information regarding the warrants outstanding as of April 30, 2018 and April 30, 2017.

	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2016	–	$–	–
Granted	146,500	$7.50	September 4, 2017
Exercised	–	$–	–
Expired	–	$–	–
Warrants at April 30, 2017	146,500	$7.50	September 4, 2017
Granted	–	$–	–
Exercised	–	$–	–
Expired	(146,500)	$7.50	September 4, 2017
Warrants at April 30, 2018	–	$–

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2018, the Company matched $43,614 (2017 - $35,028) in shares purchased by employees under the ESPP. During the year ended April 30, 2018, 24,699 shares (2017 – 45,956) were issued or purchased by employees on the open market under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of April 30, 2018, a total of 61,331 shares were available for issuance under the ESPP.

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

On September 12, 2017, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 500,000 shares to 700,000 shares. During the year ended April 30, 2018, 119,998 (2017 - 90,453) DSUs were issued under the DSUP, of which 40,129 were granted to officers or employees and 79,869 were granted to non-employee directors. As of April 30, 2018, a total of 210,597 shares were available for issuance under the DSUP.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2018 and 2017, and changes during the period then ended:

		Weighted Average
	Number of	Grant Date Fair
	DSUs	Value
DSUs at April 30, 2016	254,939	$9.79
Granted	90,453	$2.40
Conversions	–	$–
Outstanding at April 30, 2017	345,392	$7.85
Granted	119,998	$2.21
Conversions	–	$–
Outstanding at April 30, 2018	465,390	$6.40

As of April 30, 2018, there was $73,615 (2017 – $110,181) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.98 years (2017 – 1.44 years). The total fair value of DSUs that vested during the year was $308,163 (2017 – $319,577).

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2018 and 2017 are as follows:

	Year Ended
	April 30,
	2018	2017
Sales and marketing	$–	$–
Research and development	–	–
General and administrative	274,246	296,429
Total deferred share unit-based compensation	$274,246	$296,429

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2018:

		Weighted Average
	Number of	Grant Date Fair
	DSUs	Value per Unit
Non-vested DSUs at April 30, 2016	38,522	$8.15
Granted	90,453	$2.40
Vested	(82,758)	$3.86
Non-vested DSUs at April 30, 2017	46,217	$4.58
Granted	119,998	$2.21
Vested	(101,963)	$3.02
Non-vested DSUs at April 30, 2018	64,252	$2.62

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 9	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2018	2017
Tax loss carry forwards	$13,606,000	$19,378,000
Capital losses carried forward	242,000	227,000
Equipment	133,000	164,000
Other	12,000	39,000
Bad debt	109,000	29,000
Nondeductible research and development expenses	2,993,000	2,837,000
Investment tax credits	439,000	413,000
Other intangibles	431,000	405,000
Acquired technology	(183,000)	313,000
Valuation allowance established by management	(17,782,000)	(23,805,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2018	2017
Tax (recovery) based on U.S. rates	$(957,000)	$(836,000)
Foreign tax rate differential	(20,000)	(38,000)
Non-deductible expenses	–	–
Change in fair value of derivative instrument	–	–
Non-deductible stock option compensation	182,000	289,000
Effect of reduction (increase) in statutory rates	6,648,000	–
Foreign exchange losses on revaluation of deferred tax balances	(464,000)	(818,000)
Under provision relating to prior year	(72,000)	2,000
Expiry of non-operating losses	706,000	–
Increase in valuation allowance	(6,023,000)	1,401,000
Income tax expense for year	$–	$–

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. The Company recorded a deferred tax expense in respect of its U.S. operations in 2017 using the new federal rate of 21% (2016 – 34%; 2015 – 34%); however, there was no impact on tax expense as a valuation allowance is provided on all the deferred tax assets. The Tax Act also incorporates changes to certain international tax provisions, including the implementation of a territorial tax system that imposes a one-time tax on foreign unremitted earnings. The Company does not anticipate that the foreign provisions will have an impact to the Company’s taxes.

The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $6,648,000.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company establishes its valuation allowance based on projected future operations. Management has determined that the allowance should be 100% of the net deferred tax assets. When circumstances cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

As at April 30, 2018, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates
United States – US$	$47,754,000		2026 – 2037
Canada – CDN$	$13,513,000	(1)	2018 – 2033

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

Changes in the Company’s uncertain tax positions for the year ended April 30, 2018 and April 30, 2017 were as follows:

	Years Ended
	April 30,
	2018	2017
Balance at beginning of year	$9,763	$10,563
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	(800)
Balance at end of year	$9,763	$9,763

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 10	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2018 and 2017:

	Years Ended
	April 30,
	2018	2017
North America	$6,916,556	$6,220,367
EMEA	3,961,595	2,802,629
Asia Pacific	950,131	1,043,360
Latin America	553,459	619,234
	$12,381,741	$10,685,590

All of the Company’s long-lived assets, which includes equipment, goodwill and intangibles and other assets are located in Canada and the United States as follows:

	As at April 30,
	2018	2017
Canada	$7,150,537	$6,731,644
United States	35,919	34,761
	$7,186,456	$6,766,405

Note 11	Commitments

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform	Software
	Related	Unrelated	Office	Service	Development
	Party	Party	Leases	Contract	Contract
2019	$114,724	$558,504	$673,228	$200,000	$149,750
2020	5,274	275,834	281,108	240,000	−
2021	−	6,092	6,092	220,000	−
	$119,998	$840,430	$960,428	$660,000	$149,750

Note 12	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 13	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Year ended April 30,
	2018	2017
Numerator
Income available to common stockholders	$(3,220,670)	$(2,458,515)

Denominator
Weighted average shares outstanding	5,496,201	4,722,724
Effect of dilutive securities (1) (2)	−	−
	5,496,201	4,722,724

Basic and diluted loss per share	$(0.59)	$(0.52)

(1) For the years ended April 30, 2018 and 2017, potentially dilutive securities including stock options and deferred share units totalling 1,140,432 and 888,814, respectively, were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

(2) Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2018, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended April 30, 2018 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2018.

Item 11.	Executive Compensation.

The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2018.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

List of documents filed as part of the report

The following documents are filed as part of this report:

(a)(1)	Financial Statements:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations;

4.	Consolidated Statements of Comprehensive Loss;

5.	Consolidated Statements of Cash Flows;

6.	Consolidated Statements of Changes in Stockholders’ Equity; and

7.	Notes to the Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:

None.

(a)(3)	Exhibits:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003)

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006)

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S- 8 filed on January 31, 2017)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5

Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6

Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.9

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10

Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

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

Date: July 25, 2018

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 25, 2018

/s/ Donovan Jones
Donovan Jones	President, Chief Executive Officer and	July 25, 2018
Director (Principal Executive Officer)
/s/ David Karp
David Karp	Chief Financial Officer, Treasurer and	July 25, 2018
Secretary (Principal Financial Officer,
Principal Accounting Officer)
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 25, 2018

/s/ Steven Bruk
Steven Bruk	Director	July 25, 2018

/s/ Bruce Joyce
Bruce Joyce	Director	July 25, 2018

/s/ Chris Cooper
Chris Cooper	Director	July 25, 2018

/s/ Larry Timlick
Larry Timlick	Director	July 25, 2018