Form 10-Q
period 2018-07-31
COUNTERPATH CORP
filed 2018-09-13
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,941,909 shares of common stock issued and outstanding as of September 10, 2018.

COUNTERPATH CORPORATION
JULY 31, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2018 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended July 31, 2018, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended July 31, 2018 are prepared in accordance with generally accepted accounting principles in the United States.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	July 31,	April 30,
	2018	2018

Assets
Current assets:
Cash	$1,877,163	$2,348,883
Accounts receivable (net of allowance for doubtful accounts of $401,787 (2018 - $322,638))	3,203,169	3,509,010
Deferred sales commission costs – current – Note 4	87,566	–
Derivative assets	15,720	–
Prepaid expenses and deposits	161,661	191,245
Total current assets	5,345,279	6,049,138

Deposits	97,389	98,633
Deferred sales commission costs – non-current – Note 4	70,449	–
Equipment	98,260	121,819
Goodwill	6,744,713	6,843,575
Intangibles and other assets	218,666	221,062
Total Assets	$12,574,756	$13,334,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,490,403	$2,437,733
Derivative liability	10,318	–
Unearned revenue	2,558,932	2,565,876
Customer deposits	2,200	2,200
Accrued warranty	59,839	63,130
Total current liabilities	5,121,692	5,068,939

Deferred lease inducements	11,638	14,339
Unrecognized tax liability	9,763	9,763
Total liabilities	5,143,093	5,093,041

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: July 31, 2018 – nil; April 30, 2018 – nil	–	–
Common stock, $0.001 par value – Note 7 Authorized: 100,000,000 Issued: July 31, 2018 – 5,939,598; April 30, 2018 – 5,930,468	5,940	5,931
Additional paid-in capital	75,440,528	75,170,181
Accumulated deficit – Note 4	(64,578,599)	(63,701,685)
Accumulated other comprehensive loss – currency translation adjustment	(3,436,206)	(3,233,241)
Total stockholders’ equity	7,431,663	8,241,186
Liabilities and Stockholders’ Equity	$12,574,756	$13,334,227

Commitments – Note 10
Contingencies – Note 11

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017
Revenue – Note 9:
Software	$1,356,002	$1,698,893
Subscription, support and maintenance	1,251,020	967,062
Professional services and other	280,808	446,851
Total revenue	2,887,830	3,112,806
Operating expenses:
Cost of sales (includes depreciation of $528 (2017 - $1,584))	595,556	388,243
Sales and marketing	994,960	1,004,284
Research and development	1,402,956	1,361,473
General and administrative	991,638	892,587
Total operating expenses	3,985,110	3,646,587
Loss from operations	(1,097,280)	(533,781)
Interest and other income (expense), net:
Interest expense	(5)	(53)
Foreign exchange gain (loss)	80,936	(618,699)
Gain on change in fair value of derivative instruments	5,402	–
Total interest and other income (expense), net	86,333	(618,752)
Net loss for the period	$(1,010,947)	$(1,152,533)

Net loss per share:
Basic and diluted – Note 12	$(0.17)	$(0.23)
Weighted average common shares outstanding:
Basic and diluted – Note 12	5,932,417	5,036,954

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017
Net loss for the period	$(1,010,947)	$(1,152,533)
Other comprehensive loss:
Foreign currency translation adjustments	(202,966)	1,196,553
Comprehensive (loss) income	$(1,213,913)	$44,020

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017

Cash flows from operating activities:
Net loss for the period	$(1,010,947)	$(1,152,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(2,494)	(2,461)
Depreciation and amortization	28,942	29,454
Unrealized foreign exchange (gain) loss	(120,744)	612,273
Stock-based compensation – Note 7	267,412	296,332
Change in fair value of derivative instruments	(5,402)	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	66,822	137,892
Accounts receivable	305,836	(533,849)
Deferred sales commission costs – Note 4	(23,982)	–
Accrued warranty	(3,291)	555
Customer deposits	–	4,861
Prepaid expenses and deposits	29,085	11,256
Unearned revenue	(6,944)	(118,085)
Net cash used in operating activities	(475,707)	(714,305)

Cash flows from investing activities:
Purchases of equipment	(3,911)	(34,592)
Purchases of intangibles	(265)	(7,161)
Net cash used in investing activities	(4,176)	(41,753)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,944	1,174,302
Repurchases of common stock	–	(9,964)
Net cash provided by financing activities	2,944	1,164,338

Foreign exchange effect on cash	5,219	46,963

Increase (decrease) in cash	(471,720)	455,243

Cash, beginning of the period	2,348,883	2,071,019
Cash, end of the period	$1,877,163	$2,526,262

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5	$53
Taxes	$–	$–

Non cash transactions – Notes 7

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2018
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued:
Private placement, net of share issuance costs – Note 7	539,240	539	–	–	1,165,957	–	–	1,166,496
Share repurchase plan – Note 7	–	–	(5,300)	(5)	(11,053)	–	–	(11,058)
Cancellation of shares Note 7	(62,600)	(62)	62,600	62	1,095	–	–	1,095
Stock-based compensation – Note 7	–	–	–	–	296,332	–	–	296,332
Employee share purchase program – Note 7	3,923	4	–	–	7.801	–	–	7,805
Net loss for the period	–	–	–	–	–	(1,152,533)	–	(1,152,533)
Foreign currency translation adjustment	–	–	–	–	–	–	1,196,553	1,196,553
Balance, July 31, 2017	5,485,808	$5,486	(2,600)	$(3)	$73,140,707	$(61,633,548)	$(2,828,643)	$8,683,999

Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186
Adoption of ASC 606 – Note 4						134,033		134,033
Balance, May 1, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,567,652)	$(3,233,241)	$8,375,219

Shares issued:
Stock-based compensation – Note 7	–	–	–	–	267,412	–	–	267,412
Employee share purchase program – Note 7	2,172	2	–	–	5,321	–	–	5,323
Exercise of stock options – Note 7	6,958	7	–	–	(2,386)	–	–	(2,379)
Net loss for the period	–	–	–	–	–	(1,010,947)	–	(1,010,947)
Foreign currency translation adjustment	–	–	–	–	–	–	(202,965)	(202,965)
Balance, July 31, 2018	5,939,598	$5,940	–	$–	$75,440,528	$(64,578,599)	$(3,436,206)	$7,431,663

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Note 1	Nature of Operations

CounterPath Corporation (the “Company”) was incorporated in the State of Nevada on April 18, 2003. The Company focuses on the design, development, marketing and sales of software applications and related services, such as pre and post sales technical support and customization services, that enable enterprises and telecommunication service providers to deliver Unified Communications (“UC”) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. The Company’s products are sold either directly or through channel partners, to small, medium and large businesses (“enterprises”) and telecom service providers, in North America, and in Europe, Middle East, Africa (collectively “EMEA”), Asia Pacific and Latin America.

Note 2	Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise disclosed.

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

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $64,578,599 as of July 31, 2018, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of the financial statements.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. As of July 31, 2018, the Company does not have any commitments to raise funds.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that is not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

Interim Reporting

The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2018 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2018 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the Securities Exchange Commission on July 25, 2018, and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2018, except for the revenue recognition policy, described in Note 4 – Revenue Recognition under ASC 606, that was updated as a result of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). ASU 2014-09 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. All amounts and disclosures set forth herein are in compliance with these standards.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by federal deposit insurance; however, the Company believes that its credit risk on cash balances is immaterial. The Company is also subject to concentrations of credit risk in its accounts receivable. The Company monitors and actively manages its receivables, and from time to time will insure certain receivables with higher credit risk and may require collateral or other securities to support its accounts receivable.

Revenue from significant customers for the three months ended July 31, 2018 and 2017 is summarized below:

	Three Months Ended
	July 31,
	2018	2017
Customer A	10%	–%
Customer B	–%	11%

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
Customer C	19%	18%
Customer D	2%	13%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2018	2018
Balance of allowance for doubtful accounts, beginning of period	$322,638	$80,232
Bad debt provision	79,149	578,024
Write-off of receivables	–	(335,618)
Balance of allowance for doubtful accounts, end of period	$401,787	$322,638

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

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of non-designated forward contracts are recognized in net income.

The Company records foreign currency option and forward contracts on its Consolidated Balance Sheets as derivative assets or liabilities depending on whether the fair value of such contracts is a net asset or net liability, respectively. See Note 5 - Derivative Instruments for further detail. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three months ended July 31, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”) which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted ASU 2014-09 as of May 1, 2018 using the modified retrospective transition method. See Note 4 – Revenue Recognition under ASC 606 for further details.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

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

Note 4	Revenue Recognition under ASC 606

On May 1, 2018, the Company adopted the new accounting standard, ASC 606 “Revenue from Contracts with Customers” and all related amendments to the new accounting standard to contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue recognition standard to contracts with open performance obligations as of May 1, 2018, as an adjustment to the opening balance of retained earnings. Results of the reporting period beginning May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605.

Revenues from contracts with customers are recognized when control of promised goods and services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company recognizes revenue using the five-step model as prescribed by ASC 606:

1)	Identification of the contract, or contracts, with a customer;
2)	Identification of the performance obligations in the contract;

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

3)	Determination of the transaction price;
4)	Allocation of the transaction price to the performance obligations in the contract; and
5)	Recognition of revenue when or as, the Company satisfies a performance obligation.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts at the end of each reporting period based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded against the related accounts receivable.

The transaction price is the consideration that the Company expects to receive from its customers in exchange for its products or services. In determining the allocation of the transaction price, the Company identifies performance obligations in contracts with customers, which may include products, subscriptions to software and services, support, professional services and training. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price (SSP) is the price at which the Company would sell a promised product or service separately to a customer. The Company determines the SSP using information that may include market conditions or other observable inputs. In certain cases, the Company is able to establish a SSP based on observable prices for products or services sold separately. In these instances, the Company would use a single amount to estimate a SSP. If a SSP is not directly observable, for example when pricing is variable, the Company will use a range of SSP.

In certain circumstances, the Company may estimate SSP for a product or service by applying the residual approach. This approach has been most commonly used when certain perpetual software licenses are only sold bundled with one year of post-contract support or other services, and a price has not been established for the software.

Significant judgement is used to determine SSP and to determine whether there is a variance that needs to be allocated based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by the Company’s management.

Software Revenue

The Company generates software revenue primarily on a single fee per perpetual software license basis. The Company recognizes software revenue for perpetual licenses when control has transferred to the customer, which is generally at the time of delivery when the customer has the ability to deploy the licenses, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized.

Subscription, support and maintenance

Revenue from the Company’s recurring subscription revenue from subscriptions related to our software as a service offering is recognized ratably over the contractual subscription term as control of the goods or services is transferred to the customer, beginning on the date that the subscription is made available to the customer. Support and maintenance revenue is generated from recurring annual software support and maintenance contracts for our perpetual software licenses and is recognized ratably over the term of the service period, which is generally twelve months. Support and maintenance services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

Professional services and other

Professional services and other revenue is generated through services including product configuration and customization, implementation, dedicated engineering and training. The amount of product configuration and customization required by a customer typically increases as the order size increases from a given customer. Services and pricing may vary depending upon a customer’s requirements for customization, implementation and training. Depending on the services to be provided, revenue from professional services and other is generally recognized at the time of delivery when the services have been completed and control has been transferred.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

For contracts with elements related to customized network solutions and certain network build-outs or software systems that require significant modification or customization, the Company will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Unearned Revenue

Unearned revenue represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual support and subscription services and professional services not yet provided as of the balance sheet date.

During the three months ended July 31, 2018, the Company recognized $947,800 in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets.

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis, consistent with the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations. The Company has elected to apply a practical expedient that permits the Company to expense costs to obtain a contract as incurred, if the anticipated benefit period is one year or less. From time to time, management will revisit the estimates used in recognizing the costs to obtain customer contracts.

During the three months ended July 31, 2018, the Company capitalized approximately $41,800 of costs to obtain revenue contracts and amortized approximately $54,100 to marketing and sales expense. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled approximately $158,000 at July 31, 2018.

Costs to Fulfill a Customer Contract

Certain contract costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in cost of sales in the Company’s consolidated statement of operations. From time to time, management will review the capitalized costs for impairment and will also revisit the estimates used in recognizing the costs to fulfill customer contracts.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Adoption Impact of ASC 606

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the condensed consolidated balance sheet as of May 1, 2018:

	Balance at	ASC 606	Balance at
	April 30, 2018	Adjustments	May 1, 2018
Current assets:
Deferred sales commissions costs	$–	$70,248	$70,248
Non-current assets:
Deferred sales commissions costs	$–	$63,785	$63,785
Stockholders’ equity:
Accumulated deficit	$(63,701,685)	$134,033	$(63,567,652)

The following tables summarize the adoption impact of ASC 606 on the Company's condensed consolidated financial statements for the three months ended July 31, 2018.

Selected Condensed Consolidated Income Statement Line Items:

	July 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$1,376,243	$(20,241)	$1,356,002
Subscription, support and maintenance	1,251,197	(177)	1,251,020
Professional services and other	254,928	25,880	280,808
Total revenue	$2,882,368	$5,462	$2,887,830

Operating expenses:
Sales and marketing	$1,018,942	$(23,982)	$994,960
Loss from operations	$(1,121,262)	$23,982	$(1,097,280)

Net loss per share:
Basic and diluted	$(0.17)	$–	$(0.17)

Selected Condensed Consolidated Balance Line Items:

	July 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commissions costs	$–	$87,566	$87,566
Unearned revenue	$2,564,394	$(5,462)	$2,558,932
Non-current assets:
Deferred sales commissions costs	$–	$70,449	$70,449
Stockholders’ equity:
Accumulated deficit	$(64,731,152)	$152,553	$(64,578,599)

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Selected Condensed Consolidated Statement of Cash Flows Line Items:

	July 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(1,040,391)	$29,444	$(1,010,947)
Deferred sales commissions costs	$–	$(23,982)	$(23,982)
Unearned revenue	$(1,482)	$(5,462)	$(6,944)
Net cash provided by operating activities	$(475,707)	$–	$(475,707)

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 9 – Segmented Information for more information.

Note 5	Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to the Company’s operations for the three months ended July 31, 2018 is the Canadian dollar as a majority of the Company’s expenses are in Canadian dollars. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. During the three months ended July 31, 2018 and 2017, the Company did not enter into any cash flow hedges.

The Company also periodically enters into foreign currency forward contracts and foreign currency option contracts that are not designated as hedging instruments, to protect it from fluctuations in exchange rates. During the three months ended July 31, 2018, the Company entered into a foreign currency forward contract and two foreign currency option contracts. As of July 31, 2018, the Company had a $500,000 notional value foreign currency forward contract maturing September 28, 2018 (2017: nil). Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of the forward contract at July 31, 2018 was ($10,318) (2017: nil), and the Company recognized a marked to market loss on the forward contract for the three months ended July 31, 2018 of $10,318 and this loss was included in the fair value adjustment on derivative instruments. As of July 31, 2018, the Company had $1,000,000 of notional value foreign currency option contracts expiring through December 20, 2018 (2017: nil). The fair value of the option contracts at July 31, 2018 was $15,720 (2017: nil), and the Company recognized a marked to market gain on the option contracts for the three months ended July 31, 2018 of $15,720 and this gain is included in the fair value adjustment on derivative instruments. The Company did not enter into any forward or option contracts during the three months ended July 31, 2017.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2018 and April 30, 2018.

	Carrying		Fair Value
As at July 31, 2018	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,877,163	$1,877,163	1	N/A
Foreign currency option contracts	15,270	15,270	2	Note 5
	$1,892,433	$1,892,433

Liabilities
Foreign currency forward contracts	$10,318	$10,318	2	Note 5

	Carrying		Fair Value
As at April 30, 2018	Amount	Fair Value	Levels	Reference
Cash	$2,348,883	$2,348,883	1	N/A

Note 7	Common Stock

Private Placement

On July 20, 2017, the Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. There were no private placements during the three months ended July 31, 2018.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Stock Options

During the three months ended July 31, 2018, the Company granted 7,500 stock options to an employee of the Company. No stock options were granted in the same period in the prior year. The weighted-average fair value of options granted during the three months ended July 31, 2018 was $2.47. The weighted-average assumptions utilized to determine such value is presented in the following table:

Three Months Ended
July 31, 2018
Risk-free interest rate	2.86%
Expected volatility	251.78%
Expected term	3.7 years
Dividend yield	0%

During the three months ended July 31, 2018, the Company issued 6,958 shares pursuant to cashless exercises of 35,500 stock options and remitted employee tax withholdings of approximately $2,386 on the behalf of its employees. No stock options were exercised in the same period in the prior year. The following is a summary of the status of the Company’s stock options as of July 31, 2018 and the stock option activity during the three months ended July 31, 2018:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2018	675,042	$2.66
Granted	7,500	$2.51
Forfeited/Cancelled	(4,391)	$2.69
Expired	(11,000)	$2.50
Exercised	(35,500)	$2.50
Outstanding at July 31, 2018	631,651	$2.67

Exercisable at July 31, 2018	270,975	$2.54
Exercisable at April 30, 2018	256,555	$2.47

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2018 and 2017 are as follows:

	Three Months Ended
	July 31,
	2018	2017
Cost of sales	$14,569	$19,350
Sales and marketing	22,482	25,730
Research and development	15,031	20,400
General and administrative	26,648	36,249
Total stock-option based compensation	$78,730	$101,729

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2018, the Company matched $7,890 (2017 - $7,924) in shares purchased by employees under the ESPP. During the three months ended July 31, 2018, 5,960 shares (2017 – 4,162 shares) were purchased on the open market and 2,172 shares (2017 – 3,923) were issued from treasury under the ESPP.

A total of 120,000 shares have been reserved for issuance under the ESPP. As of July 31, 2018, a total of 59,332 shares were available for issuance under the ESPP.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Deferred Share Unit Plan

During the three months ended July 31, 2018, 136,981 (2017 113,252) deferred stock units (DSUs) were issued under the Deferred Stock Unit Plan (DSUP), of which 68,491 were granted to officers or employees and 68,490 were granted to non-employee directors. As of July 31, 2018, a total of 73,616 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2018, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2018	465,390	$6.40
Granted	136,981	$2.51
DSUs outstanding at July 31, 2018	602,371	$5.51

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2018 and 2017 are as follows:

	Three Months Ended
	July 31,
	2018	2017
General and administrative	$188,682	$194,603

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expiring March 28, 2018, the Company was authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to July 31, 2017, the Company repurchased 65,200 common shares at an average price of $2.05 (CDN$2.73) for a total of $133,660. As of July 31, 2017, a total of 62,600 shares have been cancelled and another 2,600 repurchased shares were in the process of being cancelled since May 1, 2017.

On March 27, 2018, the Company filed another normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid, the Company is authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. During the three months ended July 31, 2018, no shares were repurchased under the NCIB.

Note 8	Related Party Transactions

During the three months ended July 31, 2018, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $21,118 (2017 - $20,700) to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,796 (2017 - $7,694) for the three months ended July 31, 2018, respectively.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

On July 20, 2017, our Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In connection with this private placement, Wesley Clover International Corporation, a company controlled by the Chairman of the Company, purchased 144,357 shares, KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company, purchased 180,446 shares, the chief executive officer and a director of the Company, purchased 11,368 shares, the chief financial officer of the Company, purchased 4,511 shares, and the executive vice president, sales and marketing of the Company, purchased 4,545 shares.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 9	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
North America	$1,738,303	$1,754,074
EMEA	641,994	944,129
Asia Pacific	416,025	298,384
Latin America	91,508	116,219
	$2,887,830	$3,112,806

All of the Company’s long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	July 31,	April 30,
	2018	2018
Canada	$7,031,214	$7,150,537
United States	30,425	35,919
	$7,061,639	$7,186,456

Note 10	Commitments

Total payable over the term of the agreements for the period ended are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform	Software
	Related	Unrelated	Office	Service	Development
	Party	Party	Leases	Contract	Contract
2019	$84,800	$413,685	$498,485	$155,000	$162,750
2020	5,198	272,904	278,102	240,000	−
2021	−	6,092	6,092	220,000	−
	$89,998	$692,681	$782,679	$615,000	$162,750

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018
(Unaudited)

Note 11	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three months ended
	July 31,
	2018	2017
Numerator
Income available to common stockholders	$(1,010,947)	$(1,152,533)

Denominator
Weighted average shares outstanding	5,932,417	5,036,954
Effect of dilutive securities	−	−
	5,932,417	5,036,954

Basic and diluted loss per share	$(0.17)	$(0.23)

For the three months ended July 31, 2018 and 2017, common share equivalents, consisting of common shares issuable, on exercise or settlement, as applicable, of options, warrants and deferred share units (“DSUs”) of 1,234,022 and 964,378, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

Revenue

Our total revenue consists of the following:

  Software

  We generate software revenue primarily on a single fee per perpetual software license basis. We recognize software revenue for perpetual licenses when control has transferred to the customer, which is generally at the time of delivery, provided all revenue recognition criteria have been met. If the revenue recognition criteria have not been met, the revenue is deferred or not recognized. The number of software licenses purchased has a direct impact on the average selling price. Our software revenue may vary significantly from quarter to quarter as a result of long sales and deployment cycles, new product introductions and variations in customer ordering practices.

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

            Sales and marketing expense consists primarily of: (a) salaries and related personnel costs including stock-based compensation, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as advertising, promotions and trade shows and (e) other related overhead. Commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis to sales and marketing expense, over the anticipated benefit period of up to 3.5 years depending on the products or services. Sales commissions on contracts with an anticipated benefit period of one year or less are expensed as incurred. We expect increases in sales and marketing expense for the foreseeable future as we further increase the number of sales professionals and increase our marketing activities with the intent to grow our revenue. We expect sales and marketing expense to decrease as a percentage of total revenue, however, as we leverage our current sales and marketing personnel as well as our distribution partnerships.

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

            There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2018, during the three months ended July 31, 2018 except for our adoption of ASC 606 as described below:

Revenue Recognition

            On May 1, 2018, we adopted the new accounting standard, ASC 606 “Revenue from Contracts with Customers” and all related amendments to the new accounting standard to contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue recognition standard to contracts with open performance obligations as of May 1, 2018, as an adjustment to the opening balance of retained earnings. Results of the reporting period beginning May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

            Revenues from contracts with customers are recognized when control of promised goods and services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

            We recognize revenue using the five-step model as prescribed by ASC 606:

1)	Identification of the contract, or contracts, with a customer;
2)	Identification of the performance obligations in the contract;
3)	Determination of the transaction price;
4)	Allocation of the transaction price to the performance obligations in the contract; and
5)	Recognition of revenue when or as, we satisfy a performance obligation.

            When a contract with a customer is signed, we assess whether collection of the fees under the arrangement is probable. We estimate the amount to reserve for uncollectible amounts at the end of each reporting period based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded against the related accounts receivable.

            The transaction price is the consideration that we expect to receive from our customers in exchange for our products and services. In determining the allocation of the transaction price, we identify performance obligations in contracts with customers, which may include products, subscriptions to software and services, support, professional services and training. We allocate the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price (SSP) is the price at which we would sell a promised product or service separately to a customer. We determine the SSP using information that may include market conditions or other observable inputs. In certain cases, we are able to establish a SSP based on observable prices for products or services sold separately. In these instances, we would use a single amount to estimate a SSP. If a SSP is not directly observable, for example when pricing is variable, we will use a range of SSP.

            In certain circumstances, we may estimate SSP for a product or service by applying the residual approach. This approach has been most commonly used when certain perpetual software licenses are only sold bundled with one year of post-contract support or other services and a price has not been established for the software.

            Significant judgement is used to determine SSP and to determine whether there is a variance that needs to be allocated based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by management.

            We recognize software revenue for perpetual licenses when control has transferred to the customer, which is generally at the time of delivery when the customer has the ability to deploy the licenses, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized.

            We recognize revenue from subscriptions related to our software as a service offering ratably over the contractual subscription term as control of the goods or services is transferred to the customer, beginning on the date that the subscription is made available to the customer. Support and maintenance revenue is generated from recurring annual software support and maintenance contracts for our perpetual software licenses and is recognized ratably over the term of the service period, which is generally twelve months. Support and maintenance services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

            We recognize revenue from professional services and other revenue when control has transferred to the customer, which is generally at the time of delivery, and all other revenue recognition criteria have been met. For contracts with elements related to customized network solutions and certain network build-outs or software systems that require significant modification or customization, we will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Depending on the services to be provided, revenue from professional services and other is generally recognized at the time of delivery when the services have been completed and control has been transferred to the customer.

Unearned Revenue

            Unearned revenue represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual support and subscription services and professional and training services not yet provided as of the balance sheet date.

Costs to Obtain a Customer Contract

            Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations. The Company has elected to apply a practical expedient that permits the Company to expense costs to obtain a contract as incurred, if the anticipated benefit period is one year or less. From time to time, management will revisit the estimates used in recognizing the costs to obtain customer contracts.

Costs to Fulfill a Customer Contract

Certain contract costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in cost of sales in the Company’s consolidated statement of operations. From time to time, management will review the capitalized costs for impairment and will also revisit the estimates used in recognizing the costs to fulfill customer contracts.

Results of Operations

            Our operating activities during the three months ended July 31, 2018 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three months ended July 31, 2018, we recorded increased operating costs on translation of Canadian dollar costs as compared to the three months ended July 31, 2017 of approximately $27,000.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2018 and 2017 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2018 and 2017 and the audited consolidated financial statements for the fiscal year ended April 30, 2018. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended July 31,
	2018			2017
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,887,830	100%		$3,112,806	100%

Operating expenses	3,985,110	138%		3,646,587	117%
Loss from operations	($1,097,280)	(38%	)	($533,781)	(17%	)
Interest and other income, net	(5)	−%		(53)	−%
Foreign exchange gain (loss)	80,936	(3%	)	(618,699)	(20%	)
Gain on change in fair value of derivative instruments	5,402	−%		−	−%
Net loss	($1,010,947)	(35%	)	($1,152,533)	(37%	)

Net loss per share
-Basic and diluted	($0.17)			($0.23)
Weighted average common shares outstanding
-Basic and diluted	5,932,417			5,036,954

Revenue

	Three Months Ended July 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,356,002	47%	$1,698,893	55%	($342,891)	(20%	)
Subscription, support and maintenance	1,251,020	43%	967,062	31%	283,958	29%
Professional services and other	280,808	10%	446,851	14%	(166,043)	(37%	)
Total revenue	$2,887,830	100%	$3,112,806	100%	($224,976)	(7%	)

Revenue by Region
North America	$1,738,303	60%	$1,754,074	56%	($15,771)	(1%	)
International	1,149,527	40%	1,358,732	44%	(209,205)	(15%	)
Total revenue	$2,887,830	100%	$3,112,806	100%	($224,946)	(7%	)

            For the three months ended July 31, 2018, we generated $2,887,830 in revenue compared to $3,112,806 for the three months ended July 31, 2017, representing a decrease of $224,976 or 7%.

            Software revenue decreased by $342,891 or 20% to $1,356,002 for the three months ended July 31, 2018 compared to $1,698,893 for the three months ended July 31, 2017. The decrease in software revenue was a result of decreased sales to service providers and enterprises, and was partially offset by an increase in sales to channel partners.

            Subscription, support and maintenance revenue increased by $283,958 or 29% to $1,251,020 for the three months ended July 31, 2018 compared to $967,062 for the three months ended July 31, 2017. The increase in subscription, support and maintenance revenue was a result of increases in sales to channel partners, service providers, and enterprises.

            Professional services and other revenue decreased by $166,043 or 37% to $280,808 for the three months ended July 31, 2018 compared to $446,851 for the three months ended July 31, 2017. The decrease in professional services and other revenue was a result of decreases in sales to channel partners, enterprises, and service providers.

            North American revenue decreased by $15,771 or 1% to $1,738,303 for the three months ended July 31, 2018 compared to $1,754,074 for the three months ended July 31, 2017, as a result of lower sales of software and service to enterprises and service providers. International revenue outside of North America decreased by $209,205 or 16% to $1,149,527 for the three months ended July 31, 2018 compared to $1,358,732 for the three months ended July 31, 2017, as a result of lower sales of software and service to European service providers and enterprises.

Operating Expenses

Cost of Sales

            Cost of sales for the three months ended July 31, 2018 and 2017 were as follows:

	July 31, 2018		July 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$595,556	21%	$388,243	12%	$207,313	53%

            Cost of sales was $595,556 for the three months ended July 31, 2018 compared to $388,243 for the three months ended July 31, 2017. The increase of $207,313 or 53% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $143,700, an increase in licenses and software expense of approximately $56,600 and an increase in other expenses of approximately $7,000.

Sales and Marketing

            Sales and marketing expenses for the three months ended July 31, 2018 and 2017 were as follows:

	July 31, 2018		July 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$994,960	34%	$1,004,284	32%	($9,324)	(1%	)

            Sales and marketing expenses were $994,960 for the three months ended July 31, 2018 compared to $1,004,284 for the three months ended July 31, 2017. The decrease of $9,324 or 1% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $17,700, offset by the amortization of capitalized sales commission costs of approximately $24,000. In addition, there was an increase in travel and trade show expenses of approximately $7,900 and an increase in other expenses of approximately $21,900, offset by a decrease in marketing expenses of approximately $32,800.

Research and Development

            Research and development expenses for the three months ended July 31, 2018 and 2017 were as follows:

	July 31, 2018		July 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,402,956	49%	$1,361,473	44%	$41,483	3%

            Research and development expenses were $1,402,956 for the three months ended July 31, 2018 compared to $1,361,473 for the three months ended July 31, 2017. The increase of $41,483 or 3% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $16,600, and an increase in other expenses of approximately $24,900.

General and Administrative

            General and administrative expenses for the three months ended July 31, 2018 and 2017 were as follows:

	July 31, 2018		July 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$991,638	34%	$892,587	29%	$99,051	11%

            General and administrative expenses were $991,638 for the three months ended July 31, 2018 compared to $892,587 for the three months ended July 31, 2017. The increase of $99,051 or 11% in general and administrative expenses was primarily attributable to an increase in audit, legal and other professional expenses of approximately $41,400, an increase in bad debts expense of approximately $49,900, an increase in other expenses of approximately $19,600, offset by a decrease in wages, benefits and consulting fees of approximately $11,800.

Interest and Other Income (Expense), Net

      Foreign exchange gain for the three months ended July 31, 2018 was $80,936 compared to a foreign exchange loss of $618,699 for the three months ended July 31, 2017. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

            The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	July 31, 2018	April 30, 2018
Cash	$1,877,163	$2,348,883
Current assets	$5,345,279	$6,049,138
Total assets	$12,574,756	$13,334,227
Current liabilities	$5,121,692	$5,068,939
Total liabilities	$5,143,093	$5,093,041

            As of July 31, 2018, we had $1,877,163 in cash compared to $2,348,883 as of April 30, 2018, representing a decrease of $471,720. Our working capital was $223,587 at July 31, 2018 compared to $980,199 at April 30, 2018, representing a decrease of $756,612.

            We have experienced recurring losses and an accumulated deficit of $64,578,599 as of July 31, 2018, as a result of flat to declining revenues resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of the financial statements.

            We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. As of July 31, 2018, we do not have any commitments to raise funds.

            To alleviate this situation, we have plans in place to improve our financial position and liquidity, while executing on our growth strategy, by managing and or reducing costs that is not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues.

            Our company has $1,168,481 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

            Our cash flows for the three months ended July 31, 2018 and 2017 are as follows:

	Three months ended	Three months ended
	July 31, 2018	July 31, 2017
Net cash used in operating activities	($475,707)	($714,303)
Net cash used in investing activities	($4,176)	($41,753)
Net cash provided by financing activities	$2,944	$1,164,338
Net (decrease) increase in cash	($471,720)	$455,243

Operating Activities

            Our operating activities resulted in a net cash outflow of $475,707 for the three months ended July 31, compared to a net cash outflow of $714,303 for the same period in the prior year, representing a decrease in net cash used in operating activities of $238,596. The decrease in net cash outflow from operating activities for the three months ended July 31, 2018 was primarily a result of a decrease in net loss of approximately $141,600, an increase in accounts receivable of approximately $839,700 and an increase in unearned revenue of approximately $111,100. This decrease in net cash outflow from operating activities was primarily offset by the decrease in non-cash foreign exchange loss of approximately $733,000, a decrease in accounts payable of approximately$71,100, a decrease in stock-based compensation expense of approximately $28,900 and the decrease in deferred sales commissions costs of approximately $24,000.

Investing Activities

            Investing activities resulted in a net cash outflow of $4,176 for the three months ended July 31, 2018, compared to $41,753 for the same period in the prior year. The decrease in net cash outflow from investing activities was primarily a result of a decrease in investments in computer equipment and intangible assets. At July 31, 2018, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $2,944 for the three months ended July 31, 2018 compared to a net cash inflow of $1,164,338 for the three months ended July 31, 2017. The decrease in net cash inflow from financing activities was primarily due to the private placement that occurred on July 20, 2017 where we issued an aggregate of 539,240 shares of common stock at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. No financings took place in the current period. The net cash inflow for the three months ended July 31, 2018 was primarily related shares issued pursuant to our employee stock purchase plan.

Off-Balance Sheet Arrangements

            We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

            In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”) which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted ASU 2014-09 as of May 1, 2018 using the modified retrospective transition method. See Note 4 – Revenue Recognition under ASC 606 in our notes to consolidated financial statements for further details.

Recently Issued Accounting Pronouncements

            In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This amendment is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. We are currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

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

            In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive of our ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Operating expenses of $3,985,110 exceeded revenue of $2,887,830 for the three months ended July 31, 2018. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2018 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2018 (2017 - none).

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

            Based on the 5,939,598 shares of common stock that were issued and outstanding as of July 31, 2018, our directors owned approximately 51% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at July 31, 2018, then we would be required to issue an additional 1,234,022 shares of our common stock, which would represent approximately 21% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
5/1/2018 – 5/31/2018	−	−	−	284,278
6/1/2018 – 6/30/2018	−	−	−	284,278
7/1/2018 – 7/31/2018	−	−	−	284,278
Total	−	−	−	284,278

(1)	Pursuant to a normal course issuer bid announced on March 27, 2018, which commenced on March 29, 2018 and expires on March 28, 2019 to purchase up to 284,278 shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosures.

            Not Applicable.

Item 5. Other Information.

            None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003)

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006)

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

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

Date: September 13, 2018

/s/ David Karp
David Karp
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2018