Form 10-Q
period 2018-10-31
COUNTERPATH CORP
filed 2018-12-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,945,115 shares of common stock issued and outstanding as of December 7, 2018.

COUNTERPATH CORPORATION
OCTOBER 31, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2018 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended October 31, 2018, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended October 31, 2018 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	October 31,	April 30,
	2018	2018

Assets
Current assets:
Cash	$1,848,630	$2,348,883
Accounts receivable (net of allowance for doubtful accounts of $1,071,383 (2018 - $322,638))	2,241,779	3,509,010
Deferred sales commission costs – current – Note 4	103,292	–
Derivative assets	3,457	–
Prepaid expenses and deposits	177,585	191,245
Total current assets	4,374,743	6,049,138

Deposits	96,706	98,633
Deferred sales commission costs – non-current – Note 4	62,253	–
Equipment	94,631	121,819
Goodwill	6,690,425	6,843,575
Intangibles and other assets	220,638	221,062
Total Assets	$11,539,396	$13,334,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,514,742	$2,437,733
Derivative liability	13,719	–
Unearned revenue	2,597,465	2,565,876
Customer deposits	3,137	2,200
Accrued warranty	56,208	63,130
Total current liabilities	5,185,271	5,068,939

Deferred lease inducements	9,071	14,339
Loan payable – Note 7	1,000,000	–
Unrecognized tax liability	9,763	9,763
Total liabilities	6,204,105	5,093,041

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: October 31, 2018 – nil; April 30, 2018 – nil	–	–
Common stock, $0.001 par value – Note 8 Authorized: 100,000,000 Issued: October 31, 2018 – 5,943,082; April 30, 2018 – 5,930,468	5,943	5,931
Additional paid-in capital	75,520,205	75,170,181
Accumulated deficit – Note 4	(66,642,356)	(63,701,685)
Accumulated other comprehensive loss – currency translation adjustment	(3,548,501)	(3,233,241)
Total stockholders’ equity	5,335,291	8,241,186
Liabilities and Stockholders’ Equity	$11,539,396	$13,334,227

Commitments – Note 11
Contingencies – Note 12
Going concern – Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenue – Note 10:
Software	$923,416	$1,816,867	$2,279,418	$3,515,760
Subscription, support and maintenance	1,319,840	981,619	2,570,860	1,948,681
Professional services and other	198,005	612,079	478,813	1,058,930
Total revenue	2,441,261	3,410,565	5,329,091	6,523,371
Operating expenses:
Cost of sales (includes depreciation of $528 (2017 – $3,168))	623,811	380,822	1,219,367	769,065
Sales and marketing	967,689	1,031,227	1,962,649	2,035,511
Research and development	1,391,737	1,329,437	2,794,693	2,690,910
General and administrative	1,550,101	714,598	2,541,739	1,607,185
Total operating expenses	4,533,338	3,456,084	8,518,448	7,102,671
Loss from operations	(2,092,077)	(45,519)	(3,189,357)	(579,300)
Interest and other income (expense), net:
Interest and other income
Interest expense	(4,661)	(162)	(4,666)	(215)
Foreign exchange gain (loss)	43,535	204,515	124,471	(414,184)
Change in fair value of derivative instruments	(10,554)	–	(5,152)	–
Total interest and other income (expense), net	28,320	204,353	114,653	(414,399)
Net income (loss) for the period	$(2,063,757)	$158,834	$(3,074,704)	$(993,699)

Net income (loss) per share – Note 13:
Basic	$(0.35)	$0.03	$(0.52)	$(0.19)
Diluted	$(0.35)	$0.03	$(0.52)	$(0.19)

Weighted average common shares outstanding:
Basic	5,941,812	5,487,765	5,937,115	5,262,359
Diluted	5,941,812	5,892,580	5,937,115	5,262,359

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net income (loss) for the period	$(2,063,757)	$158,834	$(3,074,704)	$(993,699)
Other comprehensive loss:
Foreign currency translation adjustments	(112,295)	(425,942)	(315,260)	770,611
Comprehensive loss	$(2,176,052)	$(267,108)	$(3,389,964)	$(223,088)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2018	2017

Cash flows from operating activities:
Net loss for the period	$(3,074,704)	$(993,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred lease inducements	(4,947)	(5,057)
Depreciation and amortization	47,309	55,869
Unrealized foreign exchange (gain) loss	(171,975)	383,154
Stock-based compensation – Note 8	339,597	406,959
Issuance of common stock for services	–	2,776
Change in fair value of derivative instruments	10,262	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	98,933	38,392
Accounts receivable	1,267,223	(1,685,153)
Deferred sales commission costs – Note 4	(31,512)	–
Accrued warranty	(6,922)	6,295
Customer deposits	937	(3,831)
Prepaid expenses and deposits	12,887	29,060
Unearned revenue – Note 4	31,589	237,611
Net cash used in operating activities	(1,481,323)	(1,527,624)

Cash flows from investing activities:
Purchases of equipment	(17,969)	(51,818)
Purchases of intangibles	(3,314)	(10,585)
Net cash used in investing activities	(21,283)	(62,403)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,439	1,195,776
Repurchases of common stock	–	(33,220)
Proceeds received from loan payable – Note 7	1,000,000	–
Net cash provided by financing activities	1,010,439	1,162,556

Foreign exchange effect on cash	(8,086)	38,584

Decrease in cash	(500,253)	(388,887)

Cash, beginning of the period	2,348,883	2,071,019
Cash, end of the period	$1,848,630	$1,682,132

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$–	$162
Taxes	$–	$–

Non cash transactions – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended October 31, 2018
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued – Note 8:
Private placement, net of share issuance costs	539,240	540	–	–	1,165,956	–	–	1,166,496
Issuance of common stock for services	14,000	14			33,303			33,317
Share repurchase plan	–	–	(13,600)	(14)	(33,630)	–	–	(33,644)
Cancellation of shares	(71,500)	(72)	71,500	72	425	–	–	425
Stock-based compensation	–	–	–	–	406,959	–	–	406,959
Employee share purchase program	12,165	12	–	–	29,268	–	–	29,280
Net loss for the period	–	–	–	–	–	(993,699)	–	(993,699)
Foreign currency translation adjustment	–	–	–	–	–	–	770,611	770,611
Balance, October 31, 2017	5,499,150	$5,499	(2,000)	$(2)	$73,282,856	$(61,474,714)	$(3,254,585)	$8,559,054

Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186
Adoption of ASC 606 – Note 4	–	–	–	–	–	134,033	–	134,033
Balance, May 1, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,567,652)	$(3,233,241)	$8,375,219

Shares issued – Note 8:
Stock-based compensation	–	–	–	–	339,597	–	–	339,597
Employee share purchase program	5,656	5	–	–	12,813	–	–	12,818
Exercise of stock options	6,958	7	–	–	(2,386)	–	–	(2,379)
Net loss for the period	–	–	–	–	–	(3,074,704)	–	(3,074,704)
Foreign currency translation adjustment	–	–	–	–	–	–	(315,260)	(315,260)
Balance, October 31, 2018	5,943,082	$5,943	–	$–	$75,520,205	$(66,642,356)	$(3,548,501)	$5,335,291

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
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

These interim consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. (“BridgePort”), a company incorporated under the laws of the state of Delaware and CounterPath LLC, a company formed on August 27, 2018, under the laws of the state of Delaware. The results of NewHeights Software Corporation (“NewHeights”), which subsequently was amalgamated with another subsidiary to become CounterPath Technologies Inc., are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. (“FirstHand”), which subsequently was amalgamated with CounterPath Technologies Inc., and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $66,642,356 as of October 31, 2018, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the financial statements.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that is not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. During the quarter ended October 31, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000. See Note 7 – Loan Payable for further detail. As of October 31, 2018, the Company has no other commitments to raise funds.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

Operating results for the three and six months ended October 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the Securities Exchange Commission on July 25, 2018, and there have been no changes to the Company's significant accounting policies during the three and six months ended October 31, 2018, except for the revenue recognition policy, described in Note 4 – Revenue Recognition under ASC 606, that was updated as a result of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). ASU 2014-09 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. All amounts and disclosures set forth herein are in compliance with these standards.

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

Revenue from significant customers for the three and six months ended October 31, 2018 and 2017 is summarized below:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Customer A	14%	10%	8%	6%

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
Customer B	10%	2%
Customer C	10%	6%
Customer D	2%	13%
Customer E	–%	18%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31,	April 30,
	2018	2018
Balance of allowance for doubtful accounts, beginning of period	$322,638	$80,232
Bad debt provision	748,745	578,024
Write-off of receivables	–	(335,618)
Balance of allowance for doubtful accounts, end of period	$1,071,383	$322,638

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

The Company records foreign currency option and forward contracts on its Consolidated Balance Sheets as derivative assets or liabilities depending on whether the fair value of such contracts is a net asset or net liability, respectively. See Note 5 - Derivative Instruments for further detail. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and six months ended October 31, 2018.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

During the three and six months ended October 31, 2018, the Company recognized $708,052 and $1,655,852 in revenue, respectively, in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at May 1, 2018.

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

During the three and six months ended October 31, 2018, the Company capitalized approximately $277,332 and $319,132, respectively, of costs to obtain revenue contracts and amortized approximately $59,595 and $113,695 of commissions during those same periods to sales and marketing expense. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled approximately $165,545 at October 31, 2018.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

The following tables summarize the adoption impact of ASC 606 on the Company's condensed consolidated financial statements for the three and six months ended October 31, 2018.

Selected Condensed Consolidated Income Statement Line Items:

	Three Months Ended October 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$935,217	$(11,801)	$923,416
Subscription, support and maintenance	1,321,250	(1,410)	1,319,840
Professional services and other	183,564	14,441	198,005
Total revenue	$2,440,031	$1,230	$2,441,261

Operating expenses:
Sales and marketing	$973,263	$(5,574)	$967,689
Loss from operations	$(2,098,881)	$6,804	$(2,092,077)

Net loss per share:
Basic and diluted	$(0.35)	$–	$(0.35)

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

	Six Months Ended October 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$2,311,460	$(32,042)	$2,279,418
Subscription, support and maintenance	2,572,447	(1,587)	2,570,860
Professional services and other	438,492	40,321	478,813
Total revenue	$5,322,399	$6,692	$5,329,091

Operating expenses:
Sales and marketing	$1,992,205	$(29,556)	$1,962,649
Loss from operations	$(3,225,605)	$36,248	$(3,189,357)

Net loss per share:
Basic and diluted	$(0.52)	$–	$(0.52)

Selected Condensed Consolidated Balance Line Items:

		October 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commissions costs	$–	$103,292	$103,292
Current liabilities:
Unearned revenue	$2,604,157	$(6,692)	$2,597,465
Non-current assets:
Deferred sales commissions costs	$–	$62,253	$62,253
Stockholders’ equity:
Accumulated deficit	$(66,801,209)	$158,853	$(66,642,356)

Selected Condensed Consolidated Statement of Cash Flows Line Items:

	Six Months Ended October 31, 2018
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(3,110,952)	$36,248	$(3,074,704)
Deferred sales commissions costs	$–	$(31,512)	$(31,512)
Unearned revenue	$38,281	$(6,692)	$31,589
Unrealized foreign exchange (gain) loss	$(173,931)	$1,956	$(171,975)
Net cash provided by operating activities	$(1,481,323)	$–	$(1,481,323)

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 10 – Segmented Information for more information.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

Note 5	Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company’s revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk, inherent in conducting business globally in multiple currencies, primarily from its business operations in Canada.

The Company’s foreign currency risk management program includes entering into foreign currency derivatives at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These foreign currency forward and option contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. The changes in fair value and settlements are recorded in change in fair value of derivative instruments, net in the consolidated statement of operations.

During the three and six months ended October 31, 2018 and 2017, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company’s outstanding derivative instruments:

	October 31,	April 30,
Fair value of Undesignated Derivatives	2018	2018
Foreign currency option contracts	$2,000,000	$–
Foreign currency forward contracts	$500,000	$–
	$2,500,000	$–

The following table presents the fair values of the Company’s derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets. The Company did not have any outstanding derivative contracts as of April 30, 2018.

	October 31, 2018
	Derivative	Derivative
Fair value of Undesignated Derivatives	Assets	Liabilities
Foreign currency option contracts	$3,457	$13,073
Foreign currency forward contracts	$–	$646
	$3,457	$13,719

During the three and six months ended October 31, 2018, the Company recorded losses of $10,554 and $5,152 in change in fair value of derivative instruments. No such losses were recorded in the prior year as the Company did not enter into any forward and option contracts.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

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

Financial Instruments Measured at Fair value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2018 and April 30, 2018.

	Carrying		Fair Value
As at October 31, 2018	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,848,630	$1,848,630	1	N/A
Foreign currency option contracts	3,457	3,457	2	Note 5
	$1,852,087	$1,852,087

Liabilities
Foreign currency forward and
option contracts	$13,719	$13,719	2	Note 5

	Carrying		Fair Value
As at April 30, 2018	Amount	Fair Value	Levels	Reference
Cash	$2,348,883	$2,348,883	1	N/A

Financial Instruments Not Measured at Fair Value

The following table presents the Company’s liability that is not measured at fair value as of October 31, 2018, but for which fair value is available:

	Carrying		Fair Value
As at October 31, 2018	Amount	Fair Value	Levels	Reference
Loan payable	$1,000,000	$1,063,688	2	Note 7

Loan payable is presented on the consolidated balance sheets at carrying cost. The fair value of the fixed interest rate loan is estimated based on observable market prices or inputs. Where observable prices or inputs are not available, valuation models are applied using the net present value of cash flow streams over the term, using estimated market rates for similar instruments and remaining terms.

Note 7	Loan Payable

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of the Company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the second anniversary of the first advance.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

As of October 31, 2018, the principal balance of the loan payable was $1,000,000. This balance is to be repaid on or before October 11, 2020. During the three and six months ended October 31, 2018, the Company recognized $4,603 and $4,603, respectively, in interest expense in the consolidated statement of operations. See Note 9 – Related Party Transactions.

Note 8	Common Stock

Private Placement

On July 20, 2017, the Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. There were no private placements during the six months ended October 31, 2018.

Shares Issued for Services

On October 16, 2017, the Company entered into an agreement to issue 14,000 shares of the Company’s common stock in exchange for investor relation services. The agreement was terminated on April 8, 2018 as the services were no longer required. Pursuant to the terms of the agreement, upon termination, 7,211 shares of common stock were returned to the Company.

Stock Options

During the six months ended October 31, 2018, the Company granted 7,500 stock options to an employee of the Company. No stock options were granted in the same period in the prior year. The weighted-average fair value of options granted during the six months ended October 31, 2018 was $1.41. The weighted-average assumptions utilized to determine such value is presented in the following table:

Six Months Ended
October 31, 2018
Risk-free interest rate	2.86%
Expected volatility	76.3%
Expected term	3.7 years
Dividend yield	0%

During the six months ended October 31, 2018, the Company issued 6,958 shares pursuant to cashless exercises of 35,500 stock options and remitted employee tax withholdings of approximately $2,386 on the behalf of its employees. No stock options were exercised in the same periods in the prior year. The following is a summary of the status of the Company’s stock options as of October 31, 2018 and the stock option activity during the three and six months ended October 31, 2018:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2018	675,042	$2.66
Granted	7,500	$2.51
Forfeited/Cancelled	(109,770)	$2.78
Expired	(11,000)	$2.50
Exercised	(35,500)	$2.50
Outstanding at October 31, 2018	526,272	$2.65

Exercisable at October 31, 2018	294,335	$2.56
Exercisable at April 30, 2018	256,555	$2.47

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Cost of sales	$11,001	$8,505	$25,570	$27,855
Sales and marketing	16,278	15,944	38,760	41,674
Research and development	10,983	11,527	26,014	31,927
General and administrative	18,076	36,099	44,723	72,348
Total stock-option based compensation	56,338	$72,075	$135,067	$173,804

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the six months ended October 31, 2018, the Company matched $14,951 (2017 - $14,971) in shares purchased by employees under the ESPP. During the six months ended October 31, 2018, 12,984 shares (2017 – nil shares) were purchased on the open market and 5,656 shares (2017 – 12,165) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of October 31, 2018, a total of 59,332 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the three and six months ended October 31, 2018, 136,981 (2017 — 113,252) deferred stock units (DSUs) were issued under the Deferred Stock Unit Plan (DSUP), of which 68,491 were granted to officers or employees and 68,490 were granted to non-employee directors. As of October 31, 2018, a total of 142,496 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of October 31, 2018, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2018	465,390	$6.40
Granted	136,981	$2.51
Cancelled	(68,880)	$2.42
DSUs outstanding at October 31, 2018	533,491	$5.51

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and six months ended October 31, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
General and administrative	$15,848	$38,552	$204,530	$233,155

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expired March 28, 2018, the Company was authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to October 31, 2017, the Company repurchased 73,500 common shares at an average price of $2.17 (CDN$2.81) for a total of $159,495. As of October 31, 2017, a total of 71,500 shares had been cancelled and another 2,000 repurchased shares were in the process of being cancelled.

On March 27, 2018, the Company filed another normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid, the Company is authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. During the three and six months ended October 31, 2018, no shares were repurchased under the NCIB.

Note 9	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation, a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company. As of October 31, 2018, the principal balance of the loan payable was $1,000,000. During the three and six months ended October 31, 2018, the Company recognized $4,603 and $4,603, respectively, in interest expense in the consolidated statement of operations. See Note 7 – Loan Payable for more information.

During the three and six months ended October 31, 2018, the Company through its wholly owned subsidiary, CounterPath Technologies, paid $20,947 and $42,065 (2017 - $20,078 and $40,156), respectively, to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $7,734 and $15,530 (2017 - $7,907 and $15,836) for the three and six months ended October 31, 2018, respectively.

On July 20, 2017, our Company issued an aggregate of 539,240 shares of common stock under a non- brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In connection with this private placement, Wesley Clover International Corporation purchased 144,357 shares, KMB Trac Two Holdings Ltd., purchased 180,446 shares, the chief executive officer and a director of the Company, purchased 11,368 shares, the chief financial officer of the Company, purchased 4,511 shares, and the executive vice president, sales and marketing of the Company, purchased 4,545 shares.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

Note 10	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
North America	$1,642,703	$1,755,522	$3,381,006	$3,509,598
EMEA	570,487	1,239,538	1,212,481	2,183,667
Asia Pacific	135,635	223,512	551,660	521,895
Latin America	92,436	191,993	183,944	308,211
	$2,441,261	$3,410,565	$5,329,091	$6,523,371

All of the Company’s long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	October 31,	April 30,
	2018	2018
Canada	6,969,958	7,150,537
United States	35,736	35,919
	$7,005,694	$7,186,456

Note 11	Commitments

Total payable over the term of the agreements for the period ended are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform	Software
	Related	Unrelated	Office	Service	Development
	Party	Party	Leases	Contract	Contract
2019	$56,078	$290,364	$346,442	$110,000	$132,750
2020	5,156	305,178	310,334	240,000	−
2021	−	41,331	41,331	220,000	−
2022	−	24,110	24,110	−	−
	$61,234	$660,983	$722,217	$570,000	$132,750

Note 12	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018
(Unaudited)

Note 13	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(2,063,757)	$158,834	$(3,074,704)	$(993,699)

Denominator
Weighted average shares outstanding	5,941,812	5,487,765	5,937,115	5,262,359
Effect of dilutive securities	−	404,815	−	−
	5,941,812	5,892,580	5,937,115	5,262,359

Basic and diluted loss per share	$(0.35)	$0.03	$(0.52)	$(0.19)

For the three months ended October 31, 2018, common share equivalents consisting of stock options and DSUs totaling 1,059,763 were not included in the computation of diluted EPS because the effect was anti-dilutive. For the three months ended October 31, 2017, common share equivalents consisting of 3,677 options and 401,138 DSUs were included in the computation of diluted EPS because the effect was dilutive. For the six months ended October 31, 2018 and 2017, common share equivalents consisting of stock options and DSUs totaling 1,059,763 and 820,886, respectively, were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

            These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company's or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

            Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including securities laws of the United States of America and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

  Subscription, support and maintenance

  We generate recurring subscription revenue from subscriptions related to our software as a service offering. Recurring support and maintenance revenue is generated from annual software support and maintenance contracts for our perpetual software licenses. Support and maintenance revenue is typically billed annually in advance based on the terms of the arrangement, while subscription revenue is typically billed annually or monthly in advance based on the terms of the agreement.

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

            There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2018, during the six months ended October 31, 2018 except for our adoption of ASC 606 as described below:

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

Results of Operations

            Our operating activities during the three and six months ended October 31, 2018 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and six months ended October 31, 2018, we recorded decrease operating costs on translation of Canadian dollar costs as compared to the three and six months ended October 31, 2017 of approximately $59,400 and $86,300, respectively.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2018 and 2017 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2018 and 2017 and the audited consolidated financial statements for the fiscal year ended April 30, 2018. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended October 31,
	2018			2017
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,441,261	100%		$3,410,565	100%

Operating expenses	4,533,338	186%		3,456,084	101%
Loss from operations	($2,092,077)	(86%	)	($45,519)	(1%	)
Interest and other income, net	(4,661)	−%		(162)	−%
Foreign exchange gain (loss)	43,535	1%		204,515	6%
Loss on change in fair value of derivative instruments	(10,554)	−%		−	−%
Net income (loss)	($2,063,757)	(85%	)	$158,834	5%

Net income (loss) per share
-Basic	($0.35)			$0.03
-Diluted	($0.35)			$0.03
Weighted average common shares outstanding
-Basic	5,941,812			5,487,765
-Diluted	5,941,812			5,892,580

Selected Consolidated Statements of Operations Data

	Six Months Ended October 31,
	2018			2017
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$5,329,091	100%		$6,523,371	100%

Operating expenses	8,518,448	160%		7,102,671	109%
Loss from operations	($3,189,357)	(60%	)	($579,300)	(9%	)
Interest and other income, net	(4,666)	−%		(215)	−%
Foreign exchange gain (loss)	124,471	2%		(414,184)	(6%	)
Loss on change in fair value of derivative instruments	(5,152)	−%		−	−%
Net loss	($3,074,704)	(58%	)	($993,699)	(15%	)

Net loss per share
-Basic and diluted	($0.52)			($0.19)
Weighted average common shares outstanding
-Basic and diluted	5,937,115			5,262,359

Revenue

	Three Months Ended October 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$923,416	38%	$1,816,867	53%	($893,451)	(49%	)
Subscription, support and maintenance	1,319,840	54%	981,619	29%	338,221	34%
Professional services and other	198,005	8%	612,079	18%	(414,074)	(68%	)
Total revenue	$2,441,261	100%	$3,410,565	100%	($969,304)	(28%	)

Revenue by Region
North America	$1,642,703	67%	$1,755,522	51%	($112,819)	(6%	)
International	798,558	33%	1,655,043	49%	(856,485)	(52%	)
Total revenue	$2,441,261	100%	$3,410,565	100%	($969,304)	(28%	)

            For the three months ended October 31, 2018, we generated $2,441,261 in revenue compared to $3,410,565 for the three months ended October 31, 2017, representing a decrease of $969,304 or 28%.

            Software revenue decreased by $893,451 or 49% to $923,416 for the three months ended October 31, 2018 compared to $1,861,867 for the three months ended October 31, 2017. The decrease in software revenue was a result of decreased sales to channel partners, service providers, and enterprises.

            Subscription, support and maintenance revenue increased by $338,221 or 34% to $1,319,840 for the three months ended October 31, 2018 compared to $981,619 for the three months ended October 31, 2017. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

            Professional services and other revenue decreased by $414,074 or 68% to $198,005 for the three months ended October 31, 2018 compared to $612,079 for the three months ended October 31, 2017. The decrease in professional services and other revenue was a result of decreased sales to service providers and channel partners.

            North American revenue decreased by $112,819 or 6% to $1,642,703 for the three months ended October 31, 2018 compared to $1,755,522 for the three months ended October 31, 2017, as a result of lower sales of software to channel partners partially offset by higher sales of service to channel partners and service providers. International revenue outside of North America decreased by $856,485 or 52% to $798,558 for the three months ended October 31, 2018 compared to $1,655,043 for the three months ended October 31, 2017, as a result of lower sales of software and service to international service providers, channel partners, and enterprises.

	Six Months Ended October 31,
	2018		2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$2,279,418	43%	$3,515,760	54%	($1,236,342)	(35%	)
Subscription, support and maintenance	2,570,860	48%	1,948,681	30%	622,179	32%
Professional services and other	478,813	9%	1,058,930	16%	(580,117)	(55%	)
Total revenue	$5,329,091	100%	$6,523,371	100%	($1,194,280)	(18%	)
Revenue by Region
North America	$3,381,006	63%	$3,509,598	54%	($128,592)	(4%	)
International	1,948,085	37%	3,013,773	46%	(1,065,688)	(35%	)
Total revenue	$5,329,091	100%	$6,523,371	100%	($1,194,280)	(18%	)

            For the six months ended October 31, 2018, we generated $5,329,091 in revenue compared to $6,523,371 for the six months ended October 31, 2017, representing a decrease of $1,194,280 or 18%.

            Software revenue decreased by $1,236,342 or 35% to $2,279,418 for the six months ended October 31, 2018 compared to $3,515,760 for the six months ended October 31, 2017. The decrease in software revenue was a result of decreased sales to service providers, channel partners, and enterprises.

            Subscription, support and maintenance revenue increased by $622,179 or 32% to $2,570,860 for the six months ended October 31, 2018 compared to $1,948,681 for the six months ended October 31, 2017. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners and service providers.

            Professional services and other revenue decreased by $580,117 or 55% to $478,813 for the six months ended October 31, 2018 compared to $1,058,930 for the six months ended October 31, 2017. The decrease in professional services and other revenue was a result of decreased sales to service providers and channel partners.

            North American revenue decreased by $128,592 or 4% to $3,381,006 for the six months ended October 31, 2018 compared to $3,509,598 for the six months ended October 31, 2017, as a result of lower sales of software to enterprises, service providers, and channel partners partially offset by higher sales of service to channel partners and service providers. International revenue outside of North America decreased by $1,065,688 or 35% to $1,948,085 for the six months ended October 31, 2018 compared to $3,013,773 for the six months ended October 31, 2017, as a result of lower sales of software and service to European service providers and channel partners.

Operating Expenses

Cost of Sales

            Cost of sales for the three and six months ended October 31, 2018 and 2017 were as follows:

	October 31, 2018		October 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$623,811	26%	$380,822	11%	$242,989	64%
Six months ended	$1,219,367	23%	$769,065	12%	$450,302	59%

            Cost of sales was $623,811 for the three months ended October 31, 2018 compared to $380,822 for the three months ended October 31, 2017. The increase of $242,989 or 64% was primarily attributable to an increase in third-party service fees of approximately $160,700, wages and benefits expenses of approximately $67,200, an increase in licenses and software expense of approximately $37,000, offset by a decrease in other expenses of approximately $17,400.

            Cost of sales was $1,219,367 for the six months ended October 31, 2018 compared to $769,065 for the six months ended October 31, 2017. The increase of $450,302 or 59% was primarily attributable to an increase in third-party service fees of approximately $274,000, wages and benefits expenses of approximately $93,100, an increase in licenses and software expense of approximately $93,600, offset by a decrease in other expenses of approximately $10,400.

Sales and Marketing

            Sales and marketing expenses for the three and six months ended October 31, 2018 and 2017 were as follows:

	October 31, 2018		October 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$967,689	40%	$1,031,227	30%	($63,538)	(6%	)
Six months ended	$1,962,649	37%	2,035,511	31%	($72,862)	(4%	)

            Sales and marketing expenses were $967,689 for the three months ended October 31, 2018 compared to $1,031,227 for the three months ended October 31, 2017. The decrease of $63,538 or 6% was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $77,300, offset by an increase in other expenses of approximately $13,700.

            Sales and marketing expenses were $1,962,649 for the six months ended October 31, 2018 compared to $2,035,511 for the six months ended October 31, 2017. The decrease of $72,862 or 4% was primarily attributable to a decrease wages, benefits and consulting fees of approximately $83,600 and a decrease in marketing expenses of approximately $34,500. This decrease was offset by an increase in travel and trade show expenses of approximately $9,300 and an increase in other expenses of approximately $35,900.

Research and Development

            Research and development expenses for the three and six months ended October 31, 2018 and 2017 were as follows:

	October 31, 2018		October 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,391,737	57%	$1,329,437	39%	$62,300	5%
Six months ended	$2,794,693	52%	$2,690,910	41%	$103,783	4%

            Research and development expenses were $1,391,737 for the three months ended October 31, 2018 compared to $1,329,437 for the three months ended October 31, 2017. The increase of $62,300 or 5% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $41,100, and an increase in other expenses of approximately $21,200.

            Research and development expenses were $2,794,693 for the six months ended October 31, 2018 compared to $2,690,910 for the six months ended October 31, 2017. The increase of $103,783 or 4% was primarily attributable to an increase in wages, benefits and consulting fees of approximately $57,700, and an increase in other expenses of approximately $46,100.

General and Administrative

            General and administrative expenses for the three and six months ended October 31, 2018 and 2017 were as follows:

	October 31, 2018		October 31, 2017		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,550,101	63%	$714,598	21%	$853,503	117%
Six months ended	$2,541,739	48%	$1,607,185	25%	$934,554	58%

            General and administrative expenses were $1,550,101 for the three months ended October 31, 2018 compared to $714,598 for the three months ended October 31, 2017. The increase of $853,503 or 117% in general and administrative expenses was primarily attributable to an increase in bad debts expense of $601,300, a one time accrual of $321,000 related to the departure of our former chief executive officer, an increase in audit, legal and other professional expenses of approximately $22,100, an increase in license and permits fees of approximately $105,700, an increase in other expenses of approximately $31,900, offset by a decrease in wages, benefits and consulting fees of approximately $171,800.

            General and administrative expenses were $2,541,739 for the six months ended October 31, 2018 compared to $1,607,185 for the six months ended October 31, 2017. The increase of $934,554 or 58% in general and administrative expenses was primarily attributable to an increase in bad debts expense of approximately $651,200, a one time accrual of $321,000 related to the departure of our former chief executive officer, an increase in audit, legal and other professional expenses of approximately $63,400, an increase in license and permit fees of approximately $107,800, an increase in other expenses of approximately $49,400, offset by a decrease in wages, benefits and consulting fees of approximately $183,600.

Interest and Other Income (Expense), Net

            Interest and other income (expense), net was $28,319 and $114,652, for the three and six months ended October 31, 2018, respectively, compared to $204,353 and ($414,399) for the same periods in the prior year and is primarily comprised of foreign exchange gains and losses realized during the period. Foreign exchange gain for the three and six months ended October 31, 2018 was $43,535 and $124,471, respectively, compared to a foreign exchange gain of $204,515 and a foreign exchange loss of $414,184 for the three months and six months ended October 31, 2017, respectively. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

            The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	October 31, 2018	April 30, 2018
Cash	$1,848,630	$2,348,883
Current assets	$4,374,743	$6,049,138
Total assets	$11,539,396	$13,334,227
Current liabilities	$5,185,271	$5,068,939
Total liabilities	$6,204,105	$5,093,041

            As of October 31, 2018, we had $1,848,630 in cash compared to $2,348,883 as of April 30, 2018, representing a decrease of $500,253. Our working capital deficit was $810,528 at October 31, 2018 compared to working capital of $980,199 at April 30, 2018, representing a decrease of $1,790,727.

            We have experienced recurring losses and an accumulated deficit of $66,642,356 as of October 31, 2018, as a result of flat to declining revenues resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

            To alleviate this situation, we have plans in place to improve our financial position and liquidity, while executing on our growth strategy, by managing and or reducing costs that is not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues.

     We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. During the quarter ended October 31, 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000. As of October 31, 2018, the principal balance of the loan payable was $1,000,000. We do not have any other commitments to raise funds as of the date of issuance of this quarterly report on Form 10-Q.

            Our company has $1,326,893 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

            Our cash flows for the six months ended October 31, 2018 and 2017 are as follows:

	Six months ended	Six months ended
	October 31, 2018	October 31, 2017
Net cash used in operating activities	($1,481,323)	($1,527,624)
Net cash used in investing activities	($21,283)	($62,403)
Net cash provided by financing activities	$1,010,439	$1,162,556
Net decrease in cash	($500,253)	($388,887)

Operating Activities

            Our operating activities resulted in a net cash outflow of $1,481,323 for the six months ended October 31, compared to a net cash outflow of $1,527,624 for the same period in the prior year, representing a decrease in net cash used in operating activities of $46,301. The decrease in net cash used in operating activities for the six months ended October 31, 2018 was primarily due to an increase in the change in accounts receivables of approximately $2,952,400 and increases in accounts payable and accrued liabilities by approximately $60,500. These increases are offset by increases in net loss of approximately $2,081,005, non-cash foreign exchange gain of approximately $555,000 and stock-based compensation expense of approximately $67,400. The decrease in cash used in operating activities is also attributed to decreases in deferred sales commissions costs and unearned revenue of approximately $31,500 and $206,000, respectively.

Investing Activities

            Investing activities resulted in a net cash outflow of $21,283 for the six months ended October 31, 2018, compared to $62,403 for the same period in the prior year. The decrease in net cash outflow from investing activities was primarily a result of a decrease in investments in computer equipment and intangible assets. At October 31, 2018, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $1,010,439 for the six months ended October 31, 2018 compared to a net cash inflow of $1,162,556 for the six months ended October 31, 2017. The decrease in net cash inflow from financing activities was primarily due to the private placement that occurred on July 20, 2017 where we issued an aggregate of 539,240 shares of common stock at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. During the six months ended October 31, 2018, we received proceeds of $1,000,000 under a loan agreement, in addition to proceeds received related shares issued pursuant to our employee stock purchase plan of approximately $10,400.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

            Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Interim Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Interim Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Operating expenses of $4,533,338 and $8,518,448 exceeded revenue by $2,092,077 and $3,189,357 for the three and six months ended October 31, 2018, respectively. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended October 31, 2018 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended October 31, 2018 (2017 - none).

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

            Based on the 5,943,082 shares of common stock that were issued and outstanding as of October 31, 2018, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at October 31, 2018, then we would be required to issue an additional 1,059,762 shares of our common stock, which would represent approximately 15% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

            None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
8/1/2018 – 8/31/2018	−	−	−	284,278
9/1/2018 – 9/30/2018	−	−	−	284,278
10/1/2018 – 10/31/2018	−	−	−	284,278
Total	−	−	−	284,278

(1)	Pursuant to a normal course issuer bid announced on March 27, 2018, which commenced on March 29, 2018 and expires on March 28, 2019 to purchase up to 284,278 shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosures.

            Not Applicable.

Item 5. Other Information.

            None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.3	Amended Bylaws (incorporated by reference from our Registration Statement on Form SB-2/A filed on September 3, 2003)

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.5	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2006)

3.6	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 22, 2008)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

(4)	Instruments defining the rights of security holders, including indentures

4.1*	Employee Share Purchase Plan

4.2*	Amended 2010 Stock Option Plan

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5

Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6

Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.9

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10

Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.11

Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.12*	Separation Agreement between Donovan Jones and CounterPath Corporation and CounterPath Technologies Inc. dated September 17, 2018

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

(31)	Section 302 Certifications

31.1	Section 302 Certification of David Karp (filed herewith).

(32)	Section 906 Certifications

32.1	Section 906 Certification of David Karp (filed herewith).

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ David Karp
David Karp
Interim Chief Executive Officer
Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	December 12, 2018