Form 10-Q
period 2019-01-31
COUNTERPATH CORP
filed 2019-03-18
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,949,504 shares of common stock issued and outstanding as of March 12, 2019.

COUNTERPATH CORPORATION
JANUARY 31, 2019 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2019 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended January 31, 2019, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended January 31, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	January 31,	April 30,
	2019	2018

Assets
Current assets:
Cash	$1,744,859	$2,348,883
Accounts receivable (net of allowance for doubtful accounts of $1,124,161 (2018 - $322,638))	2,230,742	3,509,010
Deferred sales commission costs – current – Note 4	110,561	–
Derivative assets	12,007	–
Prepaid expenses and other current assets	271,687	191,245
Total current assets	4,369,856	6,049,138

Deposits	96,701	98,633
Deferred sales commission costs – non-current – Note 4	61,812	–
Equipment	80,644	121,819
Goodwill	6,690,043	6,843,575
Intangibles and other assets	225,656	221,062
Total Assets	$11,524,712	$13,334,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,411,854	$2,437,733
Derivative liability	18,052	–
Unearned revenue	2,680,073	2,565,876
Customer deposits	3,137	2,200
Accrued warranty	49,305	63,130
Total current liabilities	5,162,421	5,068,939

Deferred lease inducements	6,596	14,339
Loan payable – Note 7	2,000,000	–
Unrecognized tax liability	9,763	9,763
Total liabilities	7,178,780	5,093,041

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: January 31, 2019 – nil; April 30, 2018 – nil	–	–
Common stock, $0.001 par value – Note 8 Authorized: 100,000,000 Issued: January 31, 2019 – 5,946,832; April 30, 2018 – 5,930,468	5,947	5,931
Additional paid-in capital	75,591,318	75,170,181
Accumulated deficit – Note 4	(67,701,736)	(63,701,685)
Accumulated other comprehensive loss – currency translation adjustment	(3,549,597)	(3,233,241)
Total stockholders’ equity	4,345,932	8,241,186
Liabilities and Stockholders’ Equity	$11,524,712	$13,334,227

Commitments – Note 11
Contingencies – Note 12
Going concern – Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Revenue – Note 10:
Software	$1,119,311	$1,791,165	$3,398,729	$5,306,925
Subscription, support and maintenance	1,367,387	1,120,690	3,938,247	3,069,371
Professional services and other	101,060	172,048	579,873	1,230,978
Total revenue	2,587,758	3,083,903	7,916,849	9,607,274
Operating expenses:
Cost of sales (includes depreciation of $528 (2018 – $4,753))	563,236	362,057	1,782,603	1,131,122
Sales and marketing	983,290	996,470	2,945,939	3,031,981
Research and development	1,369,196	1,361,219	4,163,889	4,052,129
General and administrative	699,428	800,049	3,241,167	2,407,234
Total operating expenses	3,615,150	3,519,795	12,133,598	10,622,466
Loss from operations	(1,027,392)	(435,892)	(4,216,749)	(1,015,192)
Interest and other income (expense), net:
Interest and other income	2,145	–	2,145	–
Interest expense	(22,122)	(123)	(26,788)	(338)
Foreign exchange gain (loss)	(16,266)	(342,328)	108,205	(756,512)
Change in fair value of derivative instruments	4,255	–	(897)	–
Total interest and other income (expense), net	(31,988)	(342,451)	82,665	(756,850)
Net loss for the period	$(1,059,380)	$(778,343)	$(4,134,084)	$(1,772,042)

Net loss per share – Note 13:
Basic and diluted	$(0.18)	$(0.14)	$(0.70)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	5,945,181	5,539,352	5,939,803	5,354,690

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Net loss for the period	$(1,059,380)	$(778,343)	$(4,134,084)	$(1,772,042)
Other comprehensive loss:
Foreign currency translation adjustments	(1,096)	633,751	(316,356)	1,404,362
Comprehensive loss	$(1,060,476)	$(144,592)	$(4,450,440)	$(367,680)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2019	2018

Cash flows from operating activities:
Net loss for the period	$(4,134,084)	$(1,772,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	817,331	197,870
Deferred lease inducements	(7,421)	(7,626)
Depreciation and amortization	73,323	85,153
Unrealized foreign exchange (gain) loss	(172,503)	707,942
Stock-based compensation – Note 8	404,414	494,883
Issuance of common stock for services	–	11,105
Change in fair value of derivative instruments	6,045	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(3,901)	166,680
Accounts receivable	460,929	(1,997,358)
Deferred sales commission costs – Note 4	(38,340)	–
Accrued warranty	(13,825)	10,965
Customer deposits	937	(5,730)
Prepaid expenses and other current assets	(81,217)	(46,973)
Unearned revenue – Note 4	114,197	286,724
Net cash used in operating activities	(2,574,115)	(1,868,407)

Cash flows from investing activities:
Purchases of equipment	(29,147)	(73,415)
Purchases of intangibles	(9,395)	(13,864)
Net cash used in investing activities	(38,542)	(87,279)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16,739	2,895,655
Repurchases of common stock	–	(32,059)
Proceeds received from loan payable – Note 7	2,000,000	–
Net cash provided by financing activities	2,016,739	2,863,596

Foreign exchange effect on cash	(8,106)	69,489

Decrease in cash	(604,024)	977,399

Cash, beginning of the period	2,348,883	2,071,019
Cash, end of the period	$1,744,859	$3,048,418

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$26,740	$341
Taxes	$–	$–

Non cash transactions – Note 8

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Six Months Ended January 31, 2019
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued – Note 8:
Private placement, net of share issuance costs	966,740	967	–	–	2,831,479	–	–	2,832,446
Issuance of common stock for services	14,000	14			33,303			33,317
Share repurchase plan	–	–	(13,600)	(14)	(33,807)	–	–	(33,821)
Cancellation of shares	(73,500)	(74)	73,500	74	1,762	–	–	1,762
Stock-based compensation	–	–	–	–	494,883	–	–	494,883
Employee share purchase program	22,226	22	–	–	61,970	–	–	61,992
Exercise of stock options	495	1			1,217			1,218
Net loss for the period	–	–	–	–	–	(1,772,042)	–	(1,772,042)
Foreign currency translation adjustment	–	–	–	–	–	–	1,404,362	1,404,362
Balance, January 31, 2018	5,935,206	$5,935	–	$–	$75,071,382	$(62,253,057)	$(2,620,834)	$10,203,426

Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186
Adoption of ASC 606 – Note 4	–	–	–	–	–	134,033	–	134,033
Balance, May 1, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,567,652)	$(3,233,241)	$8,375,219

Shares issued – Note 8:
Stock-based compensation	–	–	–	–	404,414	–	–	404,414
Employee share purchase program	9,406	9	–	–	19,109	–	–	19,118
Exercise of stock options	6,958	7	–	–	(2,386)	–	–	(2,379)
Net loss for the period	–	–	–	–	–	(4,134,084)	–	(4,134,084)
Foreign currency translation adjustment	–	–	–	–	–	–	(316,356)	(316,356)
Balance, January 31, 2019	5,946,832	$5,947	–	$–	$75,591,318	$(67,701,736)	$(3,549,597)	$4,345,932

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $67,701,736 as of January 31, 2019, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the financial statements.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. On October 10, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000. See Note 7 – Loan Payable for further detail. As of January 31, 2019, the Company has no other commitments to raise funds.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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

Operating results for the three and nine months ended January 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated interim financial statements and the accompanying notes.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the Securities Exchange Commission on July 25, 2018, and there have been no changes to the Company's significant accounting policies during the three and nine months ended January 31, 2019, except for the revenue recognition policy, described in Note 4 – Revenue Recognition under ASC 606, that was updated as a result of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09” or “ASC 606”). ASU 2014-09 also included Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. All amounts and disclosures set forth herein are in compliance with these standards.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

Revenue from significant customers for the three and nine months ended January 31, 2019 and 2018 is summarized below:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Customer A	–%	17%	–%	6%

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
Customer A	–%	18%
Customer B	–%	13%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31,	April 30,
	2019	2018
Balance of allowance for doubtful accounts, beginning of period	$322,638	$80,232
Bad debt provision	801,523	578,024
Write-off of receivables	–	(335,618)
Balance of allowance for doubtful accounts, end of period	$1,124,161	$322,638

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

The Company records foreign currency option and forward contracts on its Consolidated Balance Sheets as derivative assets or liabilities depending on whether the fair value of such contracts is a net asset or net liability, respectively. See Note 5 - Derivative Instruments for further detail. The Company did not enter any foreign currency derivatives designated as cash flow hedges in the three and nine months ended January 31, 2019.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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
January 31, 2019
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

The transaction price is the consideration that the Company expects to receive from its customers in exchange for its products or services. In determining the allocation of the transaction price, the Company identifies performance obligations in contracts with customers, which may include products, subscriptions to software and services, support, professional services and training. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price (“SSP”) is the price at which the Company would sell a promised product or service separately to a customer. The Company determines the SSP using information that may include market conditions or other observable inputs. In certain cases, the Company is able to establish a SSP based on observable prices for products or services sold separately. In these instances, the Company would use a single amount to estimate a SSP. If a SSP is not directly observable, for example when pricing is variable, the Company will use a range of SSP.

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

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

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

During the three and nine months ended January 31, 2019, the Company recognized $473,272 and $2,129,124 in revenue, respectively, in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at May 1, 2018.

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

During the three and nine months ended January 31, 2019, the Company capitalized approximately $79,926 and $399,058, respectively, of costs to obtain revenue contracts and amortized approximately $73,127 and $186,822 of commissions during those same periods to sales and marketing expense.

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled approximately $172,373 at January 31, 2019.

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

The following tables summarize the adoption impact of ASC 606 on the Company's condensed consolidated financial statements for the three and nine months ended January 31, 2019.

Selected Condensed Consolidated Income Statement Line Items:

	Three Months Ended January 31, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$1,104,256	$15,055	$1,119,311
Subscription, support and maintenance	1,369,457	(2,070)	1,367,387
Professional services and other	118,206	(17,146)	101,060
Total revenue	$2,591,919	$(4,161)	$2,587,758

Operating expenses:
Sales and marketing	$990,089	$(6,799)	$983,290
Loss from operations	$(1,030,030)	$2,638	$(1,027,392)

Net loss per share:
Basic and diluted	$(0.18)	$–	$(0.18)

COUNTERPATH CORPORATION
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

	Nine Months Ended January 31, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$3,415,716	$(16,987)	$3,398,729
Subscription, support and maintenance	3,941,904	(3,657)	3,938,247
Professional services and other	556,698	23,175	579,873
Total revenue	$7,914,318	$2,531	$7,916,849

Operating expenses:
Sales and marketing	$2,982,294	$(36,355)	$2,945,939
Loss from operations	$(4,255,635)	$38,886	$(4,216,749)

Net loss per share:
Basic and diluted	$(0.71)	$0.01	$(0.70)

Selected Condensed Consolidated Balance Line Items:

	January 31, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commissions costs	$–	$110,561	$110,561
Current liabilities:
Unearned revenue	$2,682,604	$(2,531)	$2,680,073
Non-current assets:
Deferred sales commissions costs	$–	$61,812	$61,812
Stockholders’ equity:
Accumulated deficit	$(67,871,578)	$169,842	$(67,701,736)

Selected Condensed Consolidated Statement of Cash Flows Line Items:

	Nine Months Ended January 31, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(4,172,970)	$38,886	$(4,134,084)
Deferred sales commissions costs	$–	$(38,340)	$(38,340)
Unearned revenue	$116,728	$(2,531)	$114,197
Unrealized foreign exchange (gain) loss	$(174,488)	$1,985	$(172,503)
Net cash provided by operating activities	$(2,574,115)	$–	$(2,574,115)

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 10 – Segmented Information for more information.

Note 5	Derivative Instruments

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

During the three and nine months ended January 31, 2019 and 2018, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company’s outstanding derivative instruments:

	January 31,	April 30,
Fair value of Undesignated Derivatives	2019	2018
Foreign currency option contracts	$2,000,000	$–

The following table presents the fair values of the Company’s derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets. The Company did not have any outstanding derivative contracts as of April 30, 2018.

	January 31, 2019
	Derivative	Derivative
Fair value of Undesignated Derivatives	Assets	Liabilities
Foreign currency option contracts	$12,007	$18,052

During the three and nine months ended January 31, 2019, the Company recorded a gain of $4,255 and a loss of $897, respectively, resulting from the change in fair value of derivative instruments. No such gains or losses were recorded in the prior year as the Company did not enter into any forward and option contracts.

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

Financial Instruments Measured at Fair value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2019 and April 30, 2018.

	Carrying		Fair Value
As at January 31, 2019	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,744,859	$1,744,859	1	N/A
Foreign currency option contracts	12,007	12,007	2	Note 5
	$1,756,866	$1,756,866

Liabilities
Foreign currency option contracts	$18,052	$18,052	2	Note 5

	Carrying		Fair Value
As at April 30, 2018	Amount	Fair Value	Levels	Reference
Cash	$2,348,883	$2,348,883	1	N/A

Financial Instruments Not Measured at Fair Value

The following table presents the Company’s liability that is not measured at fair value as of January 31, 2019, but for which fair value is available:

	Carrying		Fair Value
As at January 31, 2019	Amount	Fair Value	Levels	Reference
Loan payable	$2,000,000	$2,118,677	2	Note 7

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

As of January 31, 2019, the principal balance of the loan payable was $2,000,000. This balance is to be repaid on or before October 11, 2020. During the three and nine months ended January 31, 2019, the Company recognized $22,137 and $26,740, respectively, in interest expense in the consolidated statement of operations. See Note 9 – Related Party Transactions.

Note 8	Common Stock

Private Placement

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325.

On July 20, 2017, the Company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. There were no private placements during the nine months ended January 31, 2019.

Shares Issued for Services

On October 16, 2017, the Company entered into an agreement to issue 14,000 shares of the Company’s common stock in exchange for investor relation services. The agreement was terminated on April 8, 2018 as the services were no longer required. Pursuant to the terms of the agreement, upon termination, 7,211 shares of common stock were returned to the Company.

Stock Options

During the nine months ended January 31, 2019, the Company granted 221,000 stock options to certain employees of the Company. No stock options were granted during the same period in the prior year. The weighted-average fair value of options granted during the nine months ended January 31, 2019 was $0.82. The weighted-average assumptions utilized to determine such value is presented in the following table:

Nine Months Ended
January 31, 2019
Risk-free interest rate	2.7%
Expected volatility	77.2%
Expected term	3.7 years
Dividend yield	–%

During the nine months ended January 31, 2019, the Company issued 6,958 shares pursuant to cashless exercises of 35,500 stock options and remitted employee tax withholdings of approximately $2,386 on the behalf of its employees. No stock options were exercised in the same periods in the prior year. The following is a summary of the status of the Company’s stock options as of January 31, 2019 and the stock option activity during the nine months ended January 31, 2019:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2018	675,042	$2.66
Granted	221,000	$1.45
Forfeited/Cancelled	(151,635)	$2.74
Expired	(71,000)	$2.50
Exercised	(35,500)	$2.50
Outstanding at January 31, 2019	637,907	$2.25

Exercisable at January 31, 2019	217,493	$2.57
Exercisable at April 30, 2018	256,555	$2.47

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Cost of sales	$11,528	$11,583	$37,098	$39,439
Sales and marketing	16,333	17,141	55,093	58,814
Research and development	11,478	11,006	37,491	42,933
General and administrative	10,455	25,630	55,178	97,978
Total stock-option based compensation	$49,794	$65,360	$184,860	$239,164

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the nine months ended January 31, 2019, the Company matched $19,118 (2018 - $36,210) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2019, 19,724 shares (2018 – 12,832 shares) were purchased on the open market and 9,406 shares (2018 – 22,226) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of January 31, 2019, a total of 152,098 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the nine months ended January 31, 2019, 236,981 (2018 - 119,998) deferred stock units (“DSUs”) were issued under the Deferred Stock Unit Plan (“DSUP”), of which 45,661 DSUs have been cancelled. Of the oustanding DSUs granted this year, 122,830 were granted to officers and employees and 68,490 were granted to non-employee directors. As of January 31, 2019, a total of 42,495 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of January 31, 2019, and changes during the period then ended:

		Weighted
		Average Grant
		Date Fair
	Number of DSUs	Value Per DSU
DSUs outstanding at April 30, 2018	465,390	$6.40
Granted	236,981	$2.05
Cancelled	(68,880)	$2.42
DSUs outstanding at January 31, 2019	633,491	$5.20

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three and nine months ended January 31, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
General and administrative	$15,024	$22,564	$219,554	$255,719

Normal Course Issuer Bid Plan

Pursuant to a normal course issuer bid (“NCIB”) commencing on March 29, 2017 and expired March 28, 2018, the Company was authorized to purchase 258,613 shares of the Company’s common stock through the facilities of the Toronto Stock Exchange (the “TSX”) and other Canadian marketplaces or U.S. marketplaces. During the period March 29, 2017 to January 31, 2018, the Company repurchased 73,500 common shares at an average price of $2.18 (CDN$2.81) for a total of $160,230. As of January 31, 2018, a total of 73,500 shares had been cancelled.

On March 27, 2018, the Company filed another normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid, the Company is authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. During the three and nine months ended January 31, 2019, no shares were repurchased under the NCIB.

Note 9	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation, a company controlled by the Chairman of the Company, and KMB

Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company. As of January 31, 2019, the principal balance of the loan payable was $2,000,000. During the three and nine months ended January 31, 2019, the Company recognized $22,137 and $26,740, respectively, in interest expense in the consolidated statement of operations. See Note 7 – Loan Payable for more information.

During the three and nine months ended January 31, 2019, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $20,946 and $63,012 (2018 - $21,911 and $65,277), respectively, to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 is controlled by a member of the board of directors of the Company. CounterPath Technologies Inc., paid $7,733 and $23,263 (2018 - $8,258 and $24,820) for the three and nine months ended January 31, 2019, respectively.

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. In connection with this private placement, KRP, a company controlled by the Chairman of the Company, purchased 125,000 shares and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of our Company, purchased 125,000 shares.

On July 20, 2017, our Company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In connection with this private placement, Wesley Clover International Corporation purchased 144,357 shares, KMB Trac Two Holdings Ltd., purchased 180,446 shares, the chief financial officer of the Company, purchased 4,511 shares, and the executive vice president, sales and marketing of the Company, purchased 4,545 shares.

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

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
North America	$1,682,944	$1,648,430	$5,063,949	$5,158,026
EMEA	501,404	1,127,537	1,713,885	3,304,887
Asia Pacific	278,440	216,479	830,100	744,693
Latin America	124,970	91,457	308,915	399,668
	$2,587,758	$3,083,903	$7,916,849	$9,607,274

All of the Company’s long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	January 31,	April 30,
	2019	2018
Canada	6,965,438	7,150,537
United States	30,905	35,919
	$6,996,343	$7,186,456

Note 11	Commitments

Total payable over the term of the agreements for the period ended are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform
	Related	Unrelated	Office	Service	Total
	Party	Party	Leases	Contract	Commitments
2019	$28,038	$145,282	$173,320	$60,000	$233,320
2020	5,156	305,167	310,323	240,000	550,323
2021	−	41,331	41,331	220,000	261,331
2022	−	24,110	24,110	−	24,110
	$33,194	$515,890	$549,084	$520,000	$1,069,084

Note 12	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Numerator
Net loss	$(1,059,380)	$(778,343)	$(4,134,084)	$(1,772,042)

Denominator
Weighted average shares outstanding	5,945,181	5,539,352	5,939,803	5,354,690
Effect of dilutive securities	−	−	−	−
	5,945,181	5,539,352	5,939,803	5,354,690

Basic and diluted loss per share	$(0.18)	$(0.14)	$(0.70)	$(0.33)

For the three and nine months ended January 31, 2019, common share equivalents consisting of stock options and DSUs totaling 1,271,398 for both periods were not included in the computation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended January 31, 2018, common share equivalents consisting of stock options and DSUs totaling 1,144,172 for both periods were not included in the computation of diluted EPS because the effect was anti-dilutive.

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

     There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2018, during the nine months ended January 31, 2019 except for our adoption of ASC 606 as described below:

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

Results of Operations

     Our operating activities during the three and nine months ended January 31, 2019 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

     We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and nine months ended January 31, 2019, we recorded decreased operating costs on translation of Canadian dollar costs as compared to the three and nine months ended January 31, 2018 of approximately $103,700 and $163,000, respectively.

Selected Consolidated Financial Information

     The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2019 and 2018 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2019 and 2018 and the audited consolidated financial statements for the fiscal year ended April 30, 2018. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended January 31,
	2019			2018
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,587,758	100%		$3,083,903	100%

Operating expenses	3,615,150	140%		3,519,795	114%
Loss from operations	$(1,027,392)	(40%	)	$(435,892)	(14%	)
Interest and other income (expense), net	(19,977)	(1%	)	(123)	−%
Foreign exchange gain (loss)	(16,266)	−%		(342,328)	(11%	)
Loss on change in fair value of derivative instruments	4,255	−%		−	−%
Net loss	$(1,059,380)	(41%	)	$(778,343)	(25%	)

Net loss per share
-Basic and diluted	$(0.18)			$(0.14)
Weighted average common shares outstanding
-Basic and diluted	5,945,181			5,539,352

Selected Consolidated Statements of Operations Data

	Nine Months Ended January 31,
	2019			2018
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$7,916,849	100%		$9,607,274	100%

Operating expenses	12,133,598	153%		10,622,466	111%
Loss from operations	$(4,216,749)	(53%	)	$(1,015,192)	(11%	)
Interest and other income (expense), net	(24,643)	−%		(338)	−%
Foreign exchange gain (loss)	108,205	1%		(756,512)	(8%	)
Loss on change in fair value of derivative instruments	(897)	−%		−	−%
Net loss	$(4,134,084)	(52%	)	$(1,772,042)	(18%	)

Net loss per share
-Basic and diluted	($0.70)			($0.33)
Weighted average common shares outstanding
-Basic and diluted	5,939,803			5,354,690

Revenue

	Three Months Ended January 31,
	2019		2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,119,311	43%	$1,791,165	58%	$(671,854)	(38%	)
Subscription, support and maintenance	1,367,387	53%	1,120,690	36%	246,697	22%
Professional services and other	101,060	4%	172,048	6%	(70,988)	(41%	)
Total revenue	$2,587,758	100%	$3,083,903	100%	$(496,145)	(16%	)

Revenue by Region
North America	$1,682,944	65%	$1,648,430	53%	$34,514	2%
International	904,814	35%	1,435,473	47%	(530,659)	(37%	)
Total revenue	$2,587,758	100%	$3,083,903	100%	$(496,145)	(16%	)

     For the three months ended January 31, 2019, we generated $2,587,758 in revenue compared to $3,083,903 for the three months ended January 31, 2018, representing a decrease of $496,145 or 16%.

     Software revenue decreased by $671,854 or 38% to $1,119,311 for the three months ended January 31, 2019 compared to $1,791,165 for the three months ended January 31, 2018. The decrease in software revenue was a result of decreased sales to service providers, channel partners, and enterprises.

     Subscription, support and maintenance revenue increased by $246,697 or 22% to $1,367,387 for the three months ended January 31, 2019 compared to $1,120,690 for the three months ended January 31, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

     Professional services and other revenue decreased by $70,988 or 41% to $101,060 for the three months ended January 31, 2019 compared to $172,048 for the three months ended January 31, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers and channel partners.

     North American revenue increased by $34,514 or 2% to $1,682,944 for the three months ended January 31, 2019 compared to $1,648,430 for the three months ended January 31, 2018, as a result of increased sales of software and service to service providers and channel partners partially offset by lower sales of software and service to enterprises. International revenue outside of North America decreased by $530,659 or 37% to $904,814 for the three months ended January 31, 2019 compared to $1,435,473 for the three months ended January 31, 2018, as a result of lower sales of software and service to international service providers, channel partners, and enterprises.

	Nine Months Ended January 31,
	2019		2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$3,398,729	43%	5,306,925	55%	$(1,908,196)	(36%	)
Subscription, support and maintenance	3,938,247	50%	3,069,371	32%	868,876	28%
Professional services and other	579,873	7%	1,230,978	13%	(651,105)	(53%	)
Total revenue	$7,916,849	100%	$9,607,274	100%	$(1,690,425)	(18%	)

Revenue by Region
North America	$5,063,949	64%	$5,158,026	54%	$(94,077)	(2%	)
International	2,852,900	36%	4,449,248	46%	(1,596,348)	(36%	)
Total revenue	$7,916,849	100%	$9,607,274	100%	$(1,690,425)	(18%	)

     For the nine months ended January 31, 2019, we generated $7,916,849 in revenue compared to $9,607,274 for the nine months ended January 31, 2018, representing a decrease of $1,690,425 or 18%.

     Software revenue decreased by $1,908,196 or 36% to $3,398,729 for the nine months ended January 31, 2019 compared to $5,306,925 for the nine months ended January 31, 2018. The decrease in software revenue was a result of decreased sales to service providers, channel partners and enterprises.

     Subscription, support and maintenance revenue increased by $868,876 or 28% to $3,938,247 for the nine months ended January 31, 2019 compared to $3,069,371 for the nine months ended January 31, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners and service providers.

     Professional services and other revenue decreased by $651,105 or 53% to $579,873 for the nine months ended January 31, 2019 compared to $1,230,978 for the nine months ended January 31, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers and channel partners and enterprises.

     North American revenue decreased by $94,077 or 2% to $5,063,949 for the nine months ended January 31, 2019 compared to $5,158,026 for the nine months ended January 31, 2018 as a result of lower sales of software to enterprises, service providers, and channel partners. International revenue outside of North America decreased by $1,596,348 or 36% to $2,852,900 for the nine months ended January 31, 2019 compared to $4,449,248 for the nine months ended January 31, 2018, as a result of lower sales of software and service to European service providers and channel partners.

Operating Expenses

Cost of Sales

     Cost of sales for the three and nine months ended January 31, 2019 and 2018 were as follows:

	January 31, 2019		January 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$563,236	22%	$362,057	12%	$201,179	56%
Nine months ended	$1,782,603	23%	$1,131,122	12%	$651,481	58%

     Cost of sales was $563,236 for the three months ended January 31, 2019 compared to $362,057 for the three months ended January 31, 2018. The increase of $201,179 or 56% was primarily attributable to an increase in third-party service fees of approximately $51,500, wages and benefits expenses of approximately $49,700, an increase in licenses and software expense of approximately $71,500 and an increase in other expenses of approximately $28,500.

     Cost of sales was $1,782,603 for the nine months ended January 31, 2019 compared to $1,131,122 for the nine months ended January 31, 2018. The increase of $651,481 or 58% was primarily attributable to an increase in third-party service fees of approximately $325,500, wages and benefits expenses of approximately $142,800, an increase in licenses and software expense of approximately $165,100 and an increase in other expenses of approximately $18,100.

Sales and Marketing

     Sales and marketing expenses for the three and nine months ended January 31, 2019 and 2018 were as follows:

	January 31, 2019		January 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$983,290	38%	$996,470	32%	$(13,180)	(1%	)
Nine months ended	$2,945,939	37%	$3,031,981	32%	$(86,042)	(3%	)

     Sales and marketing expenses were $983,290 for the three months ended January 31, 2019 compared to $996,470 for the three months ended January 31, 2018. The decrease of $13,180 or 1% was primarily attributable to a decrease in marketing, travel and trade show expenses of approximately $31,000, offset by an increase in other expenses of approximately $18,000.

     Sales and marketing expenses were $2,945,939 for the nine months ended January 31, 2019 compared to $3,031,981 for the nine months ended January 31, 2018. The decrease of $86,042 or 3% was primarily attributable to a decrease wages, benefits and consulting fees of approximately $76,800 and a decrease in marketing expenses of approximately $56,200. This decrease was offset by an increase in other expenses of approximately $47,300.

Research and Development

     Research and development expenses for the three and nine months ended January 31, 2019 and 2018 were as follows:

	January 31, 2019		January 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,369,196	53%	$1,361,219	44%	$7,977	1%
Nine months ended	$4,163,889	53%	$4,052,129	42%	$111,760	3%

     Research and development expenses were $1,369,196 for the three months ended January 31, 2019 compared to $1,361,219 for the three months ended January 31, 2018. The increase of $7,977 or 1% was primarily attributable to a decrease in wages, benefits and consulting fees of approximately $6,300, offset by an increase in other expenses of approximately $14,300.

     Research and development expenses were $4,163,889 for the nine months ended January 31, 2019 compared to $4,052,129 for the nine months ended January 31, 2018. The increase of $111,760 or 3% was primarily attributable to increases in wages, benefits and consulting fees of approximately $51,400, dues and subscriptions of approximately $36,500 and other expenses of approximately $23,900.

General and Administrative

     General and administrative expenses for the three and nine months ended January 31, 2019 and 2018 were as follows:

	January 31, 2019		January 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$699,428	27%	$800,049	26%	$(100,621)	(13%	)
Nine months ended	$3,241,167	41%	$2,407,234	25%	$833,933	35%

     General and administrative expenses were $699,428 for the three months ended January 31, 2019 compared to $800,049 for the three months ended January 31, 2018. The decrease of $100,621 or 13% in general and administrative expenses was primarily attributable to decreases in wages, benefits and consulting fees of approximately $119,200 and bad debts expense of approximately $27,700, offset by increases in professional fees of approximately $28,700 and other expenses of approximately $17,600.

     General and administrative expenses were $3,241,167 for the nine months ended January 31, 2019 compared to $2,407,234 for the nine months ended January 31, 2018. The increase of $833,933 or 35% in general and administrative expenses was primarily attributable to increases in bad debts expense of approximately $623,500, license and permit fees of approximately $102,900 which was primarily due to a one time reversal of approximately $115,600 in October 2017, professional fees of approximately $92,200 and other expenses of approximately $71,800. This increase was offset by a decrease in wages, benefits and consulting fees of approximately $56,500.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net was ($31,988) and $82,665, for the three and nine months ended January 31, 2019, respectively, compared to ($342,451) and ($756,850) for the same periods in the prior year and is primarily comprised of foreign exchange gains and losses realized during the period. Foreign exchange gain (loss) for the three and nine months ended January 31, 2019 was ($16,266) and $108,205, respectively, compared to a ($342,328) and ($756,512) for the three months and nine months ended January 31, 2019, respectively. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

     The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	January 31, 2019	April 30, 2018
Cash	$1,744,859	$2,348,883
Current assets	$4,369,856	$6,049,138
Total assets	$11,524,712	$13,334,227
Current liabilities	$5,162,421	$5,068,939
Total liabilities	$7,178,780	$5,093,041

     As of January 31, 2019, we had $1,744,859 in cash compared to $2,348,883 as of April 30, 2018, representing a decrease of $604,024. Our working capital deficit was $792,565 at January 31, 2019 compared to working capital of $980,199 at April 30, 2018, representing a decrease of $1,772,764.

     We have experienced recurring losses and an accumulated deficit of $67,701,736 as of January 31, 2019, as a result of flat to declining revenues resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

     To alleviate this situation, we have plans in place to improve our financial position and liquidity, while executing on our growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues.

     We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. In October 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000. As of January 31, 2019, the principal balance of the loan payable was $2,000,000. We do not have any other commitments to raise funds as of the date of this quarterly report on Form 10-Q.

     Our company has $1,422,768 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

     Our cash flows for the nine months ended January 31, 2019 and 2018 are as follows:

	Nine months ended	Nine months ended
	January 31, 2019	January 31, 2018
Net cash used in operating activities	$(2,574,115)	$(1,868,407)
Net cash used in investing activities	$(38,542)	$(87,279)
Net cash provided by financing activities	$2,016,739	$2,863,596
Net (decrease) increase in cash	$(604,024)	$977,399

Operating Activities

     Our operating activities resulted in a net cash outflow of $2,574,115 for the nine months ended January 31, 2019 compared to a net cash outflow of $1,868,407 for the same period in the prior year, representing an increase in net cash used in operating activities of $705,708. The increase in net cash used in operating activities for the nine months ended January 31, 2019 was primarily due to increases in net loss of approximately $2,362,000, non-cash foreign exchange loss of approximately $880,400, bad debt expense of approximately $619,500, deferred sales commissions costs of approximately $38,300 and a decrease in stock-based compensation expense of approximately $90,500. The increase in net cash used in operating activities was also attributed to decreases in the change in accounts payable and accrued liabilities of approximately $170,600 and unearned revenue of approximately $172,500, offset by an increase in the change in accounts receivable by approximately $2,458,300.

Investing Activities

     Investing activities resulted in a net cash outflow of $38,542 for the nine months ended January 31, 2019, compared to $87,279 for the same period in the prior year. The decrease in net cash outflow from investing activities was primarily a result of a decrease in investments in computer equipment and intangible assets. At January 31, 2019, we did not have any material commitments for future capital expenditures.

Financing Activities

     Financing activities resulted in a net cash inflow of $2,016,739 for the nine months ended January 31, 2019 compared to a net cash inflow of $2,863,596 for the nine months ended January 31, 2019. The decrease in net cash inflow from financing activities was primarily due to the completion of two non-brokered private placements in the prior year. On January 24, 2018, we issued an aggregate of 427,500 shares of common stock at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. On July 20, 2017, we issued an aggregate of 539,240 shares of common stock at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. During the nine months ended January 31, 2019, we received proceeds of $2,000,000 under a loan agreement, in addition to proceeds received related shares issued pursuant to our employee stock purchase plan of approximately $16,700.

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

     In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Interim Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Interim Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Operating expenses of $3,615,150 and $12,133,598 exceeded revenue by $1,027,392 and $4,216,749 for the three and nine months ended January 31, 2019, respectively. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

     Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

     On October 10, 2018, our company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $3,000,000. Wesley Clover International Corporation owns approximately 25.3% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. owns approximately 17.6% of our common shares and is represented by Steven Bruk, a director of our company. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of our company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the second anniversary of the first advance. The loan is intended to be used for general working capital purposes. As of January 31, 2019, the principal balance of the loan payable was $2,000,000. This balance is to be repaid on or before October 11, 2020.

     This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities. To the extent additional debt (including without limitation the additional advances) is added to our current debt levels, the risks described above could increase.

     We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

     Failure to satisfy our current and future debt obligations under the Loan Agreement, could result in an event of default and, as a result, the Lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement, as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.

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

  providing customers “one -stop shopping” options for the purchase of network equipment and application software;

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

     A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended January 31, 2019 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended January 31, 2019 (2018 - none).

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

     Based on the 5,946,832 shares of common stock that were issued and outstanding as of January 31, 2019, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

     If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at January 31, 2019, then we would be required to issue an additional 1,271,398 shares of our common stock, which would represent approximately 21% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
11/1/2018 – 11/30/2018	−	−	−	284,278
12/1/2018 – 12/31/2018	−	−	−	284,278
1/1/2019 – 1/31/2019	−	−	−	284,278
Total	−	−	−	284,278

(1)	Pursuant to a normal course issuer bid announced on March 27, 2018, which commenced on March 29, 2018 and expires on March 28, 2019 to purchase up to 284,278 shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosures.

     Not Applicable.

Item 5. Other Information.

     None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)
3.2	Certificate of Designation (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)
3.4	Articles of Merger (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)
3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)
3.6	Certificate of Change (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)
3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8- K filed on July 2, 2012)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S- 8 filed on January 31, 2019)
4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)
4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)
(10)	Material Contracts
10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)
10.3

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5

Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6

Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10- Q filed on September 14, 2017)

10.9

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10

Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.11

Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.12

Separation Agreement between Donovan Jones and CounterPath Corporation and CounterPath Technologies Inc. dated September 17, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 12, 2018)

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
David Karp
Interim Chief Executive Officer
Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	March 18, 2019