Form 10-K
COUNTERPATH CORP
filed 2019-07-11
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

(604) 320-3344
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CPAH	The NASDAQ Stock Market LLC

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
Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $5,459,478 based on the last trading price of the common stock reported on the NASDAQ Stock Market on October 31, 2018.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,953,380 shares of common stock issued and outstanding as of July 5, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on September 19, 2019 are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1.        Business.

Overview

            We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators’ networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our solutions to increase employee productivity and to reduce certain communication costs. Telecommunication service providers typically deploy our solutions to supplement and add value to their traditional services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

            Our business model is based on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target business customers of all sizes and across a broad range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold software and services to more than 700 different customers in over 73 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

Industry

            The telecommunication industry is undergoing a fundamental transition from legacy circuit switched networks to packet switched networks that are more flexible and economical to operate. At the same time, consumers and businesses are rapidly adopting new mobile and cloud communication technologies. We believe enterprises want to capitalize upon these trends by launching innovative OTT services to increase employee mobility, increase employee productivity, and reduce certain communication costs. At the same time, telecommunication service providers are facing a number of threats, including the commoditization of their legacy voice businesses, the decline in short message service (SMS) revenues, regulatory changes that increase competition in certain areas and reduce certain revenues, and the proliferation of third party OTT services such as Skype, WhatsApp and Zoom that are intermediating customer relationships and reducing certain revenue streams. Given these factors, some telecommunication service providers are looking to defend their businesses by launching their own innovative OTT services to counter some of the threats they are facing, and to possibly create new revenue streams. In addition, both enterprises and telecommunication service providers are looking to simplify their IT operations by procuring cloud-based services rather than purchasing systems outright and running them independently. The migration towards cloud-based services typically reduces up-front capital expenditures and simplifies IT operations.

            Enterprises are adopting mobile technology at a rapid pace. In fact, according to International Data Corporation, an industry research organization, 1.4 billion smartphones were shipped in 2018. We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce certain costs. At the same time, bring-your-own-device to work programs are becoming common in the workplace, enabling enterprises to reduce up-front technology acquisition costs, while allowing employees to work on the device of their choice. This rapid penetration of mobile technology in the work place, coupled with need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. IT departments are often challenged to provide users with the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. Our solutions address these issues by enabling enterprises to launch what we call “Enterprise OTT Services”. Our Bria® mobile and tablet softphones allow mobile workers to leverage the full suite of corporate PBX (Private Branch Exchange) functionality as if they were in the office and connected to the secure enterprise network, while our Bria Desktop softphones enable users to cost-effectively replace or augment their traditional desk phones. Our Stretto Platform™ simplifies the IT manager’s job by enabling the efficient provisioning and management of the enterprise’s softphones.

            Enterprises are also adapting to the new and increasingly complex environment by shifting away from purchasing stand-alone software applications and running them on in-house servers, to purchasing cloud-based services. This typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Stretto Platform can be purchased as cloud based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to small, medium and large businesses. For small businesses, we launched a subscription service known as Bria Teams, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria softphones per user; this solution is available exclusively through our on-line store. For the medium and large-sized businesses we offer Brio StrettoTM which is sold through channel partners and our direct sales team under a subscription licensing agreement and includes our Bria softphones and access to our Stretto Platform Provisioning Module. Brio Stretto enables enterprises to quickly launch unified communications services using our solutions, without deploying additional server hardware in the datacenter.

            Telecommunication service providers, including cable, wireless and Voice over IP operators are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are “cutting the cord” and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV and Netflix are gaining significant traction, leading some subscribers to cancel their television service or down grade to less expensive bundles, placing additional pressure on top-line revenues at some service providers. Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and WeChat. We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled “Operator OTT Services” with unique value added features that are difficult for third-parties to replicate. Our Operator Solutions enable service providers to provision single identity, one number services that increase a subscriber’s usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

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

Softphones

            Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers’ networks. In addition to maintaining certification with leading SIP infrastructure vendors (such as Cisco, Avaya and Genesys), our softphones are tightly integrated with solutions from Salesforce.com, Microsoft, Oracle, AirWatch (a VMware company), and Blackberry (formerly Good Technologies), to name a few. We have performed integration with leading USB headset and Bluetooth device vendors, including Poly, Jabra, Logitech and Sennheiser, to provide advanced levels of functionality when deployed in conjunction with CounterPath products.

•	Bria Desktop (Windows, Mac) and Bria Mobile (iOS, Android)

The Bria softphone suite enables consumers and business users to make VoIP audio and video calls, send Instant Messages and manage their presence, share their screen and collaborate with other users, all in an easy-to-use software application. The product suite works on desktop computers and laptops, smartphones, Chromebooks and tablets (including Windows tablet devices such as Microsoft Surface Pro), using various operating systems.

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

Our SDK is targeted at developers that are seeking to build a unique communication application or incorporate advanced unified communications capabilities into their existing applications. For example, there is market demand within the healthcare vertical for adding unified communication capabilities to healthcare applications that were originally designed for managing prescriptions and tracking appointments for patients. We are targeting a number of industries, including the retail, healthcare and call- center verticals.

Our SDK delivers standards-compliant voice, video and messaging capabilities for desktop, tablet and mobile devices, and can be integrated into existing customer applications with a minimal amount of development effort. Our SDK can also be deployed with our Stretto Platform for customers seeking to leverage Stretto capabilities such as centralized provisioning or other advanced softphone metrics. Our SDK is used in our own softphone products, thereby delivering the benefit of our experience in deploying millions of SIP softphone clients. As an important differentiator, we provide customers with direct access to our engineering team, to ensure technical issues are quickly resolved.

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers; it is also a key component of our Stretto Collaboration, Bria Teams and Brio Stretto products.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The Stretto Platform includes a number of modules that can be separately purchased by customers, including:

o

Stretto Collaboration: Stretto Collaboration combines audio, video, screen-sharing, and messaging in one virtual meeting that extends the Bria softphone experience. Stretto Collaboration also offers the ability to manage video settings during a live session including the video layout, camera selection and video quality. Other features include convenient join, screen share, team messaging, and audio and video conferencing.

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

o

Push Notification: The Push Notification module enables our Bria mobile application to eliminate high battery drain during daily use, while ensuring that users never miss incoming calls or messages. The Push Notification module wakes our Bria softphone application on the end user’s mobile device when an incoming call, message or voicemail is pushed from a network to the client. Push Notification is becoming increasingly important to our customers, as both Apple and Google become more aggressive in managing power consumption by applications.

o

XMPP Messaging and Presence: The XMPP Messaging and Presence delivers standards- compliant secure messaging and presence services, and the ability to synchronize messages across all of the user’s devices.

Bria Teams and Brio Stretto

Our Bria Teams and Brio Stretto products combine the Bria client suite for desktops, Chromebooks, smartphones, and tablets with our cloud-hosted Stretto Platform. Bria Teams was launched in 2018 as a subscription service, delivering centralized provisioning, messaging and screen sharing from the cloud, along with up to three Bria Softphones per user; this solution is available exclusively through our on-line store. For medium and large businesses, we offer Brio Stretto, which is sold through channel partners and our direct sales team.

Bria Teams is a solution targeted at small businesses allowing them to cost effectively extend the benefits of unified communications softphone technology to all employees, across all devices and networks with the aim of increasing the productivity and responsiveness of every employee. By simplifying the provisioning process, team administrators can quickly and easily configure team members via the cloud; users simply download our Bria Teams application to each of their devices, enter their credentials and within seconds, can start collaborating with fellow employees, partners and customers. Bria Teams delivers a suite of hosted collaboration services including Instant Messaging and Presence, Screen Sharing and Virtual Meeting Room capabilities to broaden our value beyond traditional softphones. Bria Teams was the recent recipient of Corp America’s North American Excellence award for “Best Unified Communications Provider – North America & Unified Communications-as-a-Service (UCaaS) Product of the Year.”

Using our Brio Stretto, enterprises, service providers and telecommunication channel partners are able to leverage the Stretto Platform for procuring, distributing, provisioning and managing Bria Stretto clients from the cloud, as well as offering hosted messaging and collaboration solutions. The Stretto Platform provides customers with an easy-to-use system accessible through either the Stretto Administrator web interface or an API. Most softphone settings, outside of some user preferences, are hidden; instead the softphone relies on our Provisioning Module to provision these settings remotely. This enables administrators to centrally manage all of their communications across all device platforms.

The softphone clients in our Bria Teams and Brio Stretto offerings are updated with the most current release and available as a free download from the Apple iTunes store, Google Play, or direct download links (for desktop). Our softphone offers high-quality VoIP communications, delivered in an intuitive user interface, and includes premium features such as video calling, messaging and presence and premium audio and video codecs.

Brio Stretto also provides customers with access to hosted messaging and hosted collaboration services.

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

            We focus on selling our software products to enterprises, to telecommunication service providers, and to channel partners who would then typically resell our products to enterprises or telecommunication service providers. Our customers include: (1) small, medium and large sized businesses; (2) telecommunications service providers and Internet telephony service providers; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users who purchase our applications directly from our online store or from third party online stores. To date, we have sold software and services to more than 700 different customers in over 73 countries, including some of the world’s largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

            We typically work with our larger customers to streamline the process of delivering our software to their end users. This includes customization and pre-configuring the information required to connect to the customer’s network and enabling or disabling certain features of our products. Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer’s brand. Co-labelling of our products means that the user interface that displays on the device screen for the end user to see remains as is, but the customer’s brand is also placed on the user interface. Private labelling of our products means that the customer can request that we change any and all features of the user interface and can remove all references to our company from the user interface. We receive professional service revenue for configuration and customization of our software.

Marketing

            Our products are marketed through a variety of means including by:

•	our customers and partners;

•	advertising on our website, social media channels and search engines;

•	direct market campaigns;

•	co-marketing with our partners, suppliers and customers;

•	offering trial use of X-Lite, our free softphone with fewer features than our commercial versions;

•	attending industry trade shows; and

•	attending developer conferences.

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

            We have acquired certain patent rights from Inception Holdings including a patent for maintaining Internet voice communication to mobile devices where the IP address changes from location to location. We also hold exclusive rights to a patent which is a continuation to previously granted patents. This patent explains communication methods between mobile and packet networks using a gateway connected to both networks preserving single identity on both networks. We also hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell. We incorporate a number of third party software programs into our software applications pursuant to license agreements.

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

Research and Development

            Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S. wholly-owned subsidiary, CounterPath, LLC. Our research and development team consists of a core software development department and a quality assurance department. Core software development is responsible for designing, developing and maintaining our software across our supported operating systems. Quality assurance is responsible for testing the software before release to customers on all of our platforms. Total research and development expenditures for the year ended April 30, 2019 were $5,547,587 (2018- $5,506,887).

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

Employees

            As of April 30, 2019, we employed 93 people, comprised of 88 people employed full-time, 30 of whom are engaged in sales and marketing, 31 in research and development, 19 in services and support, and 8 in general and administration, and 5 individuals employed part-time in research and development. We also contracted with 22 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

            We hire full-time employees and contractors who are authorized to work in the United States through our wholly-owned subsidiary, CounterPath, LLC. Our wholly-owned subsidiary, CounterPath Technologies Inc. employs full-time employees and contractors who are authorized to work in Canada.

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

            Operating expenses increased to $15,931,665 for the year ended April 30, 2019 from $15,175,511 for the year ended April 30, 2018 and our revenue decreased to $10,764,904 for the year ended April 30, 2019 from $12,381,741 for the year ended April 30, 2018. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

            Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

            On October 10, 2018, as amended on July 10, 2019, our company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. Wesley Clover International Corporation owns approximately 25.3% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk’s spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk own approximately 20.5% of the Company’s common shares. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of our company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the date that is 30 months after the first advance.

The loan is intended to be used for general working capital purposes. As of April 30, 2019, the principal balance of the loan payable was $3,000,000. This balance is to be repaid on or before April 11, 2021.

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

            Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. If any of our competitors’ copy or otherwise gain access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our family of registered and unregistered trademarks including CounterPath, Bria, X-Lite, and Softphone.com invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of patents, patents pending, copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2019 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. During the years ended April 30, 2019 and 2018, we did not enter into any forward contracts for hedging purposes.

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

            Based on the 5,950,246 shares of common stock that were issued and outstanding as of April 30, 2019, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at April 30, 2019, then we would be required to issue an additional 1,249,940 shares of our common stock, which would represent approximately 21% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Holders

            On July 5, 2019, the shareholders' list of our shares of common stock showed 110 registered shareholders and 5,953,380 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

            The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2019.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by
security holders:
2010 Stock Option
Plan	616,449	$2.27	269,629
Employee Share
Purchase Plan	−	N/A	147,802
Deferred Share Unit
Plan	633,491	N/A	42,495
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,249,940	$2.27	459,926

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

            As of April 30, 2019, there were 616,449 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

            On October 1, 2008, our shareholders approved the employee share purchase plan (the “ESPP”) for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency. Participation in the ESPP is voluntary. Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants. We are permitted to issue up to 220,000 shares of our common stock under the ESPP. As of April 30, 2019, we have 147,802 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

            Under the terms of the deferred share unit plan (the “DSUP”) as approved by the shareholders on October 22, 2009, each deferred share unit (each, a “DSU”) is equivalent to one share of common stock. The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation. A DSU granted to a participant who is a director of our company shall vest immediately on the award date. A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of our company’s common stock on the date of grant, is recorded as compensation expense in the period of grant. We have issued a cumulative total of 726,385 under the DSUP with 633,491 DSUs outstanding as of April 30, 2019. Of the total DSUs issued, 68,880 units have been cancelled and 24,014 units have been converted to 24,014 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share (Canadian dollars) (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
2/1/2019 – 2/28/2019	−	−	−	284,278
3/1/2019 – 3/31/2019	−	−	−	−
4/1/2019 – 4/30/2019	−	−	−	−
Total	−	−	−	−

(1)	Pursuant to a normal course issuer bid announced on March 27, 2018, which commenced on March 29, 2018 and expired on March 28, 2019 to purchase up to 284,278 shares of our common stock.

            On March 27, 2018, we announced our intention to purchase, by way of a normal course issuer bid, for cancellation purposes, up to 284,278 shares of our common stock, representing approximately 10% of our then outstanding public float. We believe that our shares trade in a price range that does not adequately reflect their underlying value based on our business prospects.

            Purchases were to be made on the open market through the facilities of the TSX, NASDAQ Capital Market or such other stock exchange or quotation system upon which our shares are then listed or quoted, including other Canadian marketplaces, at market prices prevailing at the time of purchase and would take place over a 12-month period beginning on March 29, 2018 and expiring on March 28, 2019. We were permitted to make block purchases once per calendar week in accordance with the rules of the TSX. The daily purchase restriction was 1,199 shares, subject to certain prescribed exemptions. All shares purchased by our company under the normal course issuer bid were returned to treasury and cancelled.

            In connection with the normal course issuer bid, we renewed our automatic share purchase plan with National Bank Financial Inc., in order to facilitate purchases of our shares. Under the purchase plan, National Bank could purchase shares on our behalf at times when we would ordinarily not be permitted to purchase shares due to internal trading blackout periods, insider trading rules or otherwise. The purchase plan was approved by the TSX and was implemented as of March 28, 2018. Purchases made by National Bank on the open market were based upon the parameters prescribed by the TSX, applicable laws and the terms and conditions of the purchase plan.

            To our knowledge, none of our directors, senior officers or other insiders (as defined in the TSX Company Manual) sold any shares under the normal course issuer bid. However, sales by such persons through the facilities of the TSX may occur if the personal circumstances of any such person change or if any such person makes a decision unrelated to these normal course purchases. The benefits to any such person whose shares are purchased would be the same as the benefits available to all other holders whose shares are purchased.

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

            Significant judgement is used to determine SSP and to determine the allocation of the transaction price based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by management.

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

Costs to Obtain a Customer Contract

            Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. We have elected to apply a practical expedient that permits our company to expense costs to obtain a contract as incurred, if the anticipated benefit period is one year or less. From time to time, management will revisit the estimates used in recognizing the costs to obtain customer contracts.

Costs to Fulfill a Customer Contract

            Certain contract costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in cost of sales in our consolidated statement of operations. From time to time, management will review the capitalized costs for impairment and will also revisit the estimates used in recognizing the costs to fulfill customer contracts.

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

            The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2019 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2019, we recorded an expense of $474,726 in connection with share-based payment awards. A future expense of non-vested options of $373,324 is expected to be recognized over a weighted-average period of 2.9 years. A future expense of non-vested deferred share units of $178,984 is expected to be recognized over a weighted-average period of 2.4 years.

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

            In September of 2011, FASB issued Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. Under the amendments of this update, an entity may first assess certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

            Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2019, did not result in an impairment charge for fiscal year 2019, nor did we record any goodwill impairment in fiscal 2018.

Derivative Instruments

            We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates. During the year, we had three foreign currency option contracts with an aggregate notional value of $1,500,000, maturing in the period ending July 31, 2019. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. During the year ended April 30, 2019, we recognized a gain of $1,735 as a result of the change in fair value of derivative instruments.

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

Results of Operations

            Our operating activities during the year ended April 30, 2019 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the twelve months ended April 30, 2019, we recorded a decrease in operating costs on translation of Canadian dollar costs as compared to the twelve months ended April 30, 2018 of approximately $256,600.

Selected Consolidated Financial Information

            The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2019 and 2018, and as at April 30, 2019 and April 30, 2018, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2019 and 2018. Each investor should read the following information in conjunction with those statements and the related notes thereto.

	April 30,	April 30,
Selected Consolidated Balance Sheet Data	2019	2018
Cash	$1,862,458	$2,348,883
Current assets	$4,126,387	$6,049,138
Total assets	$11,124,786	$13,334,227
Current liabilities	$4,885,095	$5,068,939
Total liabilities	$7,898,889	$5,093,041

Selected Consolidated Statements of Operations
Data	Years Ended April 30,
	2019			2018
		Percent			Percent
		of Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$10,764,904	100%		$12,381,741	100%

Operating expenses	15,931,665	148%		15,175,511	123%
Loss from operations	($5,166,761)	(48%	)	($2,793,770)	(23%	)
Interest and other income (expense), net	(103,443)	(1%	)	(361)	−%
Foreign exchange (loss) gain	256,765	2%		(426,539)	(3%	)
Net loss	($5,013,439)	(47%	)	($3,220,670)	(26%	)

Net loss per share
-Basic and diluted	($0.84)			($0.59)

Weighted average common shares outstanding
-Basic and diluted (1)	5,942,096			5,496,201

(1)

As at April 30, 2019 and 2018 common share equivalents of 1,249,940 and 1,140,432, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

Revenue

           Revenues for the year ended April 30, 2019 and 2018 were as follows:

	Twelve Months Ended April 30,
	2019		2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$4,660,660	43%	$6,338,512	51%	($1,677,852)	(26%	)
Subscription, support and maintenance	$5,366,290	50%	$4,273,410	35%	$1,092,880	26%
Professional services and other	$737,954	7%	$1,769,819	14%	($1,031,865)	(58%	)
Total revenue	$10,764,904	100%	$12,381,741	100%	($1,616,837)	(13%	)

Revenue by Region
North America	$6,768,821	63%	$6,916,556	56%	($147,735)	(2%	)
International	$3,996,083	37%	$5,465,185	44%	($1,469,102)	(27%	)
Total revenue	$10,764,904	100%	$12,381,741	100%	($1,616,837)	(13%	)

            For the year ended April 30, 2019, we generated $10,764,904 in revenue compared to $12,381,741 for the year ended April 30, 2018, representing a decrease of $1,616,837 or 13%.

            Software revenue decreased by $1,677,852 or 26% to $4,660,660 for the year ended April 30, 2019 compared to $6,338,512 for the year ended April 30, 2018. The decrease in software revenue was primarily a result of decreased sales to service providers, channel partners, and enterprises.

            Subscription, support and maintenance revenue increased by $1,092,880 or 26% to $5,366,290 for the year ended April 30, 2019 compared to $4,273,410 for the year ended April 30, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners and service providers.

            Professional services and other revenue decreased by $1,031,865 or 58% to $737,954 for the year ended April 30, 2019 compared to $1,769,819 for the year ended April 30, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers, channel partners, and enterprises.

            North American revenue decreased by $147,735 or 2% to $6,768,821 for the year ended April 30, 2019 compared to $6,916,556 for the year ended April 30, 2018, as a result of lower sales of software and services to North American channel partners, service providers, and enterprises slightly offset by higher sales of service to channel partners and service providers. International revenue outside of North America decreased by $1,469,102 or 27% to $3,996,083 for the year ended April 30, 2019 compared to $5,465,185 for the year ended April 30, 2018, as a result of lower sales of software and services to international service providers, channel partners, and enterprises.

Operating Expenses

Cost of Sales

            Cost of sales for the year ended April 30, 2019 and 2018 were as follows:

	April 30, 2019		April 30, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$2,223,984	21%	$1,629,814	13%	$594,170	36%

            Cost of sales was $2,223,984 for the year ended April 30, 2019 compared to $1,629,814 for the year ended April 30, 2018. The increase of $594,170, or 36%, was primarily due to increases of approximately $195,700 in wages and benefits, $257,500 in consulting fees, $208,200 in communication services expenses, $18,200 in licenses and permits and approximately $56,200 in other expenses. This increase was offset by a one time reversal of $141,600 in third-party software accruals. Cost of sales expressed as a percent of revenue was 21% of revenue for the year ended April 30, 2019 compared to 13% for the year ended April 30, 2018.

Sales and Marketing

            Sales and marketing expenses for the year ended April 30, 2019 and 2018 were as follows:

	April 30, 2019		April 30, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,061,921	38%	$4,266,716	34%	($204,795)	(5%	)

            Sales and marketing expenses were $4,061,921 for the year ended April 30, 2019 compared to $4,266,716 for the year ended April 30, 2018. The decrease of $204,795, or 5%, was primarily attributable to decreases of $129,000 in consulting fees and $67,400 in marketing and travel expenses and $57,900 in wages, benefits and commissions expenses, offset by an increase of $49,500 in other expenses.

Research and Development

            Research and development expenses for the year ended April 30, 2019 and 2018 were as follows:

	April 30, 2019		April 30, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$5,547,587	52%	$5,506,887	44%	$40,700	1%

            Research and development expenses were $5,547,587 for the year ended April 30, 2019 compared to $5,506,887 for the year ended April 30, 2018. The increase of $40,700, or 1%, resulted primarily from increases in wages, benefits and consulting fees of approximately $25,900 and other expenses of approximately $14,800.

General and Administrative

            General and administrative expenses for the years ended April 30, 2019 and 2018 were as follows:

	April 30, 2019		April 30, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of		of		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Year ended	$4,098,173	38%	$3,772,094	30%	$326,079	9%

            General and administrative expenses for the year ended April 30, 2019 were $4,098,173 compared to $3,772,094 for the year ended April 30, 2018. The increase of $326,079, or 9%, in general and administrative expenses was primarily attributable to increases of approximately $510,900 in bad debts reserve, $166,900 in legal and professional fees, $71,900 in consulting fees and approximately $101,900 in other expenses. This increase was offset by decreases of approximately $357,400 in non-income tax based accrual, $168,100 in wages, benefits and commissions expenses.

Interest and Other Income (Expense), Net

            Interest and other income (expense), net for the year ended April 30, 2019 was $147,824 compared to ($426,900) for the year ended April 30, 2018. The increase of $574,724 was primarily due to a foreign exchange gain in the current year of approximately $256,800, compared to a foreign exchange loss of approximately $426,500 in the prior year as result of the weakening of the Canadian dollar against the U.S. dollar during the year ended April 30, 2019. This foreign exchange gain was offset by an increase in interest expense of approximately $107,000 which was largely related to the loan payable.

            The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. This also includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

            As at April 30, 2019, we had $1,862,458 in cash compared to $2,348,883 at April 30, 2018, representing a decrease of $486,425. As of April 30, 2019, we had a working capital deficit of $758,708 compared to working capital of $980,199 at April 30, 2018, representing a decrease of $1,738,907. Management anticipates that future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

            We have experienced recurring losses and an accumulated deficit of $68,581,091 as of April 30, 2019. This is a result of flat to declining revenues due to a number of factors including an increased focus on building out the Company’s cloud-based subscription platform and a change from the current licensing model to subscription-based licensing which has not reached profitable operations, resulting in substantial doubt about the Company’s ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

            To alleviate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During fiscal 2019, recurring revenue as a percentage of total revenue increased from 35% in the prior year to 50% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, enabling our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Teams and Bria Teams Pro which is a subscription based unified communication service. In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion. Software sold through the Channel Partner Program is extensively licensed on a subscription basis.

            We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. In October 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000. As of April 30, 2019, the principal balance of the loan payable was $3,000,000. On July 10, 2019, we entered into an amendment to this loan agreement to increase the aggregate principal amount of the loan that we can borrow to $5,000,000. We do not have any other commitments to raise funds as of the date of this annual report on Form 10-K.

            As at April 30, 2019, we had $1,352,995 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Operating Activities

            Our operating activities resulted in a net cash outflow of $3,443,379 for the year ended April 30, 2019, compared to a net cash outflow of $2,427,090 for the year ended April 30, 2018, representing an increase of $1,016,289. This increase is primarily due to an increase in the net loss by approximately $1,792,800, a decrease in non-cash foreign exchange losses of approximately $824,100 in addition to decreases in accounts payable and accrued liabilities by approximately $722,300, non-cash stock-based compensation expense of approximately $129,800, deferred sales commissions costs of approximately $61,700, prepaid expenses of approximately $54,700 and warranty payable of approximately $19,900. The increase in next cash outflow was primarily offset by the changes in accounts receivable of approximately $1,925,210 as a result of decreased revenue experienced during the year and write-off of certain amounts deemed uncollectible, non-cash bad debts expense of $504,400 and unearned revenue of $174,900.

            For the year ended April 30, 2018, the change in net cash outflow was primarily due to an increase in accounts receivable of $2,451,400 and an increase in the net loss of approximately $762,200, offset by a decrease in non-cash foreign exchange of approximately $1,030,500 and a decrease in accounts payable and accrued liabilities of $508,100. The net cash flow outflow from operating activities for the year ended April 30, 2018 was primarily the result of a net loss of $3,220,700 and an increase in accounts receivable of $1,375,600. The net cash outflow was primarily offset by stock-based compensation of $604,600, unearned revenue of $430,900, non-cash foreign exchange loss of $468,400, increase in accounts payable of $561,700 and depreciation and amortization of $113,800.

Investing Activities

            Investing activities resulted in a net cash outflow of $49,732 for the year ended April 30, 2019, compared to a net cash outflow of $125,113 for the year ended April 30, 2018, representing a decrease of $75,381. This decrease is primarily due to a decrease of approximately $60,200 in purchases of equipment and $15,200 in costs related to our trademarks. At April 30, 2019, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $3,022,645 for the year ended April 30, 2019 compared to a net cash inflow of $2,869,871 for the year ended April 30, 2018, representing an increase of $152,774. The net cash inflow for the year ended April 30, 2019 was primarily due to proceeds of $3,000,000 received under a loan agreement, in addition to proceeds of $22,645 received related to shares issued pursuant to our employee stock purchase plan. The net cash inflow for the year ended April 30, 2018 was primarily a result of two non-brokered private placements. On January 24, 2018, we issued an aggregate of 427,500 shares of common stock under a non-brokered private placement at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. On July 20, 2017, we issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In addition, we received $69,325 for shares issued under the employee stock purchase plan in the prior year.

            During the year ended April 30, 2018, we also repurchased 13,600 shares of common stock at an average price of approximately $2.49 (CDN$3.18), for a total of approximately $33,119 (CDN$43,218) pursuant to a normal course issuer bid effective during the period March 29, 2017 to March 28, 2018. On March 29, 2018, we filed another normal course issuer bid commencing on March 29, 2018 and expired on March 28, 2019. Under this normal course issuer bid, we were authorized to purchase up to 284,278 shares of our common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. As of April 30, 2019, a total of 153,988 shares have been repurchased and cancelled since the normal issuer bid plan was initiated.

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

            In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers (“Topic 606”) which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. We adopted ASU 2014-09 as of May 1, 2018 using the modified retrospective transition method. See Note 3 – Revenue Recognition under ASC 606 in our notes to consolidated financial statements for further details.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

Item 8.        Financial Statements and Supplementary Data.

COUNTERPATH CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CounterPath Corporation
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CounterPath Corporation (the “Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses and has an accumulated deficit of $68,581,091 as of April 30, 2019. As stated in Note 2, these events or conditions, along with other matters as set forth in Note 2, indicate that a material uncertainty exists that may cast substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ “BDO CANADA LLP”

Chartered Professional Accountants

We have served as the Group’s auditor since 2006.

Vancouver, British Columbia
July 10, 2019

COUNTERPATH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	April 30,
	2019	2018

Assets
Current assets:
Cash	$1,862,458	$2,348,883
Accounts receivable (net of allowance for doubtful accounts of $619,514 (2018 - $322,638))	1,876,896	3,509,010
Deferred sales commission costs – current – Note 3	122,777	–
Derivative assets	1,178	–
Prepaid expenses and other current assets	263,078	191,245
Total current assets	4,126,387	6,049,138

Deposits	94,829	98,633
Deferred sales commission costs – non-current – Note 3	77,571	–
Equipment	59,914	121,819
Goodwill	6,541,290	6,843,575
Intangibles and other assets	224,795	221,062
Total Assets	$11,124,786	$13,334,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,233,875	$2,437,733
Derivative liability	4,512	–
Unearned revenue	2,593,726	2,565,876
Customer deposits	947	2,200
Accrued warranty	52,035	63,130
Total current liabilities	4,885,095	5,068,939

Deferred lease inducements	4,031	14,339
Loan payable – Note 9	3,000,000	–
Unrecognized tax liability	9,763	9,763
Total liabilities	7,898,889	5,093,041

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 100,000,000 Issued and outstanding: April 30, 2019 – nil; April 30, 2018 – nil	–	–
Common stock, $0.001 par value – Note 10 Authorized: 100,000,000 Issued: April 30, 2019 – 5,950,246; April 30, 2018 – 5,930,468	5,950	5,931
Additional paid-in capital	75,667,533	75,170,181
Accumulated deficit – Note 3	(68,581,091)	(63,701,685)
Accumulated other comprehensive loss – currency translation adjustment	(3,866,495)	(3,233,241)
Total stockholders’ equity	3,225,897	8,241,186
Liabilities and Stockholders’ Equity	$11,124,786	$13,334,227

Commitments – Note 14
Contingencies – Note 15
Going concern – Note 2

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2019	2018

Revenue – Note 13:
Software	$4,660,660	$6,338,512
Subscription, support and maintenance	5,366,290	4,273,410
Professional services and other	737,954	1,769,819
Total revenue	10,764,904	12,381,741
Operating expenses:
Cost of sales (includes depreciation of $529 (2018 - $6,337))	2,223,984	1,629,814
Sales and marketing	4,061,921	4,266,716
Research and development	5,547,587	5,506,887
General and administrative	4,098,173	3,772,094
Total operating expenses	15,931,665	15,175,511
Loss from operations	(5,166,761)	(2,793,770)
Interest and other (expense) income, net
Interest and other income	2,145	3
Interest expense	(107,323)	(364)
Foreign exchange (loss) gain	256,765	(426,539)
Change in fair value of derivative instruments	1,735	–
Total interest and other (expense) income, net	153,322	(426,900)
Net loss for the year	$(5,013,439)	$(3,220,670)

Net loss per share:
Basic and diluted – Note 16	$(0.84)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted – Note 16	5,942,096	5,496,201

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

Net loss for the year	$(5,013,439)	$(3,220,670)
Other comprehensive loss:
Foreign currency translation adjustments	(633,254)	791,955
Comprehensive loss	$(5,646,693)	$(2,428,715)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended
	April 30,
	2019	2018

Cash flows from operating activities:
Net loss for the year	$(5,013,439)	$(3,220,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,082,440	578,024
Deferred lease inducements	(9,675)	(10,175)
Depreciation and amortization	105,464	113,805
Unrealized foreign exchange (gain) loss	(355,739)	468,354
Stock-based compensation – Note 10	474,726	604,566
Issuance of common stock for services	–	16,156
Change in fair value of derivative instruments	3,334	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(160,586)	561,703
Accounts receivable	549,658	(1,375,552)
Deferred sales commission costs – Note 3	(61,705)	–
Accrued warranty	(11,095)	8,765
Customer deposits	(1,253)	(6,325)
Prepaid expenses and other current assets	(73,359)	(18,645)
Unearned revenue – Note 3	27,850	(147,096)
Net cash used in operating activities	(3,443,379)	(2,427,090)

Cash flows from investing activities:
Purchases of equipment	(40,094)	(100,300)
Purchases of intangibles	(9,638)	(24,813)
Net cash used in investing activities	(49,732)	(125,113)

Cash flows from financing activities:
Net proceeds from issuance of common stock	22,645	2,902,990
Repurchases of common stock	–	(33,119)
Proceeds received from loan payable – Note 9	3,000,000	–
Net cash provided by financing activities	3,022,645	2,869,871

Foreign exchange effect on cash	(15,959)	(39,804)

(Decrease) increase in cash	(486,425)	277,864

Cash, beginning of the period	2,348,883	2,071,019
Cash, end of the period	$1,862,458	$2,348,883

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$52,603	$364
Taxes	$–	$–

Non cash transactions – Note 10

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Years Ended April 30, 2019 and 2018
(Stated in U.S. Dollars)

	Common shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, April 30, 2017	5,005,245	$5,005	(59,900)	$(60)	$71,680,575	$(60,481,015)	$(4,025,196)	$7,179,309

Shares issued – Note 10
Private placement, net of share issuance costs	966,740	967	–	–	2,831,479	–	–	2,832,446
Issuance of common stock for services	6,789	7	–	–	16,149	–	–	16,156
Share repurchase plan	–	–	(13,600)	(14)	(33,829)	–	–	(33,843)
Cancellation of shares	(73,500)	(74)	73,500	74	724	–	–	724
			–
Stock-based compensation	–	–		–	604,566	–	–	604,566
			–
			–
Employee share purchase program	24,699	25		–	69,300	–	–	69,325
			–
Exercise of stock options	495	1	–	–	1,217	–	–	1,218
Net loss for the period	–	–	–	–	–	(3,220,670)	–	(3,220,670)
Foreign currency translation adjustment	–	–	–	–	–	–	791,955	791,955
Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186

Adoption of ASC 606 – Note 3	–	–	–	–	–	134,033	–	134,033
Stock-based compensation – Note 10	–	–	–	–	474,726	–	–	474,726
Employee share purchase program – Note 10	12,820	12	–	–	25,012	–	–	25,024
Exercise of stock options– Note 10	6,958	7	–	–	(2,386)	–	–	(2,379)
Net loss for the period	–	–	–	–	–	(5,013,439)	–	(5,013,439)
Foreign currency translation adjustment	–	–	–	–	–	–	(633,254)	(633,254)
Balance, April 30, 2019	5,950,246	$5,950	–	$–	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

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

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $68,581,091 as of April 30, 2019. This is a result of flat to declining revenues due to a number of factors including an increased focus on building out the Company’s cloud-based subscription platform and a change from the current licensing model to subscription- based licensing which has not reached profitable operations resulting in substantial doubt about the Company’s ability to continue operating as a going concern.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity through additional financing, while executing on its growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. On October 10, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000 which was fully drawn as of April 30, 2019. See Note 9 – Loan Payable for further detail. On July 10, 2019, the Company entered into an amended loan agreement to increase the maximum amount of the loan to $5,000,000. See Note 17 – Subsequent Events for further detail. The Company does not have any other commitments to raise funds.

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

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.

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

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of April 30, 2019 and 2018:

	April 30,	April 30,
	2019	2018
Customer A	13%	2%
Customer B	7%	13%
Customer C	–%	18%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2019	2018
Balance of allowance for doubtful accounts, beginning of year	$322,638	$80,232
Bad debt provision	1,082,440	578,024
Write-off of receivables	(785,564)	(335,618)
Balance of allowance for doubtful accounts, end of year	$619,514	$322,638

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 “Equity based payments to non-employees” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2019 and April 30, 2018 using the assumptions more fully described in Note 10.

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

Goodwill was initially recorded upon the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. At the time of each acquisition and as of the date of the consolidated financial statements, the Company recognized the following:

				April 30,
	Acquisition Date			2019	2018
NewHeights	$6,339,717	CDN$	6,704,947	$4,990,578	$5,221,202
FirstHand	2,083,960		2,083,752	1,550,712	1,622,373
	$8,423,677	CDN$	8,788,699	$6,541,290	$6,843,575

The Company performed its annual impairment test during the fourth quarter for the years ended April 30, 2019 and 2018 and concluded that there has been no impairment to the carrying amount.

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

Accrued Warranty

The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2019 and 2018 were as follows:

	Years Ended April 30,
	2019	2018
Balance, beginning of year	$63,130	$54,365
Usage during the year	–	–
Additions (reductions) during the year	(11,095)	8,765
Balance, end of year	$52,035	$63,130

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

The Company records foreign currency option and forward contracts on its Consolidated Balance Sheets as derivative assets or liabilities depending on whether the fair value of such contracts is a net asset or net liability, respectively. See Note 7 - Derivative Instruments for further detail. The Company did not enter any foreign currency derivatives designated as cash flow hedges during the years ended April 30, 2019 and 2018.

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

Loss per Share

ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the year ended April 30, 2019, income per share excludes 1,249,940 (April 30, 2018 – 1,140,432) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 3	Revenue Recognition under ASC 606

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

Significant judgement is used to determine SSP and to determine the allocation of the transaction price based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by the Company’s management.

Software Revenue

The Company generates software revenue on a single fee per perpetual software license basis. The Company recognizes software revenue for perpetual licenses when control has transferred to the customer, which is generally at the time of delivery when the customer has the ability to deploy the licenses, provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

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

During the year ended April 30, 2019, the Company recognized $2,364,378 in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at May 1, 2018.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

During the year ended April 30, 2019, the Company capitalized approximately $607,166 of costs to obtain revenue contracts of which $134,033 was recorded as an adjustment to opening retained earnings at the adoption of ASC 606 and amortized approximately $272,785 of commissions to sales and marketing expense. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled approximately $200,348 at April 30, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $2,966,102 and $156,528 in revenue during the years ended April 30, 2020 and April 30, 2021 respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

Adoption Impact of ASC 606

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the consolidated balance sheet as of May 1, 2018:

	Balance at	ASC 606	Balance at
	April 30, 2018	Adjustments	May 1, 2018
Current assets:
Deferred sales commissions costs	$–	$70,248	$70,248
Non-current assets:
Deferred sales commissions costs	$–	$63,785	$63,785
Stockholders’ equity:
Accumulated deficit	$(63,701,685)	$134,033	$(63,567,652)

The following tables summarize the adoption impact of ASC 606 on the Company's consolidated financial statements for the year ended April 30, 2019.

Selected Consolidated Income Statement Line Items:

	Year ended April 30, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Revenue:
Software	$4,696,266	$(35,606)	$4,660,660
Subscription, support and maintenance	5,371,408	(5,118)	5,366,290
Professional services and other	690,274	47,680	737,954
Total revenue	$10,757,948	$6,956	$10,764,904

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Operating expenses:
Sales and marketing	$4,128,113	$(66,192)	$4,061,921
Loss from operations	$(5,239,909)	$73,148	$(5,166,761)

Net loss per share:
Basic and diluted	$(0.85)	$0.01	$(0.84)

Selected Consolidated Balance Line Items:

	April 30, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Current assets:
Deferred sales commissions costs	$–	$122,777	$122,777
Current liabilities:
Unearned revenue	$2,600,682	$(6,956)	$2,593,726
Non-current assets:
Deferred sales commissions costs	$–	$77,571	$77,571
Stockholders’ equity:
Accumulated deficit	$(68,774,483)	$193,392	$(68,581,091)

Selected Consolidated Statement of Cash Flows Line Items:

	Year ended April 30, 2019
		ASC 606	(As Reported)
	ASC 605	Adjustments	ASC 606
Net loss	$(5,086,587)	$73,148	$(5,013,439)
Deferred sales commissions costs	$–	$(61,705)	$(61,705)
Unearned revenue	$34,806	$(6,956)	$27,850
Net cash provided by operating activities	$(3,447,866)	$4,487	$(3,443,379)

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 13 – Segmented Information for more information.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 4	Equipment

The following presents the categories within equipment:

	April 30, 2019
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,233,621	$(1,186,210)	$47,411
Computer software	1,013,277	(1,013,277)	–
Leasehold improvements	263,774	(256,911)	6,863
Office furniture	194,702	(189,062)	5,640
Websites	120,339	(120,339)	–
	$2,825,713	$(2,765,799)	$59,914

	April 30, 2018
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,193,527	$1,109,268	$84,259
Computer software	1,013,277	1,012,749	528
Leasehold improvements	263,774	236,112	27,662
Office furniture	194,702	185,332	9,370
Websites	120,339	120,339	–
	$2,785,619	$2,663,800	$121,819

Note 5	Intangibles and Other Assets

The following tables presents the major components within intangibles and other assets for the years ended April 30, 2019 and 2018:

	April 30, 2019
		Accumulated
	Cost	Amortization	Net
Patents	$461,637	$(417,609)	$44,028
Trademarks	175,100	–	175,100
Other assets	5,667	–	5,667
	$642,404	$(417,609)	$224,795

	April 30, 2018
		Accumulated
	Cost	Amortization	Net
Patents	$461,637	$(411,788)	$49,849
Trademarks	165,462	–	165,462
Other assets	5,751	–	5,751
	$632,850	$(411,788)	$221,062

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

During the years ended April 30, 2019 and 2018, the Company recorded amortization expense related to patents of $5,821 and $3,500, respectively. The weighted average remaining amortization period for patents was 11.9 years and 13.2 years for the years ended April 30, 2019 and 2018, respectively.

The following table presents estimated future patent amortization for the next five years:

Years ended April 30,
2020	$4,248
2021	4,248
2022	4,248
2023	4,248
2024	4,248
Thereafter	22,788
$44,028

Note 6	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2019 and 2018 are comprised of the following:

	April 30,
	2019	2018
Accounts payable – trade	$739,051	$678,760
Accrued commissions	180,200	215,172
Accrued vacation	590,328	744,108
Third party software royalties	59,723	207,531
Other accrued liabilities	664,573	592,162
	$2,233,875	$2,437,733

Note 7	Derivative Instruments

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

During years ended April 30, 2019 and 2018, the Company did not enter into any designated cash flow hedge contracts.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following table summarizes the notional amounts of the Company’s outstanding derivative instruments:

	April 30,	April 30,
Fair value of Undesignated Derivatives	2019	2018
Foreign currency option contracts	$1,500,000	$–

The following table presents the fair values of the Company’s derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets. The Company did not have any outstanding derivative contracts as of April 30, 2018.

	April 30, 2019
	Derivative	Derivative
Fair value of Undesignated Derivatives	Assets	Liabilities
Foreign currency option contracts	$1,178	$4,512

During the year ended April 30, 2019, the Company recorded a gain of $3,334 resulting from the change in fair value of derivative instruments. No such gains or losses were recorded in the prior year as the Company did not enter into any forward and option contracts.

Note 8	Fair Value Measurements

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

	Carrying		Fair Value
As at April 30, 2019	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,862,458	$1,862,458	1	N/A
Foreign currency option contracts	1,178	1,178	2	Note 7
	$1,863,636	$1,863,636

Liabilities
Foreign currency option contracts	$4,512	$4,512	2	Note 7

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

	Carrying		Fair Value
As at April 30, 2018	Amount	Fair Value	Levels	Reference
Cash	$2,348,883	$2,348,883	1	N/A

Financial Instruments Not Measured at Fair Value

The following table presents the Company’s liability that is not measured at fair value as of April 30, 2019, but for which fair value is available:

	Carrying		Fair Value
As at April 30, 2019	Amount	Fair Value	Levels	Reference
Loan payable	$3,000,000	$2,934,538	2	Note 9

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

Note 9	Loan Payable

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

As of April 30, 2019, the principal balance of the loan payable was $3,000,000. This balance is to be repaid on or before October 11, 2020. During the year ended April 30, 2019, the Company recognized interest expense of $68,822 in the consolidated statement of operations. See Note 11 – Related Party Transactions and Note 17 – Subsequent Events for further detail.

Note 10	Common Stock

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

On March 27, 2018, the Company filed a normal course issuer bid commencing on March 29, 2018 which expired on March 28, 2019. Under this normal course issuer bid, the Company was authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. As of April 30, 2019, a total of 153,988 shares have been cancelled.

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board under 2010 Stock Option Plan is 1,186,000.

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

For non-employees, based on the Company’s history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited. As a result, based on the Company’s experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2019 and 2018 in determining the expense recorded in the accompanying consolidated statement of operations.

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

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The weighted-average fair values of options granted during the years ended April 30, 2019 and 2018 were $0.82 and $1.90, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2019	April 30, 2018
Risk-free interest rate	2.7%	2.14%
Expected volatility	77.2%	95.55%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of April 30, 2019 and the stock option activity during the years ended April 30, 2019 and 2018:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at April 30, 2017	396,922	$2.46
Granted	324,000	$2.89
Exercised	(495)	$2.46
Forfeited / Cancelled	(15,385)	$2.53
Expired	(30,000)	$2.50
Outstanding at April 30, 2018	675,042	$2.66
Granted	221,000	$1.45
Exercised	(35,500)	$2.50
Forfeited / Cancelled	(173,093)	$2.62
Expired	(71,000)	$2.50
Outstanding at April 30, 2019	616,449	$2.27

Exercisable at April 30, 2019	239,551	$$2.58
Exercisable at April 30, 2018	256,555	$$2.47

The following table summarizes information regarding stock options outstanding as of April 30, 2019:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$1.41 – $1.42	197,500	88,795	12/14/2023 – 1/22/2024	–	$–
$2.03 – $2.41	74,272	–	12/14/2020 – 12/15/2021	56,947	$–
$2.46 – $2.50	123,582	–	7/17/2020 – 3/14/2022	108,932	$–
$2.51 – $2.89	221,095	–	12/14/2022 – 7/26/2023	73,672	$–
April 30, 2019	616,449	88,795		239,551	$–

April 30, 2018	675,042	$51,302		256,555	$32,636

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.86 per share as of April 30, 2019 (April 30, 2018 – $2.60), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2019 was zero (April 30, 2018 – 256,555). The total intrinsic value of options exercised during the year ended April 30, 2019 was $24,765 (2018 – $1,742). The grant date fair value of options vested during the year ended April 30, 2019 was $276,391 (April 30, 2018 – $269,423).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2019:

	Number of	Grant-Date
	Options	Fair Value
Non-vested options at April 30, 2017	175,183	$3.49
Granted	324,000	$1.90
Vested	(73,965)	$3.64
Forfeited	(6,731)	$1.98
Non-vested options at April 30, 2018	418,487	$1.91
Granted	221,000	$0.82
Vested	(136,323)	$2.03
Forfeited	(126,266)	$1.72
Non-vested options at April 30, 2019	376,898	$1.30

As of April 30, 2019, there was $373,324 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2019 and 2018 were as follows:

	Years Ended
	April 30,
	2019	2018
Cost of sales	$48,608	$55,444
Sales and marketing	71,811	84,685
Research and development	48,405	60,964
General and administrative	65,755	129,227
Total stock-based compensation	$234,579	$330,320

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

The following tables summarize information regarding the warrants outstanding as of April 30, 2019 and April 30, 2018.

Weighted
	Number of	Average
	Warrants	Exercise Price	Expiry Dates
Warrants at April 30, 2017	146,500	$7.50	September 4, 2017
Granted	–	$–	–
Exercised	–	$–	–
Expired	(146,500)	$7.50	September 4, 2017
Warrants at April 30, 2018	–	$–	–
Granted	–	$–	–
Exercised	–	$–	–
Expired	–	$–	–
Warrants at April 30, 2019	–	$–	–

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the year ended April 30, 2019, the Company matched $25,012 (2018 - $43,614) in shares purchased by employees under the ESPP. During the year ended April 30, 2019, 26,945 shares (2018 – 16,696) were purchased on the open market and 12,820 shares (2018 – 24,699) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of April 30, 2019, a total of 147,802 shares were available for issuance under the ESPP.

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

On September 12, 2017, the maximum number of shares of common stock authorized by the Company’s stockholders reserved for issuance under the DSUP was increased from 500,000 shares to 700,000 shares. During the year ended April 30, 2019, 236,981 (2018 — 119,998) DSUs were issued under the DSUP, of which 168,491 were granted to officers or employees and 68,490 were granted to non-employee directors. Of the 236,981 granted to officers and employees, 45,661 was forfeited during the year. As of April 30, 2019, a total of 42,495 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of April 30, 2019 and 2018, and changes during the period then ended:

		Weighted Average
		Grant Date Fair
	Number of DSUs	Value
DSUs at April 30, 2017	345,392	$7.85
Granted	119,998	$2.21
Conversions	–	$–
Outstanding at April 30, 2018	465,390	$6.40
Granted	236,981	$2.05
Forfeited	(68,880)	$2.42
Outstanding at April 30, 2019	633,491	$5.20

As of April 30, 2019, there was $178,984 (2018 – $73,615) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.42 years (2018 – 1.98 years). The total fair value of DSUs that vested during the year was $262,165 (2018 – $308,163).

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the year ended April 30, 2019 and 2018 are as follows:

	Year Ended
	April 30,
	2019	2018
General and administrative	$240,147	$274,246

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2019:

		Weighted Average
	Number of	Grant Date Fair
	DSUs	Value per Unit
Non-vested DSUs at April 30, 2017	46,217	$4.58
Granted	119,998	$2.21
Vested	(101,963)	$3.02
Non-vested DSUs at April 30, 2018	64,252	$2.62
Granted	236,981	$2.05
Vested	(97,913)	$2.68
Forfeited	(68,880)	$2.41
Non-vested DSUs at April 30, 2019	134,440	$1.67

Note 11	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation (“Wesley Clover”), a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd. (“KMB Trac Two Holdings”), a company owned by the spouse of a director of the Company. As of April 30, 2019, the principal balance of the loan payable due to Wesley Clover and KMB Trac Two Holdings was $1,500,000 and $1,500,000, respectively. During the year ended April 30, 2019, the Company paid $26,301 in interest to each of Wesley Clover and KMB Trac Two Holdings. As of April 30, 2019, the Company owed $8,110 in interest payable to each party.

During the year ended April 30, 2019, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $83,551 (2018 - $83,957) to Kanata Research Park Corporation (“KRP”) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. 8007004 was controlled by a member of the board of directors of the Company. CounterPath Technologies, paid $30,846 (2018 - $31,686) for the year ended April 30, 2019.

On January 24, 2018, the Company issued an aggregate of 427,500 shares of common stock under a non-brokered private placement (“Private Placement”) at a price of $4.01 per share for total gross proceeds of $1,714,275 less issuance costs of $48,325. In connection with the Private Placement, Wesley Clover purchased 125,000 shares and KMB Trac Two Holdings purchased 125,000 shares.

On July 20, 2017, our Company issued an aggregate of 539,240 shares of common stock under a non-brokered private placement at a price of $2.20 per share for total gross proceeds of $1,186,328 less issuance costs of $19,832. In connection with this private placement, Wesley Clover purchased 144,357 shares, KMB Trac Two Holdings purchased 180,446 shares, the former chief executive officer and a director of the Company, purchased 11,368 shares, the chief financial officer of the Company, purchased 4,511 shares, and the executive vice president, sales and marketing of the Company, purchased 4,545 shares.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 12	Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2019	2018
Tax loss carry forwards	$14,805,000	$13,606,000
Capital losses carried forward	240,000	242,000
Equipment	142,000	133,000
Other	7,000	12,000
Bad debt	227,000	109,000
Nondeductible research and development expenses	2,971,000	2,993,000
Investment tax credits	436,000	439,000
Other intangibles	428,000	431,000
Acquired technology	(383,000)	(183,000)
Valuation allowance established by management	(18,874,000)	(17,782,000)
Net deferred tax assets	$–	$–

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2019	2018
Tax (recovery) based on U.S. rates	$(1,053,000)	$(957,000)
Foreign tax rate differential	32,000	(20,000)
Non-deductible stock option compensation	101,000	182,000
Effect of reduction (increase) in statutory rates	(203,000)	6,648,000
Foreign exchange losses on revaluation of deferred tax balances	411,000	(464,000)
Under provision relating to prior year	(380,000)	(72,000)
Expiry of non-operating losses	–	706,000
Increase in valuation allowance	1,092,000	(6,023,000)
Income tax expense for year	$–	$–

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Act also incorporated changes to certain international tax provisions, including the implementation of a territorial tax system that imposed a one-time tax on foreign unremitted earnings. The Company did not anticipate that the foreign provisions would have an impact to the Company’s taxes. However, guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered are still being issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies. Adjustments to amounts that we have previously recorded that may materially impact our provision for income taxes may be made as future guidance is issued.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

As at April 30, 2019, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates
United States – US$	$51,886,000		2027 – 2039
United States – US$	$5,757,000	(1)	Indefinite
Canada – CDN$	$13,437,000	(2)	2023 – 2039

(1) Net operating losses arising in tax year beginning after December 31, 2017 can be carried forward indefinitely instead of 20 years and carrybacks are no longer permitted. However, the net operating loss carryforward is limited and can only offset 80% of taxable income.

(2) These losses are subject to tax legislation that limits the use of the losses against future income of the Company’s Canadian subsidiaries.

The Company is subject to taxation in the U.S. and Canada. It is subject to tax examinations by tax authorities for all taxation years commencing in or after 2002. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months related to examinations or changes in uncertain tax positions.

Changes in the Company’s uncertain tax positions for the year ended April 30, 2019 and April 30, 2018 were as follows:

	Years Ended
	April 30,
	2019	2018
Balance at beginning of year	$9,763	$9,763
Increases related to prior year tax positions (interest and penalties)	–	–
Increases related to current year tax positions (interest and penalties)	–	–
Settlements	–	–
Lapses in statute of limitations	–	–
Balance at end of year	$9,763	$9,763

Note 13	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2019 and 2018:

	Years Ended
	April 30,
	2019	2018
North America	$6,768,821	$6,916,556
EMEA	2,505,828	3,961,595
Asia Pacific	1,042,197	950,131
Latin America	448,058	553,459
	$10,764,904	$12,381,741

All of the Company’s long-lived assets, which includes equipment, goodwill and intangibles and other assets are located in Canada and the United States as follows:

	As at April 30,
	2019	2018
Canada	$6,798,083	$7,150,537
United States	27,916	35,919
	$6,825,999	$7,186,456

Note 14	Commitments

Total payable over the term of the lease agreements for the years ended April 30, are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform
	Related	Unrelated	Office	Service
	Party	Party	Leases	Contract	Total
2020	$83,791	$622,513	$706,304	$240,000	$946,304
2021	83,791	550,035	633,826	220,000	853,826
2022	83,791	533,693	617,484	–	617,484
Thereafter	167,582	1,256,923	1,424,505	–	1,424,505
	$418,955	$2,963,164	$3,382,119	$460,000	$3,842,119

Note 15	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

COUNTERPATH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Note 16	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Year ended April 30,
	2019	2018
Numerator
Income available to common stockholders	$(5,013,439)	$(3,220,670)

Denominator
Weighted average shares outstanding	5,942,096	5,496,201
Effect of dilutive securities (1) (2)	−	−
	5,942,096	5,496,201

Basic and diluted loss per share	$(0.84)	$(0.59)

(1) For the years ended April 30, 2019 and 2018, potentially dilutive securities including stock options and deferred share units totalling 1,249,940 and 1,140,432, respectively, were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

(2) Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

Note 17	Subsequent Events

On July 10, 2019, the Company entered into an amended loan agreement (the “Amendment Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the “Lenders”), pursuant to which to Lenders have agreed to amend the existing loan agreement (the “Loan Agreement”), together with the Amendment Agreement, to increase the maximum amount of the loan from $3,000,000 to $5,000,000 and to extend the term of the loan such that all outstanding principal and accrued interest is due on April 11, 2021.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

            Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

            In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our Interim Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2019, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

            Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of April 30, 2019.

Changes in Internal Control Over Financial Reporting

            There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended April 30, 2019 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information.

            None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2019.

Item 11.      Executive Compensation.

            The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2019.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2019.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2019.

Item 14.      Principal Accountant Fees and Services.

            The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2019.

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

10.13*	Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the State of Delaware)

CounterPath, LLC (formed in the State of Delaware)

(23)	Consent of Experts and Counsel

23.1*	Consent of BDO Canada LLP, Independent Registered Public Accounting Firm

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Karp

(32)	Section 906 Certifications

32.1*	Section 906 Certification of David Karp

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

Item 16.     Form 10-K Summary.

            None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ David Karp
David Karp
Interim Chief Executive Officer, Chief Financial
Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	July 11, 2019

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews	Chairman and Director	July 11, 2019

/s/ David Karp
David Karp	President, Interim Chief Executive Officer	July 11, 2019
and Director (Principal Executive Officer)
Chief Financial Officer, Treasurer and
Secretary (Principal Financial Officer,
Principal Accounting Officer)
/s/ Owen Matthews
Owen Matthews	Vice Chairman and Director	July 11, 2019

/s/ Steven Bruk
Steven Bruk	Director	July 11, 2019

/s/ Bruce Joyce
Bruce Joyce	Director	July 11, 2019

/s/ Chris Cooper
Chris Cooper	Director	July 11, 2019

/s/ Larry Timlick
Larry Timlick	Director	July 11, 2019