Form 10-Q
period 2019-07-31
COUNTERPATH CORP
filed 2019-09-12
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,956,099 shares of common stock issued and outstanding as of September 9, 2019.

COUNTERPATH CORPORATION
JULY 31, 2019 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2019 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended July 31, 2019, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended July 31, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2019
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	April 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$1,223,953	$1,862,458
Accounts receivable (net of allowance for doubtful accounts of $422,895 (2019 - $619,514))	1,672,340	1,876,896
Deferred sales commission costs – current – Note 4	131,068	122,777
Derivative assets	4,800	1,178
Prepaid expenses and other current assets	212,932	263,078
Total current assets	3,245,093	4,126,387

Deposits	96,601	94,829
Deferred sales commission costs – non-current – Note 4	79,313	77,571
Equipment	58,850	59,914
Operating lease right-of-use assets – Note 11	1,665,595	–
Goodwill	6,682,112	6,541,290
Intangibles and other assets	226,577	224,795
Total Assets	$12,054,141	$11,124,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,083,750	$2,233,875
Derivative liability	7,614	4,512
Unearned revenue	2,553,510	2,593,726
Other current liabilities	2,594	947
Accrued warranty	48,573	52,035
Operating lease liabilities – current – Note 11	296,967	–
Total current liabilities	4,993,008	4,885,095

Deferred lease inducements	–	4,031
Loan payable – Note 7	3,000,000	3,000,000
Operating lease liabilities – non-current – Note 11	1,379,049	–
Unrecognized tax liability	9,763	9,763
Total liabilities	9,381,820	7,898,889

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000 Issued and outstanding: July 31, 2019 – nil; April 30, 2019 – nil	–	–
Common stock, $0.001 par value – Note 8 Authorized: 100,000,000 Issued: July 31, 2019 – 5,953,380; April 30, 2019 – 5,950,246	5,953	5,950
Additional paid-in capital	75,741,134	75,667,533
Accumulated deficit	(69,510,814)	(68,581,091)
Accumulated other comprehensive loss – currency translation adjustment	(3,563,952)	(3,866,495)
Total stockholders’ equity	2,672,321	3,225,897
Liabilities and Stockholders’ Equity	$12,054,141	$11,124,786

Commitments – Note 12
Contingencies – Note 13
Going concern – Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018
Revenue – Note 10:
Software	$1,009,824	$1,356,002
Subscription, support and maintenance	1,421,862	1,251,020
Professional services and other	141,982	280,808
Total revenue	2,573,668	2,887,830
Operating expenses:
Cost of sales	511,360	595,556
Sales and marketing	970,593	994,960
Research and development	1,131,848	1,402,956
General and administrative	644,713	991,638
Total operating expenses	3,258,514	3,985,110
Loss from operations	(684,846)	(1,097,280)
Interest and other (expense) income, net:
Interest expense	(70,573)	(5)
Foreign exchange (loss) gain	(174,890)	80,936
Change in fair value of derivative instruments	586	5,402
Total interest and other (expense) income, net	(244,877)	86,333
Net loss for the period	$(929,723)	$(1,010,947)

Net loss per share – Note 14:
Basic and diluted	$(0.16)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	5,952,122	5,932,417

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018
Net loss for the period	$(929,723)	$(1,010,947)
Other comprehensive loss:
Foreign currency translation adjustments	302,543	(202,966)
Comprehensive loss	$(627,180)	$(1,213,913)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018

Cash flows used in operating activities:
Net loss for the period	$(929,723)	$(1,010,947)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	39,321	90,249
Deferred lease inducements	(4,118)	(2,494)
Depreciation and amortization	19,982	28,942
Operating lease expense – Note 11	138,277	–
Unrealized foreign exchange (gain) loss	176,916	(120,744)
Stock-based compensation – Note 8	68,341	267,412
Change in fair value of derivative instruments	(643)	(5,402)

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(172,266)	66,822
Accounts receivable	165,235	215,587
Deferred sales commission costs – Note 4	(12,820)	(23,982)
Prepaid expenses and other current assets	50,441	29,085
Accrued warranty	(3,462)	(3,291)
Operating lease liabilities – Note 11	(127,420)	–
Unearned revenue – Note 4	(40,216)	(6,944)
Other current liabilities	1,647	–
Net cash used in operating activities	(630,508)	(475,707)

Cash flows used in investing activities:
Purchases of equipment	(17,140)	(3,911)
Purchases of intangibles	(2,713)	(265)
Net cash used in investing activities	(19,853)	(4,176)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	5,263	2,944
Net cash provided by financing activities	5,263	2,944

Foreign exchange effect on cash	6,593	5,219

Decrease in cash	(638,505)	(471,720)

Cash, beginning of the period	1,862,458	2,348,883
Cash, end of the period	$1,223,953	$1,877,163

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$40,110	$5
Taxes	$–	$–

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the Three Months Ended July 31, 2019
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other
	of		of		Paid-in	Accumulated	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Total

Balance, April 30, 2018	5,930,468	$5,931	–	$–	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186

Adoption of ASC 606 – Note 4						134,033		134,033
Shares issued:
Stock-based compensation – Note 8	–	–		–	267,412	–	–	267,412
			–
Employee share purchase program – Note 8	2,172	2		–	5,321	–	–	5,323
			–
Exercise of stock options – Note 8	6,958	7	–	–	(2,386)	–	–	(2,379)
Net loss for the period	–	–	–	–	–	(1,010,947)	–	(1,010,947)
Foreign currency translation adjustment	–	–	–	–	–	–	(202,965)	(202,965)
Balance, July 31, 2018	5,939,598	$5,940	–	$–	$75,440,528	$(64,578,599)	$(3,436,206)	$7,431,663

Balance, April 30, 2019	5,950,246	$5,950	–	$–	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

Shares issued – Note 8:
Stock-based compensation	–	–	–	–	68,341	–	–	68,341
Employee share purchase program	3,134	3	–	–	5,260	–	–	5,263
Net loss for the period	–	–	–	–	–	(929,723)	–	(929,723)
Foreign currency translation adjustment	–	–	–	–	–	–	302,543	302,543
Balance, July 31, 2019	5,953,380	$5,953	–	$–	$75,741,134	$(69,510,814)	$(3,563,952)	$2,672,321

See accompanying notes to the interim consolidated financial statements

Note 1	Nature of Operations

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

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $69,510,814 as of July 31, 2019, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the financial statements.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues.

The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. On October 10, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000. On July 10, 2019, the Company entered into an amended loan agreement to increase the maximum amount of the loan to $5,000,000. See Note 7 – Loan Payable for further detail.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2019 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2019 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated interim financial statements and the accompanying notes.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the Securities Exchange Commission on July 11, 2019, and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2019, except for new accounting policy adopted during the period. See Note 11 – Leases. All amounts and disclosures set forth herein are in compliance with these standards.

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

Revenue from significant customers for the three months ended July 31, 2019 and 2018 is summarized below:

	Three Months Ended
	July 31,
	2019	2018
Customer A	–%	10%

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
Customer B	15%	13%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31,	April 30,
	2019	2019
Balance of allowance for doubtful accounts, beginning of period	$619,514	$322,638
Bad debt provision	50,861	1,082,440
Write-off of receivables	(247,480)	(785,564)
Balance of allowance for doubtful accounts, end of period	$422,895	$619,514

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

Leases

The Company determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use (“ROU”) asset represents the Company's right to use an identified asset for the lease term and lease liability represents the Company's obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on the Company's consolidated balance sheets beginning May 2019 and are recognized based on the present value of the remaining future lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate as the Company has determined that the interest rate implicit in the leases to which the Company is a party of is not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term less of than 12 months. All of the Company's leases are operating leases. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. Non-lease components primarily include payments for maintenance. The Company accounts for lease components and non-lease components separately.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities for all leases, with the exception of short term leases, at the commencement date of each lease. The Company adopted the new standard effective May 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, the Company recorded $1,708,129 of ROU assets and operating lease liabilities on May 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on the Company’s interim consolidated statements of operations.

The Company has elected to apply the practical expedient package to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carryforward historical lease classification. As a result, all leases identified by the Company will continue to be classified as operating leases. In addition, the Company elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets.

Recently Issued Accounting Pronouncements

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

During the three months ended July 31, 2019, the Company recognized $1,095,424 in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at April 30, 2019.

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

During the three months ended July 31, 2019, the Company capitalized approximately $79,045 of costs to obtain revenue contracts and amortized approximately $70,815 of commissions to sales and marketing expense. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled approximately $202,634 at July 31, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $2,700,249 and $307,573 in revenue during the years ended April 30, 2020 and April 30, 2021 respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

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

During the three months ended July 31, 2019 and 2018, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company’s outstanding derivative instruments:

	July 31,	April 30,
Fair value of Undesignated Derivatives	2019	2019
Foreign currency option contracts	$1,400,000	$1,500,000

The following tables present the fair values of the Company’s derivative instruments on a gross basis as reflected on the Company’s consolidated balance sheets.

	July 31,2019
	Derivative	Derivative
Fair value of Undesignated Derivatives	Assets	Liabilities
Foreign currency option contracts	$4,800	$7,614

	April 30, 2019
	Derivative	Derivative
Fair value of Undesignated Derivatives	Assets	Liabilities
Foreign currency option contracts	$1,178	$4,512

During the three months ended July 31, 2019 and 2018, the Company recorded gains of $586 and $5,402, respectively, resulting from the change in fair value of derivative instruments.

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

Financial Instruments Measured at Fair value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2019 and April 30, 2019.

	Carrying		Fair Value
As at July 31, 2019	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,223,953	$1,223,953	1	N/A
Foreign currency option contracts	4,800	4,800	2	Note 5
	$1,228,753	$1,228,753

Liabilities
Foreign currency option contracts	$7,614	$7,614	2	Note 5

	Carrying		Fair Value
As at April 30, 2019	Amount	Fair Value	Levels	Reference
Assets
Cash	$1,862,458	$1,862,458	1	N/A
Foreign currency option contracts	1,178	1,178	2	Note 5
	$1,863,636	$1,863,636

Liabilities
Foreign currency option contracts	$4,512	$4,512	2	Note 5

Financial Instruments Not Measured at Fair Value

The following table presents the Company’s liability that is not measured at fair value as of July 31, 2019, but for which fair value is available:

	Carrying		Fair Value
As at July 31, 2019	Amount	Fair Value	Levels	Reference
Loan payable	$3,000,000	$2,615,606	2	Note 7

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

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd (collectively, the “Lenders”) for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of the Company and will bear interest at a rate of 8% per year, payable monthly.

On July 10, 2019, the Company entered into an amended loan agreement (the “Amendment Agreement”) with the Lenders, pursuant to which to Lenders have agreed to amend the Loan Agreement, together with the Amendment Agreement, to increase the maximum amount of the loan from $3,000,000 to $5,000,000 and to extend the term of the loan such that all outstanding principal and accrued interest is due on April 11, 2021.

As of July 31, 2019, the principal balance of the loan payable was $3,000,000. During the three months ended July 31, 2019, the Company recognized $60,493 in interest expense in the consolidated statement of operations. No interest expense was recorded during the three months ended July 31, 2018. See Note 9 – Related Party Transactions.

Note 8	Common Stock

Stock Options

During the three months ended July 31, 2018, the Company granted 7,500 stock options to an  employee of the Company. No stock options were granted during the same period in the current year.  The weighted-average fair value of options granted during the three months ended July 31, 2018 was  $2.47. The weighted-average assumptions utilized to determine such value is presented in the  following table:

Three Months Ended
July 31, 2018
Risk-free interest rate	2.86%
Expected volatility	76.3%
Expected term	3.7 years
Dividend yield	0%

During the three months ended July 31, 2018, the Company issued 6,958 shares pursuant to cashless exercises of 35,500 stock options and remitted employee tax withholdings of approximately $2,386 on the behalf of its employees. No stock options were exercised during the same period in the current year.

The following is a summary of the status of the Company’s stock options as of July 31, 2019 and the stock option activity during the three months ended July 31, 2019:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2019	616,449	$2.27
Granted	–	$–
Forfeited/Cancelled	(22,396)	$2.16
Expired	(39,500)	$2.50
Exercised	–	$–
Outstanding at July 31, 2019	554,553	$2.25

Exercisable at July 31, 2019	212,397	$2.61
Exercisable at April 30, 2019	239,551	$2.58

Employee and non-employee stock-based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2019 and 2018 are as follows:

	Three Months Ended
	July 31,
	2019	2018
Cost of sales	$11,220	$14,569
Sales and marketing	15,724	22,482
Research and development	10,303	15,031
General and administrative	10,768	26,648
Total stock-option based compensation	$48,015	$78,730

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the “ESPP”) all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company’s common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee’s base salary in shares. During the three months ended July 31, 2019, the Company matched $5,263 (2018 - $7,890) in shares purchased by employees under the ESPP. During the three months ended July 31, 2019, 6,624 shares (2018 – 5,960 shares) were purchased on the open market and 3,134 shares (2018 – 2,172) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of July 31, 2019, a total of 145,550 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the three months ended July 31, 2019, zero (2018 — 136,981) deferred stock units (“DSUs”) were issued under the Deferred Stock Unit Plan (“DSUP”). As of July 31, 2019, a total of 42,495 shares were available for issuance under the DSUP.

The following table summarizes the Company’s outstanding DSU awards as of July 31, 2019, and changes during the period then ended:

			Weighted
			Average Grant
			Date Fair
	Number of DSUs		Value Per DSU
DSUs outstanding at April 30, 2019	633,491		$5.20
Granted	−	$	−
Cancelled	−	$	−
DSUs outstanding at July 31, 2019	633,491		$5.20

Employee and non-employee DSU based compensation amounts classified in the Company’s consolidated statements of operations for the three months ended July 31, 2019 and 2018 are as follows:

	Three Months Ended
	July 31,
	2019		2018
Cost of sales	$1,175	$	−
Sales and marketing	4,700		−
Research and development	1,175		−
General and administrative	13,276		188,682
	$20,326		$188,682

Normal Course Issuer Bid Plan

On March 27, 2018, the Company filed a normal course issuer bid commencing on March 29, 2018 and expiring March 28, 2019. Under this normal course issuer bid plan, the Company was authorized to purchase up to 284,278 shares of its common stock through the facilities of the TSX and other Canadian marketplaces or U.S. marketplaces. No shares were repurchased under the normal course issuer bid plan during the effective period.

Note 9	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation, a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company. As of July 31, 2019, the principal balance of the loan payable was $3,000,000 and interest payable was $20,383. During the three months ended July 31, 2019, the Company recognized $60,493 in interest expense in the consolidated statement of operations. See Note 7 – Loan Payable for more information.

During the three months ended July 31, 2019, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $21,195 (2018 - $21,118), to KRP Properties (“KRP”) (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with 8007004 (Canada) Inc. (“8007004”) to lease office space. On May 1, 2019, the office space was sold to a third party. For the three months ended July 31, 2018, CounterPath Technologies Inc., paid $7,796 to 8007004.

Note 10	Segmented Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
North America	$1,744,753	$1,738,303
EMEA	469,520	641,994
Asia Pacific	252,712	416,025
Latin America	106,683	91,508
	$2,573,668	$2,887,830

All of the Company’s long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	July 31,	April 30,
	2019	2019
Canada	8,783,329	6,798,083
United States	155,676	27,916
	$8,939,005	$6,825,999

Note 11	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of 10 months to 5.3 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

As the Company's leases do not provide a readily determinable implicit rate, the Company uses the incremental borrowing rate at lease commencement, which was determined using a portfolio approach, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the implicit rate when a rate is readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recognized on the balance sheet and payments are expensed as incurred over the lease term. Common area maintenance fees and other charges associated with these leases are expensed as incurred. Property tax and insurance payments paid to the lessors are included in the calculation of minimum lease payments.

During the three months ended July 31, 2019, operating lease expense was approximately $138,277 and the cash paid for amounts included in the measurement of the operating lease liabilities was $127,420.

The following table presents the Company’s operating lease right-of-use assets and liabilities as of July 31, 2019:

July 31, 2019
Assets
Operating lease right-of-use assets	$1,665,595

Liabilities
Operating lease liabilities – current	$296,967
Operating lease liabilities – non-current	1,379,049
Total operating lease liabilities	$1,676,016

The following table presents supplemental information for the three months ended July 31, 2019:

Weighted average remaining lease term	4.8 years
Weighted average discount rate	15.5%
Operating cash flow from operating leases	($127,420)

As of July 31, 2019, estimated future commitments related to operating leases were as follows:

2020	$399,669
2021	459,475
2022	448,831
2023	436,264
2024	448,422
Thereafter	166,892
Less: imputed interest	(683,537)
Operating lease liabilities	$1,676,016

Note 12	Commitments

Total payable over the term of the agreements for the fiscal years ended are as follows:

	Office	Office		Voice
	Leases –	Leases –	Total	Platform
	Related	Unrelated	Office	Service	Total
	Party	Party	Leases	Contract	Commitments
2020	$64,196	$488,098	$552,294	$180,000	$732,294
2021	85,595	575,805	661,400	220,000	881,400
2022	85,595	561,393	646,988	−	646,988
Thereafter	171,190	1,334,415	1,505,605	−	1,505,605
	$406,576	$2,959,711	$3,366,287	$400,000	$3,766,287

Note 13	Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended
	July 31,
	2019	2018
Numerator
Net loss	$(929,723)	$(1,010,947)

Denominator
Weighted average shares outstanding	5,952,122	5,932,417
Effect of dilutive securities	−	−
	5,952,122	5,932,417

Basic and diluted loss per share	$(0.16)	$(0.17)

For the three months ended July 31, 2019 and 2018, common share equivalents consisting of stock options and DSUs totaling 1,188,044 and 1,234,022 respectively were excluded from the computation of diluted EPS because the effect was anti-dilutive.

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

            There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2019, during the three months ended July 31, 2019 except for our adoption of ASU 2016-02 Leases or ASC 842 Leases as described below:

Leases

We determine if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use (“ROU”) asset represents our right to use an identified asset for the lease term and lease liability represents our obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on our consolidated balance sheets beginning May 2019 and are recognized based on the present value of the remaining future lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate as we have determined that the interest rate implicit in the leases to which we are a party of is not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheet except for leases with an initial term less of than 12 months. All of our leases are operating leases. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. Non-lease components primarily include payments for maintenance. We account for lease components and non-lease components separately.

Results of Operations

            Our operating activities during the three months ended July 31, 2019 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

            We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three months ended July 31, 2019, we recorded decreased operating costs on translation of Canadian dollar costs as compared to the three months ended July 31, 2018 of approximately $33,900.

Selected Consolidated Financial Information

            The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2019 and 2018 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2019 and 2018 and the audited consolidated financial statements for the fiscal year ended April 30, 2019. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended July 31,
	2019			2018
		Percent of			Percent
		Total			of Total
	Amount	Revenue		Amount	Revenue
Revenue	$2,573,668	100%		$2,887,830	100%

Operating expenses	(3,258,514)	(127%	)	(3,985,110)	(138%	)
Loss from operations	($684,846)	(27%	)	($1,097,280)	(38%	)
Interest and other expense, net	(70,573)	(2%	)	(5)	−%
Foreign exchange (loss) gain	(174,890)	(7%	)	80,936	3%
Change in fair value of derivative instruments	586	−%		5,402	−%
Net loss	($929,723)	(36%	)	($1,010,947)	(35%	)

Net loss per share
-Basic and diluted	($0.16)			($0.17)
Weighted average common shares outstanding
-Basic and diluted	5,952,122			5,932,417

Revenue

	Three Months Ended July 31,
	2019		2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Revenue by Type
Software	$1,009,824	39%	$1,356,002	47%	($346,178)	(26%	)
Subscription, support
and maintenance	1,421,862	55%	1,251,020	43%	170,842	14%
Professional services
and other	141,982	6%	280,808	10%	(138,826)	(49%	)
Total revenue	$2,573,668	100%	$2,887,830	100%	($314,162)	(11%	)

Revenue by Region
North America	$1,744,753	68%	$1,738,303	60%	$6,450	−%
International	828,915	32%	1,149,527	40%	(320,612)	(28%	)
Total revenue	$2,573,668	100%	$2,887,830	100%	($314,162)	(11%	)

            For the three months ended July 31, 2019, we generated $2,573,668 in revenue compared to $2,887,830 for the three months ended July 31, 2018, representing a decrease of $314,162 or 11%.

            Software revenue decreased by $346,178 or 26% to $1,009,824 for the three months ended July 31, 2019 compared to $1,356,002 for the three months ended July 31, 2018. The decrease in software revenue was a result of decreased sales to channel partners, and service providers.

            Subscription, support and maintenance revenue increased by $170,842 or 14% to $1,421,862 for the three months ended July 31, 2019 compared to $1,251,020 for the three months ended July 31, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

            Professional services and other revenue decreased by $138,826 or 49% to $141,982 for the three months ended July 31, 2019 compared to $280,808 for the three months ended July 31, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers and channel partners.

            North American revenue increased by $6,450 or nil% to $1,744,753 for the three months ended July 31, 2019 compared to $1,738,303 for the three months ended July 31, 2018, as a result of increased sales of software and service to enterprises partially offset by lower sales of software and service to channel partners and service providers. International revenue outside of North America decreased by $320,612 or 28% to $828,915 for the three months ended July 31, 2019 compared to $1,149,527 for the three months ended July 31, 2018, as a result of lower sales of software and service to international service providers.

Operating Expenses

Cost of Sales

            Cost of sales for the three months ended July 31, 2019 and 2018 were as follows:

	July 31, 2019		July 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$511,360	20%	$595,556	21%	($84,196)	(14%	)

            Cost of sales was $511,360 for the three months ended July 31, 2019 compared to $595,556 for the three months ended July 31, 2018. The decrease of $84,196 or 14% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $113,100 and wages and benefits expenses of approximately $12,800, offset by increases in communication services of approximately $21,200 and other expenses of approximately $20,500.

Sales and Marketing

            Sales and marketing expenses for the three months ended July 31, 2019 and 2018 were as follows:

	July 31, 2019		July 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$970,593	38%	$994,960	34%	($24,367)	(2%	)

            Sales and marketing expenses were $970,593 for the three months ended July 31, 2019 compared to $994,960 for the three months ended July 31, 2018. The decrease of $24,367 or 2% was primarily attributable to a decrease in commissions and consulting expenses of approximately $41,500 related to a decrease in revenue, offset by increases in marketing, travel and trade show expenses of approximately $8,300, other expenses of approximately $3,500 and wages and benefits of approximately $5,300.

Research and Development

            Research and development expenses for the three months ended July 31, 2019 and 2018 were as follows:

	July 31, 2019		July 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$1,131,848	44%	$1,402,956	49%	($271,108)	(19%	)

            Research and development expenses were $1,131,848 for the three months ended July 31, 2019 compared to $1,402,956 for the three months ended July 31, 2018. The decrease of $271,108 or 19% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $97,500, wages and benefits of approximately $154,800 and other expenses of approximately $18,800.

General and Administrative

            General and administrative expenses for the three months ended July 31, 2019 and 2018 were as follows:

	July 31, 2019		July 31, 2018		Period-to-Period Change
		Percent		Percent		Percent
		of Total		of Total		Increase /
	Amount	Revenue	Amount	Revenue	Amount	(Decrease)
Three months ended	$644,713	25%	$991,638	34%	($346,925)	(35%	)

            General and administrative expenses were $644,713 for the three months ended July 31, 2019 compared to $991,638 for the three months ended July 31, 2018. The decrease of $346,925 or 35% in general and administrative expenses was primarily attributable to decreases in stock-based compensation expense of approximately $191,300, wages and benefits of approximately $71,100, bad debts expense of approximately $50,900 and other expenses of approximately $33,600.

Interest and Other (Expense) Income, Net

            Interest and other (expense) income, net was ($244,877) for the three months ended July 31, 2019, respectively, compared to $86,333 for the same period in the prior year. The change of $331,210 or 384% is primarily due to an increase of approximately $70,600 in interest expense related to our loan payable and foreign exchange losses of approximately $174,900. During the same period in the prior year, the Company realized a foreign exchange gain of $80,936 and did not have an outstanding loan payable. The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

            The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	July 31, 2019	April 30, 2019
Cash	$1,223,953	$1,862,458
Current assets	$3,245,093	$4,126,387
Total assets	$12,054,141	$11,124,786
Current liabilities	$4,993,008	$4,885,095
Total liabilities	$9,381,820	$7,898,889

            As of July 31, 2019, we had $1,223,953 in cash compared to $1,862,458 as of April 30, 2019, representing a decrease of $638,505. Our working capital deficit was $1,747,915 at July 31, 2019 compared to working capital deficit of $758,708 at April 30, 2019, representing a decrease of $989,207.

            We have experienced recurring losses and an accumulated deficit of $69,510,814 as of July 31, 2019. This is a result of flat to declining revenues due to a number of factors including an increased focus on building out our cloud-based subscription platform and a change from the current licensing model to subscription-based licensing which has not reached profitable operations, resulting in substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

             To alleviate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During the quarter ended July 31, 2019, recurring revenue as a percentage of total revenue increased from 43% in the prior year to 55% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, enabling our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Teams and Bria Teams Pro which is a subscription based unified communication service. In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion. Software sold through the Channel Partner Program is extensively licensed on a subscription basis.

            We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. On July 10, 2019, we entered into an amendment to our loan agreement to increase the aggregate principal amount of the loan that we can borrow to $5,000,000. As of July 31, 2019, the principal balance of the loan payable was $3,000,000. We do not have any other commitments to raise funds as of the date of this quarterly report on Form 10-Q.

            Our company has $824,903 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

            Our cash flows for the three months ended July 31, 2019 and 2018 are as follows:

	Three months ended	Three months ended
	July 31, 2019	July 31, 2018
Net cash used in operating activities	$(630,508)	$(475,707)
Net cash used in investing activities	$(19,853)	$(4,176)
Net cash provided by financing activities	$5,263	$2,944
Net (decrease) increase in cash	$(638,505)	$(471,720)

Operating Activities

            Our operating activities resulted in a net cash outflow of $630,508 for the three months ended July 31, 2019 compared to a net cash outflow of $475,707 for the same period in the prior year, representing an increase in net cash used in operating activities of $154,801. The increase in net cash used in operating activities for the three months ended July 31, 2019 was primarily due to a decrease in stock-based compensation expense of approximately $199,100, increase in the payments of accounts payable and accrued liabilities of approximately $239,100, the adoption of the new lease accounting standard resulting in an increase in operating lease liabilities of approximately $127,400, a decrease in bad debts expense of approximately $50,900 and a decrease in the change in accounts receivable by approximately $50,400. This increase was offset by a decrease in net loss by approximately $81,200, an increase in operating lease expense, net of accretion of approximately $138,300 related to the new lease accounting standard and an increase in foreign exchange losses incurred during the period ended July 31, 2019.

Investing Activities

            Investing activities resulted in a net cash outflow of $19,853 for the three months ended July 31, 2019, compared to $4,176 for the same period in the prior year. The decrease in net cash outflow from investing activities was primarily a result of an increase in investments in computer equipment and intangible assets. At July 31, 2019, we did not have any material commitments for future capital expenditures.

Financing Activities

            Financing activities resulted in a net cash inflow of $5,263 for the three months ended July 31, 2019 compared to a net cash inflow of $2,944 for the three months ended July 31, 2018. The increase in net cash inflow from financing activities was primarily due to an increase in proceeds received for the issuance of shares through our employee share purchase program.

Off-Balance Sheet Arrangements

            We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

            In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities for all leases, with the exception of short term leases, at the commencement date of each lease. We adopted the new standard effective May 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, we recorded $1,708,129 of ROU assets and operating lease liabilities on May 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on our interim consolidated statements of operations.

            We elected to apply the practical expedient package to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carryforward historical lease classification. As a result, all leases identified by management will continue to be classified as operating leases. In addition, we elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets.

Recently Issued Accounting Pronouncements

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

            In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Interim Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Interim Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            Operating expenses of $3,258,514 exceeded revenue by $684,846 for the three months ended July 31, 2019. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

            Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

            On October 10, 2018, as amended on July 10, 2019, our company entered into a loan agreement (the “Loan Agreement”) with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. Wesley Clover International Corporation owns approximately 25.3% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk’s spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk own approximately 20.5% of our common shares. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of our company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the date that is 30 months after the first advance. The loan is intended to be used for general working capital purposes. As of July 31, 2019, the principal balance of the loan payable was $3,000,000. This balance is to be repaid on or before April 11, 2021.

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

            A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2019 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2019 (2018 - none).

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

            Based on the 5,953,380 shares of common stock that were issued and outstanding as of July 31, 2019, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

            If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at July 31, 2019, then we would be required to issue an additional 1,188,044 shares of our common stock, which would represent approximately 20% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

            None.

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

10.3

Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5

Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6

Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.9

Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10

Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.11

Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.12

Separation Agreement between Donovan Jones and CounterPath Corporation and CounterPath Technologies Inc. dated September 17, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 12, 2018)

10.13

Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the state of Delaware)

CounterPath, LLC (organized in the State of Delaware)

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

*filed herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ David Karp
David Karp
Interim Chief Executive Officer
Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	September 12, 2019