Form 10-Q
period 2019-10-31
COUNTERPATH CORP
filed 2019-12-11
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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
(Registrant's telephone number, including area code)

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
Yes [X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,960,418 shares of common stock issued and outstanding as of December 6, 2019.

COUNTERPATH CORPORATION

October 31, 2019 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2019 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended October 31, 2019, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended October 31, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

(Unaudited)

	October 31,	April 30,
	2019	2019

Assets
Current assets:
Cash	$1,853,216	$1,862,458
Accounts receivable (net of allowance for doubtful accounts of $447,118 (2019 - $619,514))	1,475,240	1,876,896
Deferred sales commission costs - current - Note 4	141,981	122,777
Derivative assets	6,255	1,178
Prepaid expenses and other current assets	174,981	263,078
Total current assets	3,651,673	4,126,387

Deposits	96,541	94,829
Deferred sales commission costs - non-current - Note 4	80,777	77,571
Equipment	65,565	59,914
Operating lease right-of-use assets - Note 11	1,556,568	-
Goodwill	6,677,299	6,541,290
Intangibles and other assets	226,375	224,795
Total Assets	$12,354,798	$11,124,786

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,988,620	$2,233,875
Derivative liability	379	4,512
Unearned revenue	2,813,753	2,593,726
Other current liabilities	-	947
Accrued warranty	44,319	52,035
Operating lease liabilities - current - Note 11	259,612	-
Total current liabilities	5,106,683	4,885,095

Deferred lease inducements	-	4,031
Loan payable - Note 7	4,000,000	3,000,000
Operating lease liabilities - non-current - Note 11	1,315,677	-
Unrecognized tax liability	9,763	9,763
Total liabilities	10,432,123	7,898,889

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000 Issued and outstanding: October 31, 2019 - nil; April 30, 2019 - nil	-	-
Common stock, $0.001 par value - Note 8 Authorized: 100,000,000 Issued: October 31, 2019 - 5,957,585; April 30, 2019 - 5,950,246	5,957	5,950
Additional paid-in capital	75,802,284	75,667,533
Accumulated deficit	(70,312,063)	(68,581,091)
Accumulated other comprehensive loss - currency translation adjustment	(3,573,503)	(3,866,495)
Total stockholders' equity	1,922,675	3,225,897
Liabilities and Stockholders' Equity	$12,354,798	$11,124,786

Commitments - Note 12
Contingencies - Note 13
Going concern - Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenue - Note 10:
Software	$1,042,208	$923,416	$2,052,032	$2,279,418
Subscription, support and maintenance	1,502,944	1,319,840	2,924,806	2,570,860
Professional services and other	155,770	198,005	297,752	478,813
Total revenue	2,700,922	2,441,261	5,274,590	5,329,091
Operating expenses:
Cost of sales	562,619	623,811	1,073,979	1,219,367
Sales and marketing	955,010	967,689	1,925,603	1,962,649
Research and development	1,233,994	1,391,737	2,365,842	2,794,693
General and administrative	655,273	1,550,101	1,299,986	2,541,739
Total operating expenses	3,406,896	4,533,338	6,665,410	8,518,448
Loss from operations	(705,974)	(2,092,077)	(1,390,820)	(3,189,357)
Interest and other (expense) income, net:
Interest expense	(82,217)	(4,661)	(152,790)	(4,666)
Foreign exchange (loss) gain	(14,620)	43,535	(189,510)	124,471
Change in fair value of derivative instruments	9,608	(10,554)	10,194	(5,152)
Loss on lease termination	(8,746)	-	(8,746)	-
Other income	700	-	700	-
Total interest and other (expense) income, net	(95,275)	28,320	(340,152)	114,653
Net loss for the period	$(801,249)	$(2,063,757)	$(1,730,972)	$(3,074,704)

Net loss per share - Note 14:
Basic and diluted	$(0.13)	$(0.35)	$(0.29)	$(0.52)

Weighted average common shares outstanding:
Basic and diluted	5,955,954	5,941,812	5,954,038	5,937,115

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net loss for the period	$(801,249)	$(2,063,757)	$(1,730,972)	$(3,074,704)
Other comprehensive loss:
Foreign currency translation adjustments	(9,551)	(112,295)	292,992	(315,260)
Comprehensive loss	$(810,800)	$(2,176,052)	$(1,437,980)	$(3,389,964)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	October 31,
	2019	2018

Cash flows used in operating activities:
Net loss for the period	$(1,730,972)	$(3,074,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	113,536	140,343
Deferred lease inducements	(4,115)	(4,947)
Depreciation and amortization	37,249	47,309
Operating lease expense - Note 11	275,891	-
Unrealized foreign exchange (gain) loss	184,618	(171,975)
Stock-based compensation - Note 8	124,103	339,597
Change in fair value of derivative instruments	(9,328)	10,262

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(266,639)	98,933
Accounts receivable	288,120	1,126,880
Deferred sales commission costs - Note 4	(25,102)	(31,512)
Prepaid expenses and other current assets	87,812	12,887
Accrued warranty	(7,716)	(6,922)
Operating lease liabilities - Note 11	(257,256)	-
Unearned revenue - Note 4	220,027	31,589
Other current liabilities	(947)	937
Net cash used in operating activities	(970,719)	(1,481,323)

Cash flows used in investing activities:
Purchases of equipment	(40,040)	(17,969)
Purchases of intangibles	(3,666)	(3,314)
Net cash used in investing activities	(43,706)	(21,283)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	10,656	10,439
Proceeds received from loan payable - Note 7	1,000,000	1,000,000
Net cash provided by financing activities	1,010,656	1,010,439

Foreign exchange effect on cash	(5,473)	(8,086)

Decrease in cash	(9,242)	(500,253)

Cash, beginning of the period	1,862,458	2,348,883
Cash, end of the period	$1,853,216	$1,848,630

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$121,644	$-
Taxes	$-	$-

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the Six Months Ended October 31, 2019
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, April 30, 2018	5,930,468	$5,931	-	$-	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186

Adoption of ASC 606 - Note 4						134,033		134,033
Shares issued:
Stock-based compensation - Note 8	-	-	-	-	339,597	-	-	339,597
Employee share purchase program - Note 8	5,656	5	-	-	12,813	-	-	12,818
Exercise of stock options - Note 8	6,958	7	-	-	(2,386)	-	-	(2,379)
Net loss for the period	-	-	-	-	-	(3,074,704)	-	(3,074,704)
Foreign currency translation adjustment	-	-	-	-	-	-	(315,260)	(315,260)
Balance, October 31, 2018	5,943,082	$5,943	-	$-	$75,520,205	$(66,642,356)	$(3,548,501)	$5,335,291

Balance, April 30, 2019	5,950,246	$5,950	-	$-	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

Shares issued:
Stock-based compensation - Note 8	-	-	-	-	124,103	-	-	124,103
Employee share purchase program - Note 8	7,339	7	-	-	10,648	-	-	10,655
Net loss for the period	-	-	-	-	-	(1,730,972)	-	(1,730,972)
Foreign currency translation adjustment	-	-	-	-	-	-	292,992	292,992
Balance, October 31, 2019	5,957,585	$5,957	-	$-	$75,802,284	$(70,312,063)	$(3,573,503)	$1,922,675

See accompanying notes to the interim consolidated financial statements

Note 1	Nature of Operations

CounterPath Corporation (the "Company") was incorporated in the State of Nevada on April 18, 2003. The Company focuses on the design, development, marketing and sales of software applications and related services, such as pre and post sales technical support and customization services, that enable enterprises and telecommunication service providers to deliver Unified Communications ("UC") services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. The Company's products are sold either directly or through channel partners, to small, medium and large businesses ("enterprises") and telecom service providers, in North America, and in Europe, Middle East, Africa (collectively "EMEA"), Asia Pacific and Latin America.

Note 2	Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") and are stated in U.S. dollars, except where otherwise disclosed.

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CounterPath Technologies Inc., a company existing under the laws of the province of British Columbia, Canada, BridgePort Networks, Inc. ("BridgePort"), a company incorporated under the laws of the state of Delaware and CounterPath LLC, a company formed on August 27, 2018, under the laws of the state of Delaware. The results of NewHeights Software Corporation ("NewHeights"), which subsequently was amalgamated with another subsidiary to become CounterPath Technologies Inc., are included from August 2, 2007, the date of acquisition. The results of FirstHand Technologies Inc. ("FirstHand"), which subsequently was amalgamated with CounterPath Technologies Inc., and BridgePort are included from February 1, 2008, the date of acquisition. All inter-company transactions and balances have been eliminated.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $70,312,063 as of October 31, 2019, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the financial statements.

To mitigate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues. The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. If the Company is unable to maintain sufficient cash flows, the Company will not be able to meet its present obligations. However, management believes that the Company has access to sufficient capital to meet its obligations through continued collection of receivables and increases to the existing loan, if needed, as described below.

On October 10, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000 which was subsequently increased to $5,000,000 on July 10, 2019. As of October 31, 2019, the unused portion of the loan principle was $1,000,000. See Note 7 - Loan Payable for more information.

Interim Reporting

The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2019 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2019 annual audited consolidated financial statements.

Operating results for the three and six months ended October 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's consolidated interim financial statements and the accompanying notes.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the Securities Exchange Commission on July 11, 2019, and there have been no changes to the Company's significant accounting policies during the three and six months ended October 31, 2019, except for new accounting policy adopted during the period. See Note 11 - Leases for more information. All amounts and disclosures set forth herein are in compliance with these standards.

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

Revenue from significant customers for the three and six months ended October 31, 2019 and 2018 is summarized below:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Customer A	4%	14%	4%	8%

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
Customer B	11%	-%
Customer C	5%	13%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31, 2019	April 30, 2019
Balance of allowance for doubtful accounts, beginning of period	$619,514	$322,638
Bad debt provision	110,085	1,082,440
Write-off of receivables	(282,481)	(785,564)
Balance of allowance for doubtful accounts, end of period	$447,118	$619,514

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer's current ability to pay its obligation. When the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer's related accounts.

Leases

The Company determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use ("ROU") asset represents the Company's right to use an identified asset for the lease term and lease liability represents the Company's obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on the Company's consolidated balance sheets beginning May 2019 and are recognized based on the present value of the remaining future lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate as the Company has determined that the interest rate implicit in the leases to which the Company is a party of is not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term less of than 12 months. All of the Company's leases are operating leases. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. Non-lease components primarily include payments for maintenance. The Company accounts for lease components and non-lease components separately.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize ROU assets and lease liabilities for all leases, with the exception of short term leases, at the commencement date of each lease. The Company adopted the new standard effective May 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, the Company recorded $1,708,129 of ROU assets and operating lease liabilities on May 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on the Company's interim consolidated statements of operations.

The Company has elected to apply the practical expedient package to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carryforward historical lease classification. As a result, all leases identified by the Company will continue to be classified as operating leases. In addition, the Company elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. See Note 11- Leases for more information.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive for a company's ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

Note 4	Revenue Recognition under ASC 606

On May 1, 2018, the Company adopted the new accounting standard, ASC 606 "Revenue from Contracts with Customers" and all related amendments to the new accounting standard to contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue recognition standard to contracts with open performance obligations as of May 1, 2018, as an adjustment to the opening balance of retained earnings. Results of the reporting period beginning May 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605.

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

The transaction price is the consideration that the Company expects to receive from its customers in exchange for its products or services. In determining the allocation of the transaction price, the Company identifies performance obligations in contracts with customers, which may include products, subscriptions to software and services, support, professional services and training. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price ("SSP") is the price at which the Company would sell a promised product or service separately to a customer. The Company determines the SSP using information that may include market conditions or other observable inputs. In certain cases, the Company is able to establish a SSP based on observable prices for products or services sold separately. In these instances, the Company would use a single amount to estimate a SSP. If a SSP is not directly observable, for example when pricing is variable, the Company will use a range of SSP.

In certain circumstances, the Company may estimate SSP for a product or service by applying the residual approach. This approach has been most commonly used when certain perpetual software licenses are only sold bundled with one year of post-contract support or other services, and a price has not been established for the software.

Significant judgement is used to determine SSP and to determine whether there is a variance that needs to be allocated based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by the Company's management.

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

Subscription, support and maintenance

Revenue from the Company's recurring subscription revenue from subscriptions related to our software as a service offering is recognized ratably over the contractual subscription term as control of the goods or services is transferred to the customer, beginning on the date that the subscription is made available to the customer. Support and maintenance revenue is generated from recurring annual software support and maintenance contracts for our perpetual software licenses and is recognized ratably over the term of the service period, which is generally twelve months. Support and maintenance services include e-mail and telephone support, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

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

During the three and six months ended October 31, 2019, the Company recognized $744,124 and $1,839,548, respectively in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at April 30, 2019.

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

During the three and six months ended October 31, 2019, the Company capitalized approximately $87,796 and $161,914, respectively, of costs to obtain revenue contracts and amortized approximately $79,364 and $150,179 of commissions to sales and marketing expense for those same periods. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled $222,758 at October 31, 2019 (April 30, 2019: $200,348).

Costs to Fulfill a Customer Contract

Certain contract costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in cost of sales in the Company's consolidated statement of operations. From time to time, management will review the capitalized costs for impairment and will also revisit the estimates used in recognizing the costs to fulfill customer contracts.

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $2,294,692, $849,963 and $49,098 in revenue during the years ended April 30, 2020, April 30, 2021 and April 30, 2022, respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

Disaggregation of Revenue The Company disaggregates its revenue by geographic region. See Note 10 - Segmented Information for more information.

Note 5	Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in the exchange rates associated with foreign currencies. The Company's primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk

A majority of the Company's revenue activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk, inherent in conducting business globally in multiple currencies, primarily from its business operations in Canada.

The Company's foreign currency risk management program includes entering into foreign currency derivatives at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These foreign currency forward and option contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. The changes in fair value and settlements are recorded in change in fair value of derivative instruments, net in the consolidated statement of operations.

During the three and six months ended October 31, 2019 and 2018, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments:

Notional value of Undesignated Derivatives	October 31, 2019	April 30, 2019
Foreign currency option contracts	$2,300,000	$1,500,000

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company's consolidated balance sheets.

	October 31, 2019
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$6,255	$379

	April 30, 2019
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$1,178	$4,512

During the three and six months ended October 31, 2019, the Company recorded gains of $9,608 and $10,194, respectively, resulting from the change in fair value of derivative instruments. During the three and six months ended October 31, 2018, the Company recorded losses of $10,554 and $5,152, respectively, from the change in fair value of derivative instruments

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

Level 1-Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2-Inputs (other than quoted prices included in Level 1) are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3- unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying values of financial instruments classified as current assets and current liabilities approximates their fair values, based on the nature and short maturity of these instruments, and are presented in the Company's financial statements at carrying cost.

Financial Instruments Measured at Fair value

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2019 and April 30, 2019.

As at October 31, 2019	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$1,853,216	$1,853,216	1	N/A
Foreign currency option contracts	6,255	6,255	2	Note 5
	$1,859,471	$1,859,471

Liabilities
Foreign currency option contracts	$379	$379	2	Note 5

As at April 30, 2019	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$1,862,458	$1,862,458	1	N/A
Foreign currency option contracts	1,178	1,178	2	Note 5
	$1,863,636	$1,863,636

Liabilities
Foreign currency option contracts	$4,512	$4,512	2	Note 5

Financial Instruments Not Measured at Fair Value The following table presents the Company's liability that is not measured at fair value as of October 31, 2019, but for which fair value is available:

As at October 31, 2019	Carrying Amount	Fair Value	Fair Value Levels	Reference
Loan payable	$4,000,000	$3,553,757	2	Note 7

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

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd (collectively, the "Lenders") for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of the Company and will bear interest at a rate of 8% per year, payable monthly.

On July 10, 2019, the Company entered into an amended loan agreement (the "Amendment Agreement") with the Lenders, pursuant to which to Lenders have agreed to amend the Loan Agreement, together with the Amendment Agreement, to increase the maximum amount of the loan from $3,000,000 to $5,000,000 and to extend the term of the loan such that all outstanding principal and accrued interest is due on April 11, 2021.

As of October 31, 2019, the principal balance of the loan payable was $4,000,000. During the three and six months ended October 31, 2019, the Company recognized $72,110 and $132,603, respectively, in interest expense in the consolidated statement of operations. The Company recorded $4,603 and $4,603 in interest expense during the three and six months ended October 31, 2018, respectively. See Note 9 - Related Party Transactions for more information.

Note 8	Common Stock

Stock Options

During the three and six months ended October 31, 2018, the Company granted 7,500 stock options to an employee of the Company. No stock options were granted during the same periods in the current year. The weighted-average fair value of options granted during the six months ended October 31, 2018 was $1.41. The weighted-average assumptions utilized to determine such value is presented in the following table:

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

The following is a summary of the status of the Company's stock options as of October 31, 2019 and the stock option activity during the six months ended October 31, 2019:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2019	616,449	$2.27
Granted	-	$-
Forfeited/Cancelled	(56,654)	$1.93
Expired	(39,500)	$2.50
Exercised	-	$-
Outstanding at October 31, 2019	520,295	$2.29

Exercisable at October 31, 2019	231,843	$2.61
Exercisable at April 30, 2019	239,551	$2.58

Employee and non-employee stock-based compensation amounts classified in the Company's consolidated statements of operations for the three and six months ended October 31, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Cost of sales	$7,779	$11,001	$19,000	$25,570
Sales and marketing	12,394	16,278	28,117	38,760
Research and development	6,682	10,983	16,985	26,014
General and administrative	9,930	18,076	20,698	44,723
Total stock-option based compensation	$36,785	$56,338	$84,800	$135,067

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the "ESPP") all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company's common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee's base salary in shares. During the six months ended October 31, 2019, the Company matched $10,655 (2018 - $14,951) in shares purchased by employees under the ESPP. During the six months ended October 31, 2019, 15,261 shares (2018 - 12,984 shares) were purchased on the open market and 7,339 shares (2018 - 5,656) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of October 31, 2019, a total of 141,345 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the six months ended October 31, 2019, zero (2018 - 136,981) deferred stock units ("DSUs") were issued under the Deferred Stock Unit Plan ("DSUP"). As of October 31, 2019, a total of 242,495 shares were available for issuance under the DSUP.

The following table summarizes the Company's outstanding DSU awards as of October 31, 2019, and changes during the period then ended:

	Number of DSUs	Weighted Average Grant Date Fair Value Per DSU
DSUs outstanding at April 30, 2019	633,491		$5.20
Granted	−	$	−
Cancelled	−	$	−
DSUs outstanding at October 31, 2019	633,491		$5.20

Employee and non-employee DSU based compensation amounts classified in the Company's consolidated statements of operations for the three and six months ended October 31, 2019 and 2018 are as follows:

	Three Months Ended			Six Months Ended
	October 31,			October 31,
	2019		2018	2019		2018
Cost of sales	$1,175	$	−	$2,350	$	−
Sales and marketing	4,700		−	9,400		−
Research and development	1,175		−	2,350		−
General and administrative	11,928		15,848	25,203		204,530
	$18,978		$15,848	$39,303		$204,530

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

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation, a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company. As of October 31, 2019, the principal balance of the loan payable was $4,000,000 and interest payable was $27,178. During the three and six months ended October 31, 2019, the Company recognized $72,110 and $132,603 (2018 - $4,603 and $4,603), respectively, in interest expense in the consolidated statement of operations. See Note 7 - Loan Payable for more information.

During the three and six months ended October 31, 2019, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $21,270 and $42,464 (2018 - $20,947 and $42,065), respectively, to KRP Properties ("KRP") (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with 8007004 (Canada) Inc. ("8007004") to lease office space. On May 1, 2019, the office space was sold to a third party. For the three and six months ended October 31, 2018, CounterPath Technologies Inc., paid $7,734 and $15,530, respectively, to 8007004

During the three and six months ended October 31, 2019, the Company sold $28,398 and $42,465 (2018 - $10,544 and $20,459), respectively, in subscription services to Wesley Clover Systems Europe, a company controlled by the Chairman of the Company.

Note 10	Segmented Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
North America	$1,739,962	$1,642,703	$3,484,714	$3,381,006
EMEA	606,500	570,487	1,076,020	1,212,481
Asia Pacific	197,691	135,635	450,403	551,660
Latin America	156,769	92,436	263,453	183,944
	$2,700,922	$2,441,261	$5,274,590	$5,329,091

All of the Company’s long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	October 31, 2019	April 30, 2019
Canada	$8,415,296	$6,798,083
United States	110,511	27,916
	$8,525,807	$6,825,999

Note 11	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of 6 months to 4.9 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

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

During the three and six months ended October 31, 2019, operating lease expense was approximately $138,145 and $275,891, respectively, and the cash paid for amounts included in the measurement of the operating lease liabilities was $257,256.

The following table presents the Company's operating lease right-of-use assets and liabilities as of October 31, 2019:

October 31, 2019
Assets
Operating lease right-of-use assets	$1,556,568

Liabilities
Operating lease liabilities - current	$259,612
Operating lease liabilities - non-current	1,315,677
Total operating lease liabilities	$1,575,289

As of October 31, 2019, the total right-of-use assets and lease liabilities recognized on the consolidated balance sheets attributable to related parties was $177,745.

The following table presents supplemental information for the six months ended October 31, 2019:

Weighted average remaining lease term	4.7 years
Weighted average discount rate	15.5%
Operating cash flow from operating leases	($257,256)

As of October 31, 2019, estimated future commitments related to operating leases were as follows:

2020	$242,677
2021	454,778
2022	448,524
2023	435,950
2024	448,099
Thereafter	166,771
Less: imputed interest	(621,510)
Operating lease liabilities	$1,575,289

Note 12	Commitments

Total payable over the term of the agreements for the fiscal years ended are as follows:

Voice Platform Service Contract
2020	$120,000
2021	220,000
2022	−
Thereafter	−
$340,000

Note 13

Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Numerator
Net loss	$(801,249)	$(2,063,757)	$(1,730,972)	$(3,074,704)

Denominator
Weighted average shares outstanding	5,955,954	5,941,812	5,954,038	5,937,115
Effect of dilutive securities	−	−	−	−
	5,955,954	5,941,812	5,954,038	5,937,115

Basic and diluted loss per share	$(0.13)	$(0.35)	$(0.29)	$(0.52)

For the three and six months ended October 31, 2019, common share equivalents consisting of stock options and DSUs totaling 1,153,786 and 1,153,786 respectively were excluded from the computation of diluted EPS because the effect was anti-dilutive. For the three and six months ended October 31, 2018, common share equivalents consisting of stock options and DSUs totaling 1,059,763 and 1,059,763, respectively were excluded from the computation of diluted EPS because the effect was anti-dilutive.

Note 15

Subsequent Events

On November 18, 2019, the Company entered into an agreement with KRP to surrender the lease for its office space located in Ottawa, Ontario, effective January 15, 2020. As a result, the right-of-use assets and the lease liabilities will decrease by approximately $172,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

References

In this quarterly report, (i) unless the context otherwise requires, references to "we", "our", "us", the "Company" or "CounterPath" mean CounterPath Corporation and its subsidiaries and (ii) all amounts are expressed in United States dollars, unless otherwise indicated.

Background

We were incorporated under the laws of the State of Nevada on April 18, 2003.

On August 2, 2007, we acquired all of the shares of NewHeights Software Corporation through the issuance of 768,017 shares of our common stock and 36,984 preferred shares issued from a subsidiary of our company, which preferred shares were exchangeable into 36,984 shares of common stock.

On February 1, 2008, we acquired all of the shares of FirstHand Technologies Inc. through the issuance of 590,001 shares of our common stock. On February 1, 2008, we acquired all of the issued and outstanding shares of BridgePort Networks, Inc. ("BridgePort Networks") by way of merger in consideration for the assumption of all of the assets and liabilities of BridgePort Networks.

Business of CounterPath

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. We are capitalizing upon numerous industry trends, including the rapid adoption of mobile technology, the proliferation of bring-your-own-device to work programs, the need for secure business communications, the need for centralized provisioning, the migration towards cloud-based services and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Skype and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators' networks or enterprise networks (a.k.a. Internet OTT providers). We offer our solutions under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. We sell our solutions through our own online store, through third-party online stores, directly using our in-house sales team and through channel partners. Our channel partners include original equipment manufacturers, value added distributers and value added resellers. Enterprises typically leverage our Enterprise OTT solutions to increase employee productivity and to reduce certain costs. Telecommunication service providers typically deploy our Operator OTT solutions as part of a broad strategy to defend their subscriber base from competitive threats by offering innovative new services. Our original equipment manufacturers and value added resellers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

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

There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2019, during the three and six months ended October 31, 2019 except for our adoption of ASU 2016-02 Leases or ASC 842 Leases as described below:

Leases

We determine if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use ("ROU") asset represents our right to use an identified asset for the lease term and lease liability represents our obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on our consolidated balance sheets beginning May 2019 and are recognized based on the present value of the remaining future lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate as we have determined that the interest rate implicit in the leases to which we are a party of is not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheet except for leases with an initial term less of than 12 months. All of our leases are operating leases. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. Non-lease components primarily include payments for maintenance. We account for lease components and non-lease components separately.

Results of Operations

Our operating activities during the three and six months ended October 31, 2019 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and six months ended October 31, 2019, we recorded decreased operating costs on translation of Canadian dollar costs as compared to the three and six months ended October 31, 2018 of approximately $29,342 and $63,258, respectively.

Key Business Metrics

 The following table sets out our billings for the three and six months ended October 31, 2019 and 2018. We consider billings to be a useful metric for management and investors because billings drive deferred revenue balances, which are an important indicator of our future revenues and a key factor affecting our long-term performance. We define billings as revenue recognized plus the change in deferred revenue from the beginning to the end of the applicable period. There are certain limitations related to the use of billings versus revenue calculated in accordance with GAAP. Billings include amounts that have not yet been recognized as revenue. In addition, our calculation of billings may differ from other peer companies that report similar financial measures, making comparisons between companies difficult. Accordingly, we compensate for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Billings:

Revenue	$2,700,922	$2,441,261	$5,274,590	$5,329,091
Add: Deferred revenue, end of period	2,813,753	2,597,465	2,813,753	2,597,465
Less: Deferred revenue, beginning of period	(2,553,510)	(2,558,932)	(2,593,726)	(2,565,876)
Non-GAAP Billings	$2,961,165	$2,479,794	$5,494,617	$5,360,680

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and six months ended October 31, 2019 and 2018 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2019 and 2018 and the audited consolidated financial statements for the fiscal year ended April 30, 2019. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data
	Three Months Ended October 31,
	2019			2018
	Amount	Percent of Total Revenue		Amount	Percent of Total Revenue
Revenue	$2,700,922	100%		$2,441,261	100%

Operating expenses	(3,406,896)	(126%	)	(4,533,338)	(186%	)
Loss from operations	($705,974)	(26%	)	($2,092,077)	(86%	)
Interest expense	(82,217)	(3%	)	(4,661)	−%
Foreign exchange (loss) gain	(14,620)	(1%	)	43,535	1%
Change in fair value of derivative instruments	9,608	−%		(10,554)	−%
Loss on lease termination	(8,746)	−%		−	−%
Other income	700	−%		−	−%
Net loss	($801,249)	(30%	)	($2,063,757)	(85%	)

Net loss per share
-Basic and diluted	($0.13)			($0.35)
Weighted average common shares outstanding
-Basic and diluted	5,955,954			5,941,812

Selected Consolidated Statements of Operations Data
	Six Months Ended October 31,
	2019			2018
	Amount	Percent of Total Revenue		Amount	Percent of Total Revenue
Revenue	$5,274,590	100%		$5,329,091	100%

Operating expenses	(6,665,410)	(126%	)	(8,518,448)	(160%	)
Loss from operations	($1,390,820)	(26%	)	($3,189,357)	(60%	)
Interest and other expense, net	(152,790)	(3%	)	(4,666)	−%
Foreign exchange (loss) gain	(189,510)	(4%	)	124,471	2%
Change in fair value of derivative instruments	10,194	−%		(5,152)	−%
Loss on lease termination	(8,746)	−%		−	−%
Other income	700	−%		−	−%
Net loss	(1,730,972)	(33%	)	($3,074,704)	(58%	)

Net loss per share
-Basic and diluted	($0.29)			($0.52)
Weighted average common shares outstanding
-Basic and diluted	5,954,038			5,937,115

Revenue

	Three Months Ended October 31,
	2019		2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$1,042,208	38%	$923,416	38%	$118,792	13%
Subscription, support and maintenance	1,502,944	56%	1,319,840	54%	183,104	14%
Professional services and other	155,770	6%	198,005	8%	(42,235)	(21%)
Total revenue	$2,700,922	100%	$2,441,261	100%	$259,661	11%

Revenue by Region
North America	$1,739,961	64%	$1,642,703	67%	$97,258	6%
International	960,961	36%	798,558	33%	162,403	20%
Total revenue	$2,700,922	100%	$2,441,261	100%	$259,661	11%

For the three months ended October 31, 2019, we generated $2,700,922 in revenue compared to $2,441,261 for the three months ended October 31, 2018, representing an increase of $259,661 or 11%.

Software revenue increased by $118,792 or 13% to $1,042,208 for the three months ended October 31, 2019 compared to $923,416 for the three months ended October 31, 2018. The increase in software revenue was a result of increased sales to service providers, and enterprises.

Subscription, support and maintenance revenue increased by $183,104 or 14% to $1,502,944 for the three months ended October 31, 2019 compared to $1,319,840 for the three months ended October 31, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

Professional services and other revenue decreased by $42,235 or 21% to $155,770 for the three months ended October 31, 2019 compared to $198,005 for the three months ended October 31, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers and enterprises.

North American revenue increased by $97,258 or 6% to $1,739,961 for the three months ended October 31, 2019 compared to $1,642,703 for the three months ended October 31, 2018, as a result of increased sales of software and service to channel partners, and service providers. International revenue outside of North America increased by $162,403 or 20% to $960,961 for the three months ended October 31, 2019 compared to $798,558 for the three months ended October 31, 2018, as a result of higher sales of software and service to international channel partners, and enterprises.

	Six Months Ended October 31,
	2019		2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$2,052,032	39%	$2,279,418	43%	($227,386)	(10%)
Subscription, support and maintenance	2,924,806	55%	2,570,860	48%	353,946	14%
Professional services and other	297,752	6%	478,813	9%	(181,061)	(38%)
Total revenue	$5,274,590	100%	$5,329,091	100%	($54,501)	(1%)

	Six Months Ended October 31,
	2019		2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Region
North America	$3,484,713	66%	$3,381,006	63%	$103,707	3%
International	1,789,877	34%	1,948,085	37%	(158,208)	(8%)
Total revenue	$5,274,590	100%	$5,329,091	100%	($54,501)	(1%)

For the six months ended October 31, 2019, we generated $5,274,590 in revenue compared to $5,329,091 for the six months ended October 31, 2018, representing a decrease of $54,501 or 1%.

Software revenue decreased by $227,386 or 10% to $2,052,032 for the six months ended October 31, 2019 compared to $2,279,418 for the six months ended October 31, 2018. The decrease in software revenue was a result of decreased sales to channel partners, and service providers.

Subscription, support and maintenance revenue increased by $353,946 or 14% to $2,924,806 for the six months ended October 31, 2019 compared to $2,570,860 for the six months ended October 31, 2018. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

Professional services and other revenue decreased by $181,061 or 38% to $297,752 for the six months ended October 31, 2019 compared to $478,813 for the six months ended October 31, 2018. The decrease in professional services and other revenue was a result of decreased sales to service providers, and enterprises.

North American revenue increased by $103,707 or 3% to $3,484,713 for the six months ended October 31, 2019 compared to $3,381,006 for the six months ended October 31, 2018, as a result of increased sales of software and service to service providers, and channel partners. International revenue outside of North America decreased by $158,208 or 8% to $1,789,877 for the six months ended October 31, 2019 compared to $1,948,085 for the six months ended October 31, 2018, as a result of lower sales of software and service to international service providers.

Operating Expenses

Cost of Sales

Cost of sales for the three and six months ended October 31, 2019 and 2018 were as follows:

	October 31, 2019		October 31, 2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$562,619	21%	$623,811	26%	($61,192)	(10%)
Six months ended	$1,073,979	20%	$1,219,367	23%	($145,388)	(12%)

Cost of sales was $562,619 for the three months ended October 31, 2019 compared to $623,811 for the three months ended October 31, 2018. The decrease of $61,192 or 10% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $157,400, offset by increases in communication services and license fees of approximately $80,800 and other expenses of approximately $15,400.

Cost of sales was $1,073,979 for the six months ended October 31, 2019 compared to $1,219,367 for the six months ended October 31, 2018. The decrease of $145,388 or 12% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $270,500 and wages and benefits expenses of approximately $9,700, offset by increases in communication services and license fees of approximately $83,400, license fees of approximately $27,100 and other expenses of approximately $24,400.

Sales and Marketing

Sales and marketing expenses for the three and six months ended October 31, 2019 and 2018 were as follows:

	October 31, 2019		October 31, 2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$955,010	35%	$967,689	40%	($12,679)	(1%)
Six months ended	$1,925,603	37%	$1,962,649	37%	($37,046)	(2%)

Sales and marketing expenses were $955,010 for the three months ended October 31, 2019 compared to $967,689 for the three months ended October 31, 2018. The decrease of $12,679 or 1% was primarily attributable to decreases in commissions and consulting expenses of approximately $16,900, decreases in marketing, travel and trade show expenses of approximately $17,600. This decrease was offset by increases in wages and benefits expenses of approximately $16,300 and other expenses of approximately $5,500.

Sales and marketing expenses were $1,925,603 for the six months ended October 31, 2019 compared to $1,962,649 for the six months ended October 31, 2018. The decrease of $37,046 or 2% was primarily attributable to decreases in commissions and consulting expenses of approximately $58,400 and decreases in marketing, travel and trade show expenses of approximately $9,300. This decrease was offset by increases in wages and benefits expenses of approximately $21,600 and other expenses of approximately $9,000.

Research and Development

Research and development expenses for the three and six months ended October 31, 2019 and 2018 were as follows:

	October 31, 2019		October 31, 2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$1,233,994	46%	$1,391,737	57%	($157,743)	(11%)
Six months ended	$2,365,842	45%	$2,794,693	52%	($428,851)	(15%)

Research and development expenses were $1,233,994 for the three months ended October 31, 2019 compared to $1,391,737 for the three months ended October 31, 2018. The decrease of $157,743 or 11% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $75,000, wages and benefits of approximately $66,700 and other expenses of approximately $16,000.

Research and development expenses were $2,365,842 for the six months ended October 31, 2019 compared to $2,794,693 for the six months ended October 31, 2018. The decrease of $428,851 or 15% was primarily attributable to our overall cost reduction strategy which resulted in decreases in third-party service fees of approximately $172,400, wages and benefits of approximately $221,600 and other expenses of approximately $34,800.

General and Administrative

General and administrative expenses for the three and six months ended October 31, 2019 and 2018 were as follows:

	October 31, 2019		October 31, 2018		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$655,273	24%	$1,550,101	63%	($894,828)	(58%)
Six months ended	$1,299,986	25%	$2,541,739	48%	($1,241,753)	(49%)

 General and administrative expenses were $655,273 for the three months ended October 31, 2019 compared to $1,550,101 for the three months ended October 31, 2018. The decrease of $894,828 or 58% in general and administrative expenses was primarily attributable to decreases in bad debts expense of approximately $595,900, wages and benefits of approximately $204,000, consulting expenses of approximately $41,200, professional fees of approximately $41,900 and other expenses of approximately $11,900.

General and administrative expenses were $1,299,986 for the six months ended October 31, 2019 compared to $2,541,739 for the six months ended October 31, 2018. The decrease of $1,241,753 or 49% in general and administrative expenses was primarily attributable to decreases in bad debts expense of approximately $646,900, wages and benefits of approximately $477,600, consulting expenses of approximately $47,000, professional fees of approximately $46,600 and other expenses of approximately $23,800.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($95,275) for the three months ended October 31, 2019, respectively, compared to $28,320 for the same period in the prior year. The change of $123,595 or 436% is primarily due to increases of approximately $77,600 in interest expense related to our loan payable and foreign exchange losses of approximately $58,200 in addition to a one time loss on lease termination of $8,700. This is offset by a gain on change in fair value of derivative instruments of approximately $20,200.

Interest and other (expense) income, net was ($340,152) for the six months ended October 31, 2019, respectively, compared to $114,653 for the same period in the prior year. The change of $454,805 or 397% is primarily due to an increase of approximately $148,100 in interest expense related to our loan payable and foreign exchange losses of approximately $314,000 in addition to a one time loss on lease termination of $8,700. This is offset by a gain on change in fair value of derivative instruments of approximately $15,300.

The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

 The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	October 31, 2019	April 30, 2019
Cash	$1,853,216	$1,862,458
Current assets	$3,651,673	$4,126,387
Total assets	$12,354,798	$11,124,786
Current liabilities	$5,106,683	$4,885,095
Total liabilities	$10,432,123	$7,898,889

As of October 31, 2019, we had $1,853,216 in cash compared to $1,862,458 as of April 30, 2019, representing a decrease of $9,242. Our working capital deficit was $1,455,010 at October 31, 2019 compared to working capital deficit of $758,708 at April 30, 2019, representing a decrease of $696,302.

We have experienced recurring losses and an accumulated deficit of $70,312,063 as of October 31, 2019. This is a result of flat to declining revenues due to a number of factors including an increased focus on building out our cloud-based subscription platform and a change from the current licensing model to subscription-based licensing which has not reached profitable operations, resulting in substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

To mitigate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During the six months ended October 31, 2019, recurring revenue as a percentage of total revenue increased from 48% in the prior year to 55% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, enabling our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Teams and Bria Teams Pro which is a subscription based unified communication service.  In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion.  Software sold through the Channel Partner Program is extensively licensed on a subscription basis. We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. If we are unable to maintain sufficient cash flows, we will not be able to meet our present obligations. However Management believes that we have access to sufficient capital to meet our obligations through continued collection of receivables and increases to the existing loan, if needed, as described below.

On July 10, 2019, we entered into an amendment to our loan agreement to increase the aggregate principal amount of the loan that we can borrow to $5,000,000. As of October 31, 2019, the principal balance of the loan payable was $4,000,000 and the unused portion of the loan was $1,000,000. We do not have any other commitments to raise funds as of the date of this quarterly report on Form 10-Q.

Our company has $1,404,295 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

Cash Flows

 Our cash flows for the six months ended October 31, 2019 and 2018 are as follows:

	Six months ended October 31, 2019	Six months ended October 31, 2018
Net cash used in operating activities	($970,719)	($1,481,323)
Net cash used in investing activities	($43,706)	($21,283)
Net cash provided by financing activities	$1,010,656	$1,010,439
Net decrease in cash	($9,242)	($500,253)

Operating Activities

 Our operating activities resulted in a net cash outflow of $970,719 for the six months ended October 31, 2019 compared to a net cash outflow of $1,481,323 for the same period in the prior year, representing a decrease in net cash used in operating activities of $510,604. The decrease in net cash used in operating activities for the six months ended October 31, 2019 was primarily due to a decrease in net loss of approximately $1,343,700, an increase in foreign exchange losses by approximately $356,600, an increase in operating lease expense of approximately $275,900 related to the adoption of the new lease accounting standard and an increase in unearned revenue of approximately $188,400. This decrease was offset by decreases in the change in accounts receivable by approximately $838,800, increases in the payments of accounts payable and accrued liabilities of approximately $365,600, increases in operating lease liabilities of approximately $257,300 and a decrease in stock-based compensation expense of approximately $215,500.

Investing Activities

 Investing activities resulted in a net cash outflow of $43,706 for the six months ended October 31, 2019, compared to $21,283 for the same period in the prior year. The increase in net cash outflow from investing activities was primarily a result of an increase in investments in computer equipment and intangible assets. At October 31, 2019, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,010,656 for the six months ended October 31, 2019 compared to a net cash inflow of $1,010,439 for the six months ended October 31, 2018. The cash inflow from financing activities was primarily related to the $1,000,000 increase in loan payable and $10,655 in proceeds received for the issuance of shares through our employee share purchase program.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive of our ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

 Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Vice President of Finance. Based upon that evaluation, our company's Chief Executive Officer and Vice President of Finance concluded that as of October 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  customers' budgetary constraints;

  competitive pressures; and

  general economic conditions.

As a result of this volatility in our customers' purchasing practices, our revenue has historically fluctuated unpredictably on a quarterly and annual basis and we expect this to continue for the foreseeable future. Our budgeted expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time, if our revenue declines, our operating expenses and general overhead would likely be high relative to revenue, which could have a material adverse effect on our operating margin and operating results.

We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Some of our products and services are sold on a subscription basis that is generally month-to-month or one year in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some customers elect not to renew. We cannot provide assurance that our subscriptions will be renewed at the same or higher level of service, for the same number of licenses or for the same duration of time, if at all. We cannot provide assurance that we will be able to accurately predict future customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to regularly add features and functionality, the reliability (including uptime) of our subscription services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers' spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on terms less favorable to us, our revenue may decline.

If we are not able to manage our operating expenses, then our financial condition may be adversely affected.

Operating expenses of $3,406,896 and $6,665,410 exceeded revenue by $705,974 and $1,390,820 for the three and six months ended October 31, 2019, respectively. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On October 10, 2018, as amended on July 10, 2019, our company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. Wesley Clover International Corporation owns approximately 25.3% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk's spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk own approximately 20.5% of our common shares. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of our company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the date that is 30 months after the first advance. The loan is intended to be used for general working capital purposes. As of October 31, 2019, the principal balance of the loan payable was $4,000,000. This balance is to be repaid on or before April 11, 2021.

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

  providing customers "one-stop shopping" options for the purchase of network equipment and application software;

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

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority of our revenue for the foreseeable future. Broad market acceptance of our software products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve broad market acceptance of our software products as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily to on the continued market acceptance of our current software product offerings and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

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

Our products are designed to interoperate with our customers' existing and planned networks, which have varied and complex specifications, utilize multiple protocol standards, software applications and products from numerous vendors and contain multiple products that have been added over time. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, installations could be delayed or orders for our products could be cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential customers. The failure of our products to interoperate effectively with our customers' networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our software development efforts and cause significant customer relations problems.

Additionally, the interoperability of our products with multiple different networks is significantly dependent on the continued prevalence of standards for IP multimedia services, such as SIP or Session Initiation Protocol. Some of our existing and potential competitors are network equipment providers who could potentially benefit from the deployment of their own proprietary non-standards-based architectures. If resistance to open standards by network equipment providers becomes prevalent, it could make it more difficult for our products to interoperate with our customers' networks, which would have a material adverse effect on our ability to sell our products to service providers.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended October 31, 2019 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company's foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three and six months ended October 31, 2019 (2018 - none).

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

 Based on the 5,957,585 shares of common stock that were issued and outstanding as of October 31, 2019, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

 If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at October 31, 2019, then we would be required to issue an additional 1,153,786 shares of our common stock, which would represent approximately 19% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

We may be considered a "penny stock." Penny stock rules will limit the ability of our stockholders to sell their shares of common stock.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

 Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Certificate of Designation (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.4	Articles of Merger (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

3.6	Certificate of Change (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3	Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6	Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.9	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10	Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.11	Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.12	Separation Agreement between Donovan Jones and CounterPath Corporation and CounterPath Technologies Inc. dated September 17, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 12, 2018)

10.13	Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the State of Delaware)

CounterPath, LLC (organized in the State of Delaware)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Karp

31.2*	Section 302 Certification of Karen Luk

(32)	Section 906 Certifications

32.1*	Section 906 Certification of David Karp

32.2*	Section 906 Certification of Karen Luk

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Karen Luk
Karen Luk Vice President of Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer, and Duly Authorized Officer)

Date:	December 11, 2019