Form 10-Q
period 2020-01-31
COUNTERPATH CORP
filed 2020-03-11
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,102,927 shares of common stock issued and outstanding as of March 6, 2020.

COUNTERPATH CORPORATION

JANUARY 31, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended January 31, 2020 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended January 31, 2020, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended January 31, 2020 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

(Unaudited)

	January 31,	April 30,
	2020	2019

Assets
Current assets:
Cash	$1,764,846	$1,862,458
Accounts receivable (net of allowance for doubtful accounts of $317,262 (2019 - $619,514))	1,392,475	1,876,896
Deferred sales commission costs - current - Note 4	152,816	122,777
Derivative assets	493	1,178
Prepaid expenses and other current assets	202,311	263,078
Total current assets	3,512,941	4,126,387

Deposits	96,113	94,829
Deferred sales commission costs - non-current - Note 4	75,511	77,571
Equipment	71,162	59,914
Operating lease right-of-use assets - Note 11	1,361,442	-
Goodwill	6,645,972	6,541,290
Intangibles and other assets	226,311	224,795
Total Assets	$11,989,452	$11,124,786

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,978,501	$2,233,875
Derivative liability	14,761	4,512
Unearned revenue	2,780,478	2,593,726
Operating lease liabilities - current - Note 11	253,302	-
Accrued warranty	43,899	52,035
Other current liabilities	-	947
Total current liabilities	5,070,941	4,885,095

Deferred lease inducements	-	4,031
Loan payable - Note 7	4,000,000	3,000,000
Operating lease liabilities - non-current - Note 11	1,131,102	-
Unrecognized tax liability	9,763	9,763
Total liabilities	10,211,806	7,898,889

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: January 31, 2020 - nil; April 30, 2019 - nil	-	-
Common stock, $0.001 par value - Note 8
Authorized: 10,000,000
Issued:
January 31, 2020 - 6,101,518; April 30, 2019 - 5,950,246	6,102	5,950
Additional paid-in capital	75,991,751	75,667,533
Accumulated deficit	(70,577,838)	(68,581,091)
Accumulated other comprehensive loss - currency translation adjustment	(3,642,369)	(3,866,495)
Total stockholders' equity	1,777,646	3,225,897
Liabilities and Stockholders' Equity	$11,989,452	$11,124,786

Commitments - Note 12
Contingencies - Note 13
Going concern - Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue - Note 10:
Software	$1,059,931	$1,119,311	$3,111,963	$3,398,729
Subscription, support and maintenance	1,547,832	1,367,387	4,472,638	3,938,247
Professional services and other	177,105	101,060	474,857	579,873
Total revenue	2,784,868	2,587,758	8,059,458	7,916,849
Operating expenses:
Cost of sales	464,887	563,236	1,538,866	1,782,603
Sales and marketing	899,668	983,290	2,825,271	2,945,939
Research and development	1,021,182	1,369,196	3,387,024	4,163,889
General and administrative	591,147	699,428	1,891,133	3,241,167
Total operating expenses	2,976,884	3,615,150	9,642,294	12,133,598
Loss from operations	(192,016)	(1,027,392)	(1,582,836)	(4,216,749)
Interest and other (expense) income, net:
Interest expense	(92,317)	(22,122)	(245,107)	(26,788)
Foreign exchange (loss) gain	35,643	(16,266)	(153,867)	108,205
Change in fair value of derivative instruments	(19,184)	4,255	(8,990)	(897)
Loss on lease termination	-	-	(8,746)	-
Other income	2,099	2,145	2,799	2,145
Total interest and other (expense) income, net	(73,759)	(31,988)	(413,911)	82,665
Net loss for the period	$(265,775)	$(1,059,380)	$(1,996,747)	$(4,134,084)

Net loss per share - Note 14:
Basic and diluted	$(0.04)	$(0.18)	$(0.33)	$(0.70)

Weighted average common shares outstanding:
Basic and diluted	6,031,084	5,945,181	5,979,720	5,939,803

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Net loss for the period	$(265,775)	$(1,059,380)	$(1,996,747)	$(4,134,084)
Other comprehensive loss:
Foreign currency translation adjustments	(68,866)	(1,096)	224,127	(316,356)
Comprehensive loss	$(334,641)	$(1,060,476)	$(1,772,620)	$(4,450,440)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	January 31,
	2020	2019

Cash flows used in operating activities:
Net loss for the period	$(1,996,747)	$(4,134,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	55,483	817,331
Deferred lease inducements	(4,096)	(7,421)
Depreciation and amortization	53,708	73,323
Operating lease expense - Note 11	399,541	-
Unrealized foreign exchange (gain) loss	142,465	(172,503)
Stock-based compensation - Note 8	312,012	404,414
Change in fair value of derivative instruments	10,843	6,045

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(271,833)	(3,901)
Accounts receivable	428,938	460,929
Deferred sales commission costs - Note 4	(30,051)	(38,340)
Prepaid expenses and other current assets	60,548	(81,217)
Accrued warranty	(8,136)	(13,825)
Operating lease liabilities - Note 11	(387,595)	-
Unearned revenue - Note 4	186,752	114,197
Other current liabilities	(947)	937
Net cash used in operating activities	(1,049,115)	(2,574,115)

Cash flows used in investing activities:
Purchases of equipment	(61,085)	(29,147)
Purchases of intangibles	(4,672)	(9,395)
Net cash used in investing activities	(65,757)	(38,542)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	12,358	16,739
Proceeds received from loan payable - Note 7	1,000,000	2,000,000
Net cash provided by financing activities	1,012,358	2,016,739

Foreign exchange effect on cash	4,901	(8,106)

Decrease in cash	(97,613)	(604,024)

Cash, beginning of the period	1,862,458	2,348,883
Cash, end of the period	$1,764,846	$1,744,859

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$202,301	$26,740
Taxes	$-	$-

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the Nine Months Ended January 31, 2020
(Stated in U.S. Dollars)
(Unaudited)

	Common Shares		Treasury Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, May 1, 2018	5,930,468	$5,931	-	$-	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186
Adoption of ASC 606 - Note 4						134,033		134,033
Shares issued:
Stock-based compensation - Note 8	-	-	-	-	404,414	-	-	404,414
Employee share purchase program - Note 8	9,406	9	-	-	19,109	-	-	19,118
Exercise of stock options - Note 8	6,958	7	-	-	(2,386)	-	-	(2,379)
Net loss for the period	-	-	-	-	-	(4,134,084)	-	(4,134,084)
Foreign currency translation adjustment	-	-	-	-	-	-	(316,356)	(316,356)
Balance, January 31, 2019	5,946,832	5,947			75,591,318	(67,701,736)	(3,549,597)	4,345,932

Balance November 1, 2018	5,943,082	$5,943	-	$-	$75,520,205	$(66,642,356)	$(3,548,501)	$5,335,291
Stock-based compensation - Note 8					64,818			64,818
Employee share purchase program - Note 8	3,750	4			6,295			6,299
Exercise of stock options - Note 8
Net loss for the period						(1,059,380)		(1,059,380)
Foreign currency translation adjustment							(1,096)	(1,096)
Balance, January 31, 2019	5,946,832	5,947			75,591,318	(67,701,736)	(3,549,597)	4,345,932

Balance, May 1, 2019	5,950,246	$5,950	-	$-	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897
Shares issued:
Stock-based compensation - Note 8	-	-	-	-	312,012	-	-	312,012
Employee share purchase program - Note 8	11,855	12	-	-	15,394	-	-	15,406
Exercise of stock options - Note 8	1,710	2			(3,050)			(3,048)
Conversion of deferred share units	137,707	138			(138)			-
Net loss for the period	-	-	-	-	-	(1,996,747)	-	(1,996,747)
Foreign currency translation adjustment	-	-	-	-	-	-	224,126	224,126
Balance, January 31, 2020	6,101,518	6,102			75,991,751	(70,577,838)	(3,642,369)	1,777,646

Balance, November 1, 2019	5,957,585	$5,957	-	-	$75,802,284	$(70,312,063)	$(3,573,503)	$1,922,675
Stock-based compensation - Note 8					187,909			187,909
Employee share purchase program - Note 8	4,516	5			4,746			4,751
Exercise of stock options - Note 8	1,710	2			(3,050)			(3,048)
Conversion of deferred share units	137,707	138			(138)			-
Net loss for the period						(265,775)		(265,775)
Foreign currency translation adjustment							(68,866)	(68,866)
Balance, January 31, 2020	6,101,518	6,102			75,991,751	(70,577,838)	(3,642,369)	1,777,646

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Note 1	Nature of Operations

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

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $70,577,838 as of January 31, 2020, as a result of flat to declining revenues resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations which raises substantial doubt about its ability to continue operating as a going concern within one year of the date of issuance of the financial statements.

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

On October 10, 2018, the Company entered into a loan agreement for an aggregate principal amount of up to $3,000,000 which was subsequently increased to $5,000,000 on July 10, 2019. As of January 31, 2020, the unused portion of the loan principal was $1,000,000. See Note 7 - Loan Payable for more information.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

Operating results for the three and nine months ended January 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the Securities Exchange Commission on July 11, 2019, and there have been no changes to the Company's significant accounting policies during the three and nine months ended January 31, 2020, except for new accounting policy adopted during the period. See Note 11 - Leases for more information. All amounts and disclosures set forth herein are in compliance with these standards.

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

During the three and nine months ended January 31, 2020 and 2019, there were no significant customers who accounted for more than 10% of total revenues.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Customer A	11%	1%
Customer B	14%	10%
Customer C	1%	13%

Accounts Receivable and Allowance for Doubtful Accounts Accounts receivable are presented net of an allowance for doubtful accounts.

	January 31, 2020	April 30, 2019
Balance of allowance for doubtful accounts, beginning of period	$619,514	$322,638
Bad debt provision	165,117	1,082,440
Recoveries	(115,997)	-
Write-off of receivables	(351,372)	(785,564)
Balance of allowance for doubtful accounts, end of period	$317,262	$619,514

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

During the three and nine months ended January 31, 2020, the Company recognized $451,649 and $2,291,197, respectively in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at April 30, 2019.

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

During the three and nine months ended January 31, 2020, the Company capitalized approximately $57,920 and $219,834, respectively, of costs to obtain revenue contracts and amortized approximately $52,287 and $202,466 of commissions to sales and marketing expense for those same periods. Capitalized costs to obtain a revenue contract on the Company's condensed consolidated balance sheets totaled $228,327 at January 31, 2020 (April 30, 2019: $200,348).

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $1,352,486, $1,626,589, $27,310 and $24,093 in revenue during the years ended April 30, 2020 to April 30, 2023, respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

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

During the three and nine months ended January 31, 2020 and 2019, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments:
Notional value of Undesignated Derivatives	January 31, 2020	April 30, 2019
Foreign currency option contracts	$2,300,000	$1,500,000

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company's consolidated balance sheets.
	January 31, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$493	$14,761

	April 30, 2019
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$1,178	$4,512

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

During the three and nine months ended January 31, 2020, the Company recorded losses of $19,184 and $8,990 respectively, resulting from the change in fair value of derivative instruments. During the three and nine months ended January 31, 2019, the Company recorded a gain of $4,255 and a loss of $897, respectively, resulting from the change in fair value of derivative instruments.

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

Financial Instruments Measured at Fair value

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2019.

As at January 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$1,764,846	$1,764,846	1	N/A
Foreign currency option contracts	493	493	2	Note 5
	$1,765,339	$1,765,339

Liabilities
Foreign currency option contracts	$14,761	$14,761	2	Note 5

As at April 30, 2019	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$1,862,458	$1,862,458	1	N/A
Foreign currency option contracts	1,178	1,178	2	Note 5
	$1,863,636	$1,863,636

Liabilities
Foreign currency option contracts	$4,512	$4,512	2	Note 5

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Financial Instruments Not Measured at Fair Value The following table presents the Company's liability that is not measured at fair value as of January 31, 2020, but for which fair value is available:

As at January 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Loan payable	$4,000,000	$3,618,192	2	Note 7

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

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd (collectively, the "Lenders") for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of the Company.

On July 10, 2019, the Company entered into an amended loan agreement (the "Amendment Agreement") with the Lenders, pursuant to which to Lenders have agreed to amend the Loan Agreement, together with the Amendment Agreement, to increase the maximum amount of the loan from $3,000,000 to $5,000,000 and to extend the term of the loan such that all outstanding principal and accrued interest is due on April 11, 2021. On January 25, 2020, the Company entered into an amended loan agreement (the "Second Amendment Agreement") with the Lenders such that the interest on the principal amount of the Loan will accrue and be paid at the time of repayment of the outstanding principal. Accrued interest will be calculated at a rate of 8%, compounded daily. The Second Amendment Agreement is effective February 1, 2020.

As of January 31, 2020, the principal balance of the loan payable was $4,000,000. During the three and nine months ended January 31, 2020 the Company recognized $80,658 and $213,260, respectively, in interest expense in the consolidated statement of operations. The Company recorded $22,137 and $26,740 in interest expense during the three and nine months ended January 31, 2019, respectively. See Note 9 - Related Party Transactions for more information.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)
Note 8	Common Stock

Stock Options

During the nine months ended January 31, 2020 and 2019, the Company granted 199,500 and 221,000 stock options to employees of the Company, respectively. The weighted-average fair value of options granted during the nine months ended January 31, 2020 and 2019 were $0.47 and $0.82, respectively. The weighted-average assumptions utilized to determine such value is presented in the following table:

	Nine Months Ended	Nine Months Ended
	January 31, 2020	January 31, 2019
Risk-free interest rate	1.7%	2.7%
Expected volatility	66.0%	77.2%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

During the nine months ended January 31, 2020, the Company issued 1,710 shares pursuant to cashless exercises of 9,688 stock options and remitted employee tax withholdings of approximately $3,050 on behalf of its employees. No stock options were exercised during the same period in the prior year.

The following is a summary of the status of the Company's stock options as of January 31, 2020 and the stock option activity during the nine months ended January 31, 2020:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2019	616,449	$2.27
Granted	199,500	$0.96
Forfeited/Cancelled	(75,770)	$1.95
Expired	(40,900)	$2.50
Exercised	(9,688)	$2.46
Outstanding at January 31, 2020	689,591	$1.91

Exercisable at January 31, 2020	271,024	$2.44
Exercisable at April 30, 2019	239,551	$2.58

Employee and non-employee stock-based compensation amounts classified in the Company's consolidated statements of operations for the three and nine months ended January 31, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Cost of sales	$12,678	$11,528	$31,678	$37,098
Sales and marketing	18,257	16,333	46,374	55,093
Research and development	15,527	11,478	32,512	37,491
General and administrative	12,669	10,455	33,368	55,178
Total stock-option based compensation	$59,131	$49,794	$143,931	$184,860

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the "ESPP") all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company's common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee's base salary in shares. During the nine months ended January 31, 2020, the Company matched $15,394 (2019 - $19,118) in shares purchased by employees under the ESPP. During the nine months ended January 31, 2020, 23,962 shares (2019 - 19,724 shares) were purchased on the open market and 11,855 shares (2019 - 9,406) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of January 31, 2020, a total of 136,829 shares were available for issuance under the ESPP.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Deferred Share Unit Plan

During the nine months ended January 31, 2020, 183,399 (2019 - 236,981) deferred stock units ("DSUs") were issued under the Deferred Stock Unit Plan ("DSUP"). As of January 31, 2020, a total of 59,096 shares were available for issuance under the DSUP.

The following table summarizes the Company's outstanding DSU awards as of January 31, 2020, and changes during the period then ended:

	Number of DSUs	Weighted Average Grant Date Fair Value Per DSU
DSUs outstanding at April 30, 2019	633,491	$5.20
Granted	183,399	$1.14
Conversions	(137,707)	$7.28
DSUs outstanding at January 31, 2020	679,183	$3.69

Employee and non-employee DSU based compensation amounts classified in the Company's consolidated statements of operations for the three and nine months ended January 31, 2020 and 2019 are as follows:

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
	2020		2019	2020		2019
Cost of sales	$117,452	$	−	$142,655	$	−
Sales and marketing	7,075		−	16,475		−
Research and development	2,125		−	4,475		−
General and administrative	2,125		15,024	4,475		219,554
	$128,777		$15,024	$168,080		$219,554

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

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation, a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd., a company owned by the spouse of a director of the Company. As of January 31, 2020, the principal balance of the loan payable was $4,000,000 and interest payable was $27,178. During the three and nine months ended January 31, 2020, the Company recognized $80,658 and $213,260 (2019 - $22,137 and $26,740), respectively, in interest expense in the consolidated statement of operations. See Note 7 - Loan Payable for more information.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

During the three and nine months ended January 31, 2020, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $17,849 and $60,314 (2019 - $20,946 and $63,012), respectively, to KRP Properties ("KRP") (previously known as Kanata Research Park Corporation) for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with 8007004 (Canada) Inc. ("8007004") to lease office space. On May 1, 2019, the office space was sold to a third party. For the three and nine months ended January 31, 2019, CounterPath Technologies Inc., paid $7,733 and $23,263, respectively, to 8007004.

During the three and nine months ended January 31, 2020, the Company sold $10,194 and $52,819 (2019 - $13,655 and $34,114), respectively, in subscription services to Wesley Clover Solutions Europe ("WCS Europe"), a company controlled by the Chairman of the Company.

On November 8, 2019, the Company entered into an agreement with WCS Europe to hire a dedicated resource to assist with business development in the EMEA region. The initial term of the agreement is for six months, invoiced quarterly in advance at 3,500 euros per month. The services shall renew for another six months subject to mutual agreement with 30 day notice. For the three and nine months ended January 31, 2020, the Company paid $11,642 and $11,642, respectively, to WCS Europe.

On November 26, 2019, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with ThinkRF Corp. ("ThinkRF") to lease office space beginning January 1, 2020. During the three and nine months ended January 31, 2020, CounterPath Technologies Inc. paid $2,566 and $2,566, respectively, to ThinkRF. ThinkRF is a company controlled by the Chairman of the Company.

Note 10	Segmented Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
North America	$2,088,928	$1,682,944	$5,573,641	$5,063,949
EMEA	475,353	501,404	1,551,373	1,713,885
Asia Pacific	117,013	278,440	567,417	830,100
Latin America	103,574	124,970	367,027	308,915
	$2,784,868	$2,587,758	$8,059,458	$7,916,849

All of the Company's long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

	January 31, 2020	April 30, 2019
Canada	$8,200,305	$6,798,083
United States	104,582	27,916
	$8,304,887	$6,825,999

Note 11	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of approximately 4 months to 4.7 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

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

During the three and nine months ended January 31, 2020, operating lease expense was approximately $123,649 and $399,541, respectively, and the cash paid for amounts included in the measurement of the operating lease liabilities was $387,595.

The following table presents the Company's operating lease right-of-use assets and liabilities as of January 31, 2020:

January 31, 2020
Assets
Operating lease right-of-use assets	$1,361,442

Liabilities
Operating lease liabilities - current	$253,302
Operating lease liabilities - non-current	1,131,102
Total operating lease liabilities	$1,384,404

As of January 31, 2020, total right-of-use assets and lease liabilities recognized on the consolidated balance sheets attributable to related parties was $66,843 and $66,843, respectively.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

The following table presents supplemental information for the nine months ended January 31, 2020:

Weighted average remaining lease term	4.4 years
Weighted average discount rate	15.6%
Operating cash flow from operating leases	($387,595)

As of January 31, 2020, estimated future commitments related to operating leases were as follows:

2020	$115,223
2021	429,974
2022	413,479
2023	380,431
2024	392,523
Thereafter	165,989
Less: imputed interest	(513,215)
Operating lease liabilities	$1,384,404

Note 12	Commitments

Total payable over the term of the agreements for the fiscal years ended are as follows:

	Voice Platform Service Contract	Marketing Service Contract	Total
2020	$60,000	$11,057	$71,057
2021	220,000	44,402	264,402
2022	−	44,928	44,928
Thereafter	−	33,696	33,696
	$280,000	$134,083	$414,083

Note 13

Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14	Loss per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Numerator
Net loss	$(265,775)	$(1,059,380)	$(1,996,747)	$(4,134,084)

Denominator
Weighted average shares outstanding	6,031,084	5,945,181	5,979,720	5,939,803
Effect of dilutive securities	−	−	−	−
	6,031,084	5,945,181	5,979,720	5,939,803

Basic and diluted loss per share	$(0.04)	$(0.18)	$(0. 33)	$(0.70)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

For the three and nine months ended January 31, 2020, common share equivalents consisting of stock options and DSUs totaling 1,368,774 and 1,368,774 respectively were excluded from the computation of diluted EPS because the effect was anti-dilutive. For the three and nine ended January 31, 2019, common share equivalents consisting of stock options and DSUs totaling 1,271,398 and 1,271,398, respectively were excluded from the computation of diluted EPS because the effect was anti-dilutive.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)
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

There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2019, during the three and nine months ended January 31, 2020 except for our adoption of ASU 2016-02 Leases or ASC 842 Leases as described below:

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

Results of Operations

Our operating activities during the three and nine months ended January 31, 2020 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and nine months ended January 31, 2020, we recorded increased (decreased) operating costs on translation of Canadian dollar costs as compared to the three and nine months ended January 31, 2019 of approximately $23,733 and ($39,525), respectively.

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and nine months ended January 31, 2020 and 2019 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and nine months ended January 31, 2020 and 2019 and the audited consolidated financial statements for the fiscal year ended April 30, 2019. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data

	Three Months Ended January 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue	$2,784,868	100%	$2,587,758	100%

Operating expenses	(2,976,884)	(107%)	(3,615,150)	(140%)
Loss from operations	($192,016)	(7%)	($1,027,392)	(40%)
Interest expense	(92,317)	(3%)	(22,122)	(1%)
Foreign exchange (loss) gain	35,643	1%	(16,266)	−%
Change in fair value of derivative instruments	(19,184)	(1%)	4,255	−%
Loss on lease termination	−	−%	−	−%
Other income	2,099	−%	2,145	−%
Net loss	($265,775)	(10%)	($1,059,380)	(41%)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Net loss per share
-Basic and diluted	($0.04)	($0.18)
Weighted average common shares outstanding
-Basic and diluted	6,031,084	5,945,181

Selected Consolidated Statements of Operations Data

	Nine Months Ended January 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue	$8,059,458	100%	$7,916,849	100%

Operating expenses	(9,642,294)	(120%)	(12,133,598)	(153%)
Loss from operations	($1,582,836)	(20%)	($4,216,749)	(53%)
Interest and other expense, net	(245,107)	(3%)	(26,788)	−%
Foreign exchange (loss) gain	(153,867)	(2%)	108,205	1%
Change in fair value of derivative instruments	(8,990)	−%	(897)	−%
Loss on lease termination	(8,746)	−%	−	−%
Other income	2,799	−%	−	−%
Net loss	(1,996,747)	(25%)	($4,134,084)	(52%)

Net loss per share
-Basic and diluted	($0.33)		($0.70)
Weighted average common shares outstanding
-Basic and diluted	5,979,720		5,939,803

Revenue

	Three Months Ended January 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$1,059,931	38%	$1,119,311	43%	($59,380)	(5%)
Subscription, support and maintenance	1,547,832	56%	1,367,387	53%	180,445	13%
Professional services and other	177,105	6%	101,060	4%	76,045	75%
Total revenue	$2,784,868	100%	$2,587,758	100%	$197,110	8%

Revenue by Region
North America	$2,088,928	75%	$1,682,944	65%	$405,984	24%
International	695,940	25%	904,814	35%	(208,874)	(23%)
Total revenue	$2,784,868	100%	$2,587,758	100%	$197,110	8%

For the three months ended January 31, 2020, we generated $2,784,868 in revenue compared to $2,587,758 for the three months ended January 31, 2019, representing an increase of $197,110 or 8%.

Software revenue decreased by $59,380 or 5% to $1,059,931 for the three months ended January 31, 2020 compared to $1,119,311 for the three months ended January 31, 2019. The decrease in software revenue was a result of decreased sales to service providers, and enterprises.

Subscription, support and maintenance revenue increased by $180,445 or 13% to $1,547,832 for the three months ended January 31, 2020 compared to $1,367,387 for the three months ended January 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to enterprises, channel partners, and service providers.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Professional services and other revenue increased by $76,045 or 75% to $177,105 for the three months ended January 31, 2020 compared to $101,060 for the three months ended January 31, 2019. The increase in professional services and other revenue was a result of increased sales to channel partners and enterprises.

North American revenue increased by $405,984 or 24% to $2,088,928 for the three months ended January 31, 2020 compared to $1,682,944 for the three months ended January 31, 2019, as a result of increased sales of software and service to channel partners, and enterprises. International revenue outside of North America decreased by $208,874 or 23% to $695,940 for the three months ended January 31, 2020 compared to $904,814 for the three months ended January 31, 2019, as a result of lower sales of software and service to international service providers.

	Nine Months Ended January 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$3,111,963	39%	$3,398,729	43%	($286,766)	(8%)
Subscription, support and maintenance	4,472,638	55%	3,938,247	50%	534,391	14%
Professional services and other	474,857	6%	579,873	7%	(105,016)	(18%)
Total revenue	$8,059,458	100%	$7,916,849	100%	$142,609	2%

Revenue by Region
North America	$5,573,641	69%	$5,063,949	64%	$509,692	10%
International	2,485,817	31%	2,852,900	36%	(367,083)	(13%)
Total revenue	$8,059,458	100%	$7,916,849	100%	$142,609	2%

For the nine months ended January 31, 2020, we generated $8,059,458 in revenue compared to $7,916,849 for the nine months ended January 31, 2019, representing an increase of $142,609 or 2%.

Software revenue decreased by $286,766 or 8% to $3,111,963 for the nine months ended January 31, 2020 compared to $3,398,729 for the nine months ended January 31, 2019. The decrease in software revenue was a result of decreased sales to service providers.

Subscription, support and maintenance revenue increased by $534,391 or 14% to $4,472,638 for the nine months ended January 31, 2020 compared to $3,938,247 for the nine months ended January 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, and service providers.

Professional services and other revenue decreased by $105,016 or 18% to $474,857 for the nine months ended January 31, 2020 compared to $579,873 for the nine months ended January 31, 2019. The decrease in professional services and other revenue was a result of decreased sales to service providers, and enterprises.

North American revenue increased by $509,692 or 10% to $5,573,641 for the nine months ended January 31, 2019 compared to $5,063,949 for the nine months ended January 31, 2019, as a result of increased sales of software and service to channel partners, and enterprises. International revenue outside of North America decreased by $367,083 or 13% to $2,485,817 for the nine months ended January 31, 2020 compared to $2,852,900 for the nine months ended January 31, 2019, as a result of lower sales of software and service to international service providers.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Operating Expenses

Cost of Sales

Cost of sales for the three and nine months ended January 31, 2020 and 2019 were as follows:

	January 31, 2020		January 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$464,887	17%	$563,236	22%	($98,349)	(17%)
Nine months ended	$1,538,866	19%	$1,782,603	23%	($243,737)	(14%)

Cost of sales was $464,887 for the three months ended January 31, 2020 compared to $563,236 for the three months ended January 31, 2019. The decrease of $98,349 or 17% was primarily attributable to an overall reduction in costs which resulted in decreases of wages and benefits expenses of approximately $73,800, third-party service fees of approximately $54,500 and other expenses of approximately $19,600. This decrease was offset by an increase in communication services and license fees of approximately $49,500.

Cost of sales was $1,538,866 for the nine months ended January 31, 2020 compared to $1,782,603 for the nine months ended January 31, 2019. The decrease of $243,737 or 14% was primarily attributable to an overall reduction in costs which resulted in decreases in third-party service fees of approximately $325,000 and wages and benefits expenses of approximately $83,500, offset by increases in communication services and license fees of approximately $144,100, license fees of approximately $15,900 and other expenses of approximately $4,800.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended January 31, 2020 and 2019 were as follows:

	January 31, 2020		January 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$899,668	32%	$983,290	38%	($83,622)	(9%)
Nine months ended	$2,825,271	35%	$2,945,939	37%	($120,668)	(4%)

Sales and marketing expenses were $899,668 for the three months ended January 31, 2020 compared to $983,290 for the three months ended January 31, 2019. The decrease of $83,622 or 9% was primarily attributable to decreases in wages and benefits expenses of approximately $120,400 and decreases in consulting expenses of approximately $12,400. This decrease was offset by increases in marketing, travel and trade show expenses of approximately $43,000 and other expenses of approximately $7,300.

Sales and marketing expenses were $2,825,271 for the nine months ended January 31, 2020 compared to $2,945,939 for the nine months ended January 31, 2019. The decrease of $120,668 or 4% was primarily attributable to decreases consulting expenses of approximately $70,800 and decreases in wages and benefits expenses of approximately $100,200. This decrease was offset by increases in marketing, travel and trade show expenses of approximately $33,700 and other expenses of approximately $16,400.

Research and Development

Research and development expenses for the three and nine months ended January 31, 2020 and 2019 were as follows:

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

	January 31, 2020		January 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$1,021,182	37%	$1,369,196	53%	($348,014)	(25%)
Nine months ended	$3,387,024	42%	$4,163,889	53%	($776,865)	(19%)

Research and development expenses were $1,021,182 for the three months ended January 31, 2020 compared to $1,369,296 for the three months ended January 31, 2019. The decrease of $348,014 or 25% was primarily attributable to the overall reduction in costs which resulted in decreases in third-party service fees of approximately $183,700, wages and benefits of approximately $143,800 and other expenses of approximately $20,400.

Research and development expenses were $3,387,024 for the nine months ended January 31, 2020 compared to $4,163,889 for the nine months ended January 31, 2019. The decrease of $776,865 or 19% was primarily attributable to an overall reduction in costs which resulted in decreases in third-party service fees of approximately $356,200, wages and benefits of approximately $365,400 and other expenses of approximately $55,300.

General and Administrative

General and administrative expenses for the three and nine months ended January 31, 2020 and 2019 were as follows:

	January 31, 2020		January 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$591,147	21%	$699,428	27%	($108,281)	(15%)
Nine months ended	$1,891,133	23%	$3,241,167	41%	($1,350,034)	(42%)

 General and administrative expenses were $591,147 for the three months ended January 31, 2020 compared to $699,428 for the three months ended January 31, 2019. The decrease of $108,281 or 15% in general and administrative expenses was primarily attributable to decreases in bad debts expense of approximately $115,000, professional fees of approximately $55,600 and other expenses of approximately $18,900. This decrease was offset by an increase in wages and benefits expenses of approximately $81,300.

General and administrative expenses were $1,891,133 for the nine months ended January 31, 2020 compared to $3,241,167 for the nine months ended January 31 2019. The decrease of $1,350,034 or 42% in general and administrative expenses was primarily attributable to decreases in bad debts expense of approximately $761,900, wages and benefits of approximately $396,300, consulting expenses of approximately $45,600, professional fees of approximately $102,200 and other expenses of approximately $44,100.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($73,759) for the three months ended January 31, 2020, compared to ($31,988) for the same period in the prior year. The change of $41,771 or 131% is primarily due to increases of approximately $70,200 in interest expense related to our loan payable and increases in the loss on change in fair value of derivative instruments of approximately $23,400. This is offset by an increase to the foreign exchange gain of approximately $51,900.

Interest and other (expense) income, net was ($413,911) for the nine months ended January 31, 2020, compared to $82,665 for the same period in the prior year. The change of $496,576 or 601% is primarily due to an increase of approximately $218,300 in interest expense related to our loan payable, increases to foreign exchange losses of approximately $262,100, a one time loss on lease termination of $8,700 and a loss on the change in fair value of derivative instruments of approximately $8,100.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

 The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	January 31, 2020	April 30, 2019
Cash	$1,764,846	$1,862,458
Current assets	$3,512,941	$4,126,387
Total assets	$11,989,452	$11,124,786
Current liabilities	$5,070,941	$4,885,095
Total liabilities	$10,211,806	$7,898,889

As of January 31, 2020, we had $1,764,846 in cash compared to $1,862,458 as of April 30, 2019, representing a decrease of $97,612. Our working capital deficit was $1,558,000 at January 31, 2020 compared to working capital deficit of $758,708 at April 30, 2019, representing an increase of $799,292.

We have experienced recurring losses and an accumulated deficit of $70,577,838 as of January 31, 2020. This is a result of flat to declining revenues due to a number of factors including an increased focus on building out our cloud-based subscription platform and a change from the current licensing model to subscription-based licensing which has not reached profitable operations, resulting in substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

To mitigate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During the nine months ended January 31, 2020, recurring revenue as a percentage of total revenue increased from 50% in the prior year to 55% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, enabling our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Solo, Bria Teams and Bria Teams Pro which are subscription based unified communication services.  In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion.  Software sold through the Channel Partner Program is extensively licensed on a subscription basis. We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. If we are unable to maintain sufficient cash flows, we will not be able to meet our present obligations. However Management believes that we have access to sufficient capital to meet our obligations through continued collection of receivables and increases to the existing loan, if needed, as described below.

On July 10, 2019, we entered into an amendment to our loan agreement to increase the aggregate principal amount of the loan that we can borrow to $5,000,000. As of January 31, 2020, the principal balance of the loan payable was $4,000,000 and the unused portion of the loan was $1,000,000. We do not have any other commitments to raise funds as of the date of this quarterly report on Form 10-Q.

Our company has $1,257,185 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Cash Flows

 Our cash flows for the nine months ended January 31, 2020 and 2019 are as follows:

	Nine months ended January 31, 2020	Nine months ended January 31, 2019
Net cash used in operating activities	($1,049,115)	($2,574,115)
Net cash used in investing activities	($65,757)	($38,542)
Net cash provided by financing activities	$1,012,358	$2,016,739
Net decrease in cash	($97,613)	($604,024)

Operating Activities

 Our operating activities resulted in a net cash outflow of $1,049,115 for the nine months ended January 31, 2020 compared to a net cash outflow of $2,574,115 for the same period in the prior year, representing a decrease in net cash used in operating activities of $1,525,000. The decrease in net cash used in operating activities for the nine months ended January 31, 2020 was primarily due to a decrease in net loss of approximately $2,137,300, an increase in foreign exchange gains by approximately $315,000, an increase in operating lease expense of approximately $400,000 related to the adoption of the new lease accounting standard, an increase in the change in prepaid expenses and deposits of approximately $141,800  and an increase in the change in unearned revenue of approximately $72,600. This decrease was offset by a decrease in the provision for bad debts of approximately $761,800, a decrease in stock-based compensation expense of approximately $92,400 and increases in the payments of accounts payable and accrued liabilities of approximately $267,900, an increase in payments towards operating lease liabilities of approximately $387,600 and an increase in the change in accounts receivable of approximately $32,000.

Investing Activities

 Investing activities resulted in a net cash outflow of $65,757 for the nine months ended January 31, 2020, compared to $38,542 for the same period in the prior year. The increase in net cash outflow from investing activities was primarily a result of an increase in investments in computer equipment. At January 31, 2020, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,012,358 for the nine months ended January 31, 2020 compared to a net cash inflow of $2,016,739 for the nine months ended January 31, 2019. The decrease in cash inflow from financing activities was primarily related to the $2,000,000 increase in loan payable in the prior year compared to a $1,000,000 increase in loan payable in the current year.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Vice President of Finance. Based upon that evaluation, our company's Chief Executive Officer and Vice President of Finance concluded that as of January 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

  demand for our products and the timing and size of customer orders;

  length of sales cycles, which may be extended by selling our products through channel partners;

  length of time of deployment of our products by our customers;

  customers' budgetary constraints;

  competitive pressures;

  health epidemics and other outbreaks, including COVID-19, which could significantly disrupt our operations; and

  general economic conditions.

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

Operating expenses of $2,976,884 and $9,642,294 exceeded revenue by $192,016 and $1,582,836 for the three and nine months ended January 31, 2020, respectively. Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

On October 10, 2018, as amended on July 10, 2019 and February 1, 2020, our company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. Wesley Clover International Corporation owns approximately 25.3% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk's spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk own approximately 20.5% of our common shares. Pursuant to the terms of the Loan Agreement and subsequent amendments, the loan is unsecured and will be made available in multiple advances at the discretion of our company and, effective February 1, 2020, will accrue interest at a rate of 8%, compounded daily. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the date that is 30 months after the first advance. The loan is intended to be used for general working capital purposes. As of January 31, 2020, the principal balance of the loan payable was $4,000,000. This balance is to be repaid on or before April 11, 2021.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and nine months ended January 31, 2020 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company's foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three and nine months ended January 31, 2020 (2019 - none).

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

Risks Associated with our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

On December 16, 2019, we received a letter from the listing qualifications department staff of the NASDAQ Stock Market notifying us that the stockholders' equity of $1,922,675 as reported in our quarterly report on Form 10-Q for the period ended October 31, 2019 was below the minimum stockholders' equity of $2,500,000. As of January 31, 2020 the stockholders' equity decreased to $1,777,646. The minimum stockholders' equity of $2,500,000 is required for continued listing on the NASDAQ Capital Market as set forth in NASDAQ listing rule 5550(b)(1), and as of January 31, 2020, we do not meet the alternatives of market value of listed securities or net income from continuing operations. We were provided 45 calendar days, or until January 30, 2020, to submit a plan to regain compliance with the minimum stockholders' equity standard. On January 28, 2020, we made application for an extension of up to 165 calendar days from the date of the notification letter to regain compliance with the minimum stockholders' equity standard and the extension was granted for 136 calendar days by NASDAQ on February 10, 2020. Because our operations have been partially financed through the sale of equity securities, the delisting from NASDAQ for failure to regain compliance with the continued listing requirements of NASDAQ within the extension period could be especially detrimental to our ability to raise additional financing through public or private sales of equity securities. Any reduction in our ability to raise equity capital in the future could force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. In addition, delisting could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

 Based on the 6,101,518 shares of common stock that were issued and outstanding as of January 31, 2020, our directors owned approximately 48% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

 If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at January 31, 2020, then we would be required to issue an additional 1,368,774 shares of our common stock, which would represent approximately 18% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

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

3.7 Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

(4) Instruments defining the rights of security holders, including indentures

4.1 Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.2 Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

4.3 Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10) Material Contracts

10.1 Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2 Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3 Amended Employment Agreement between Donovan Jones and CounterPath Solutions R&D Inc., a wholly owned subsidiary of CounterPath Solutions, Inc. dated September 13, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2007)

10.4 Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5  Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.6 Amended Employment Agreement between Donovan Jones and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated February 17, 2016 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 15, 2016)

10.7 Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.8 Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.9 Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.10 Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.11 Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.12 Separation Agreement between Donovan Jones and CounterPath Corporation and CounterPath Technologies Inc. dated September 17, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 12, 2018)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

10.13 Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

10.14* Amendment Agreement dated February 1, 2020 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation

(14) Code of Ethics

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

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS January 31, 2020 (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Karen Luk
Karen Luk Vice President of Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer, and Duly Authorized Officer)

Date:	March 11, 2020