Form 10-K
period 2020-04-30
COUNTERPATH CORP
filed 2020-07-20
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Approximately $3,387,434 based on the last trading price of the common stock reported on the NASDAQ Stock Market on October 31, 2019.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,410,863 shares of common stock issued and outstanding as of July 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's annual meeting of stockholders to be held on September 24, 2020 are incorporated by reference into Part III of this annual report on Form 10-K.

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

  uncertainties relating to the impact of COVID-19 on our business, operations and employees;

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

PART I

Item 1. Business.

Overview

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications & Collaborations (UCC) solutions to their end users. Our offerings include softphones that support HD voice/video calling, messaging, and presence from a wide range of call services and VoIP services, as well as hosted services for team voice, messaging, presence, video conferencing and screen sharing functionality, over Internet Protocol (IP) based networks. We are capitalizing upon several industry trends, including the rapid adoption of mobile technology, the proliferation of work-from-home programs, the growth of video conferencing, the increasing requirements for secure business communications, centralized cloud-based provisioning, and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Google Meet, Slack, Zoom, and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators' networks or enterprise networks (a.k.a. Internet OTT providers). We consolidate Internet OTT application capabilities into a single application that, we believe, provides more value at less than our competitors' cost. Our solutions are offered under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. Our solutions are available for sale through our online store, directly using our in-house sales team, original equipment manufacturers (OEM) partners, and through traditional value added reseller (VAR) and value added distributer (VAD) channel partners. Enterprises typically leverage our solutions to increase employee productivity and to reduce communication costs while leveraging, leading call servers provided by companies such as Cisco, Avaya, Sangoma, and others. Telecommunication service providers typically deploy our solutions to supplement and add value to their traditional services that compete directly with the Internet OTT providers.  Our OEM and VAR customers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

Our business model focuses on winning new customers, expanding sales of new and existing products and services to existing customers, and renewing subscriptions and software support agreements. We target business customers of all sizes and across a range of industries, including call centers, financial services, government, retail, technology and telecommunications. We have sold software and services to more than 700 different customers in over 73 countries, including some of the world's largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

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

Industry

The telecommunication industry continues to undergo a fundamental transition from legacy circuit switched networks to packet switched networks that are more flexible and economical to operate.  At the same time, consumers and businesses are rapidly adopting new mobile and cloud communication technologies (a.k.a. Internet OTT providers). The global cloud communication platform market is expected to grow by US$10.3 billion between 2019 and 2025, supported by momentum driven by unified communication and collaboration market growth potential of 28.9%. This unified communication and collaboration market is expected to reach US$7.7 billion by 2025 (Research and Markets, February 2020). We believe enterprises want to capitalize upon these trends by launching innovative OTT services to increase employee mobility, increase employee productivity, and reduce communication costs.  At the same time, telecommunication service providers are facing several threats, including:

  the commoditization of their legacy voice businesses;

  the decline in short message service (SMS) revenues;

  regulatory changes that increase competition and reduce revenues; and the proliferation of third-party OTT services.

Given these factors, some telecommunication service providers are looking to defend their businesses by launching their own innovative OTT services to counter some of the threats they are facing and to create new revenue streams. Additionally, both enterprises and telecommunication service providers are looking to simplify their IT operations by procuring cloud-based services rather than purchasing systems outright and running them independently.  The migration towards cloud-based services typically reduces up-front capital expenditures and simplifies IT operations.

Enterprises are adopting mobile technology at a rapid pace. It is estimated that by 2025, nearly 3.7 billion people globally will use smartphones to access the internet (CNBC, January 2019). We believe enterprises want to leverage mobile technology to increase employee productivity and to reduce costs, as well as support remote work and work-from-home initiatives. At the same time, bring-your-own-device (BYOD) to work programs are becoming common in the workplace, with over 70% of organizations in the U.S. reporting BYOD usage (Frost & Sullivan, August 2018). BYOD enables enterprises to reduce up-front technology acquisition costs, while allowing employees to work on their device of choice. This rapid penetration of mobile technology in the work place, coupled with the need to support and manage an increasingly diverse set of mobile devices, creates new challenges for IT organizations, including the need to extend the corporate IT environment to the mobile device, the ability to provide and manage corporate applications remotely, and the need for secure communications. IT departments are often challenged to give users the benefits of mobility while simultaneously satisfying enterprise security and compliance requirements. Our solutions address these issues by enabling enterprises to launch what we call "Enterprise OTT Services." Our Bria® mobile softphones allow mobile workers to leverage the full suite of corporate PBX (call server) functionality as if they were in the office and connected to the secure enterprise network. In addition, our Bria Desktop softphones enable users to replace or augment their traditional desk phones cost-effectively. Our Stretto PlatformTM increases the value of the Bria softphones by offering user management, messaging and presence services, video conferencing, and collaboration services. The single platform increases productivity through the creation of services such as messaging, presence, video conferencing and screen sharing that can overlay with the current offering. Our Stretto Platform's user management capabilities provide powerful provisioning capabilities that help centrally manage user settings by the IT organization. IT managers can also leverage user analytics and help desk tools to reduce support costs.

Enterprises are adapting to the new and increasingly complex environments by shifting away from purchasing stand-alone software applications and running them on in-house servers to purchasing cloud-based services. This approach typically reduces capital spending and simplifies operations by reducing the number of servers and applications IT staff must install, configure, manage and support. Our Stretto Platform may be deployed as cloud-based services that generate recurring revenue for our company. We also offer a complete cloud-based solution to small, medium and large enterprises. For individuals, we launched Bria Solo that enables users to download and use up to three softphones with limited provisioning capabilities for paid users. There is also a feature limited version that is free for users which includes a single softphone. The free version of Bria Solo replaces our X-Lite product and is used as a marketing tool to promote our paid offerings. Each Bria Solo user, paid or free, registers with the CounterPath online store to enable services. For small to medium sized enterprises, we launched a subscription service known as Bria Teams, delivering centralized provisioning, voice and video calls between team members, messaging, presence, screen sharing, video conferencing and collaboration from the cloud, along with up to three Bria softphones per user. This solution is available exclusively through our on-line store. For the medium and large-sized businesses we offer Bria EnterpriseTM, which is sold through channel partners and our direct sales team under either a perpetual or a subscription licensing agreement and includes our Bria softphones and access to our Stretto Platform. The Stretto Platform supports user management, messaging, presence, video conferencing, and collaboration. Bria Enterprise enables enterprises to quickly launch unified communications that overlay their current on-premises and hosted call server offerings.

Telecommunication service providers, including cable, wireless, and Internet Telephony Service Providers (ITSPs) are also facing a shifting landscape driven by new technology and changing subscriber habits. Some wireline and cable subscribers are "cutting the cord" and cancelling their home-phone service in favour of cellular service. At the same time, video OTT services such as Apple TV, Amazon Prime Video, Hulu, and Netflix have gained significant traction, leading some subscribers to cancel their television service or down grade to less expensive bundles, placing additional pressure on top-line revenues at some service providers.  Mobile subscribers, on the other hand, are scaling back their use of certain services such as SMS and international long-distance voice in favour of third-party OTT services such as WhatsApp and WeChat.  We believe many telecommunication service providers aim to strengthen subscriber relationships, reduce churn and prevent or slow revenue erosion by launching their own, superior, white labelled "Operator OTT Services" with unique value added features that are difficult for third-parties to replicate.  Our Operator Solutions enable service providers to provision single identity, one number services that increase a subscriber's usage of their home or cellular phone number, convergence services that facilitate call handoff between different access networks, Voice over IP services for inexpensive long-distance calling when roaming, and messaging services for efficient communications.

Products

Our solutions comprise of software products and cloud based services. Our software products include applications for desktop computers, mobile devices, and a Software Development Kit (SDK) for software developers seeking to add voice, video and messaging capabilities to their existing applications. We also offer server-based software solutions for provisioning, managing and supporting Bria applications, and for deploying advanced messaging, video conferencing and collaboration services. Many of these software products are also available to customers in the form of cloud based hosted services.

Softphones

Our softphone applications support voice, video, messaging, presence and collaboration services over IP networks. Our softphone applications have undergone rigorous interoperability testing against leading PBXs, SIP (Session Initiation Protocol) application servers and IMS (IP Multimedia Subsystem) cores, ensuring that our softphone applications can be readily deployed in our customers' networks. In addition to maintaining certification with leading SIP infrastructure vendors (such as Cisco, Avaya and Genesys), our softphone applications are tightly integrated with solutions from Salesforce.com, Microsoft, AirWatch (a VMware company), and Blackberry (formerly Good Technologies), to name a few. We have performed integration with leading USB headset and Bluetooth device vendors, including Poly, Jabra, Logitech and Sennheiser, to provide advanced levels of functionality when deployed in conjunction with CounterPath products.

  Bria Desktop (Windows, Mac) and Bria Mobile (iOS, Android)

The Bria softphone suite enables consumers and business users to make VoIP audio and video calls, send Instant Messages and manage their presence, share their screen (desktop only) and collaborate with other users, all in an easy-to-use software application. The product suite works on desktop computers and laptops, smartphones, Chromebooks and tablets (including Windows tablet devices such as Microsoft Surface Pro), using various operating systems.

Using the latest technology and SIP standards, our softphone applications provide business users with carrier-grade communication solutions that can be tailored to meet the needs of any size organization. For larger customers, we offer the ability to customize our softphone application by allowing our customers to include their corporate logos and branding, as well as to select specific features to be included that is not part of the core product. We have developed an on-line branding portal to allow customers to efficiently customize and configure their applications.

  VoIP Softphone SDK

Our SDK is targeted at developers that are seeking to build a unique communication application or incorporate advanced unified communications capabilities into their existing applications.  For example, there is demand within the healthcare and call center vertical industries for adding unified communication capabilities to applications that enable specific use cases. Our SDK can support a number of industries, including the retail, healthcare, logistics, transportation, hospitality, manufacturing, and call-center verticals.

Our SDK delivers standards-compliant voice, video, messaging, and presence capabilities for Windows and Mac desktop and iOS and Android mobile devices, and can be integrated into existing applications with a minimal amount of development effort. We also offer a voice-only SDK for Linux. Our SDK can also be deployed with our Stretto Platform for customers seeking to leverage Stretto capabilities such as centralized provisioning or other advanced softphone metrics.  Our SDK is used in our own softphone products, thereby delivering the benefit of our experience in deploying millions of SIP softphone clients.  As an important differentiator, we provide customers with direct access to our engineering team, to ensure technical issues are quickly resolved.

Stretto Platform

The Stretto Platform (Stretto) is a carrier-grade software platform for enterprises and service providers; it is also a key component of our Stretto Collaboration (video conferencing) services, Bria Solo, Bria Teams and Bria Enterprise offerings.

The Stretto Platform is agnostic to existing network elements, enabling deployments to be made on top of existing session border controllers, IMS components, VoIP switches, PBXs and cloud communication services.

The Stretto Platform includes a number of modules that can be separately purchased by customers, including:

  Stretto Collaboration: Stretto Collaboration combines HD audio and video conferencing, screen-sharing, and messaging, in one virtual meeting room that enhances the Bria softphone experience.  It includes feature-rich hosting tools that enables presenters to toggle video views on the fly, invite participants ad hoc, and extend presenter capabilities to other Bria participants. Participants to conferences are able to join via Bria, web browser, or dial in number, offering flexibility for communications with users outside of the organization.

  Provisioning: Stretto Provisioning enables the IT or operations staff of an organization to deploy, provision, and manage ongoing configuration upgrades to Bria softphones.  The organization can control over 500 settings, including default codec selection, NAT traversal settings and keep-alive timer values as specified by IT or operations staff.  This module is responsible for authenticating end users, and includes integration with the enterprise's existing directory services using protocols such as LDAP and OAuth.

  User Experience Metrics (UEM) and Analytics: Stretto UEM enables the IT or operations staff of an organization to record and analyze critical analytics and Voice Quality Monitoring (VQM) data that summarizes service quality, device usage, feature usage, and device characteristics.

  Help Desk Assistant: Help Desk Assistant enables the IT help-desk staff of an organization to directly access an end-user's Bria application, with the user's permission, for trouble shooting.

  Push Notification:  Push Notification enables Bria mobile application to eliminate high battery drain during daily use, while ensuring that users never miss incoming calls or messages. Push Notification wakes the Bria application on the end user's mobile device when an incoming call, message or voicemail is pushed from a network to the client.  Push Notification is becoming increasingly important to our customers, as both Apple and Google become more aggressive in managing power consumption by applications.

  Messaging and Presence: Stretto Messaging and Presence delivers standards-compliant secure messaging and presence services, and the ability to synchronize messages across all of the user's devices. Messaging features include secure 1:1 messages, file transfer capabilities, the ability to take and share screen captures, as well as for users to create public and private chat rooms for group chats.

Bria Solo, Bria Teams, and Bria Enterprise

Our Bria Solo, Bria Teams, and Bria Enterprise products combine the Bria softphone suite for desktops, Chromebooks, smartphones and tablets with our cloud-hosted Stretto Platform. Bria Solo was launched in 2020 to replace our free X-Lite offering and provide an offering for individual users wanting to deploy their own softphones for use against any SIP-based call sever. Bria Teams was launched in 2018 as a subscription service, delivering centralized provisioning, messaging, presence, screen sharing, video conferencing, and collaboration from the cloud, along with up to three Bria softphones per user; this solution is available exclusively through our on-line store. For medium and large businesses, we offer Bria Enterprise, which is sold through channel partners and our direct sales team.

Bria Teams is a solution targeted at small businesses allowing them to cost effectively extend the benefits of unified communications softphone technology to all employees, across all devices and networks with the aim of increasing the productivity and responsiveness of every employee.  By simplifying the provisioning process, team administrators can quickly and easily configure team members via the cloud; users simply download our Bria Teams application to each of their devices, enter their credentials and within seconds, can start collaborating with fellow employees, partners and customers.  Bria Teams delivers a suite of hosted collaboration services including Instant Messaging and Presence, Screen Sharing and Virtual Meeting Room capabilities to broaden our value beyond traditional softphones. Bria Teams was a recipient of the TMC 2019 UC Product of the Year, as well as a finalist for the NoJitter Best of Enterprise Connect award alongside Microsoft Teams, Cisco WebEx Room Kit Mini, and Amazon Web Services.

Through the use of our Bria Enterprise application, enterprises, service providers and telecommunication channel partners are able to leverage the Stretto Platform for procuring, distributing, provisioning and managing Bria Enterprise softphones from the cloud, as well as offering hosted messaging and collaboration solutions. The Stretto Platform provides customers with an easy-to-use system accessible through either the Stretto Administrator web interface or an API. Most softphone settings, outside of some user preferences, are hidden; instead the softphone relies on our provisioning capability to provision these settings remotely. This enables administrators to centrally manage all of their communications across all device platforms. Bria Enterprise has won recent awards, including the TMC 2020 Internet Telephony Product of the Year and 2020 CUSTOMER Magazine Product of the Year.

The softphone clients in our Bria Solo, Bria Teams and Bria Enterprise offerings are updated with the most current release and available as a download from the Apple iTunes store, Google Play, or direct download links (for desktop).  Our softphone offers high-quality VoIP communications, delivered in an intuitive user interface, and includes premium features such as video calling, messaging and presence and premium audio and video codecs.

Bria Teams and Bria Enterprise also provide customers with access to hosted messaging and hosted collaboration services.

Sales and Marketing

We derive revenue from the sale of software licenses (perpetual and software as a service), software customization services, technical support services associated with the software licenses, implementation services, training services, and cloud-based services. We recognize perpetual software and services revenue at the time of delivery, provided all other revenue recognition criteria have been met. We recognize software as a service revenue over the term of the service contract, which is generally twelve months.

We focus on selling our software products to enterprises via a variety of go-to-market channels. Our customers and partners include: (1) small, medium and large sized enterprises; (2) telecommunications service providers and Internet telephony service providers (ITSPs) ; (3) channel partners, including original equipment manufacturers, value added distributors and value added resellers, serving the telecommunication market; and (4) end users who purchase our applications directly from our online store or from third party online stores.  To date, we have sold software and services to more than 700 different customers in over 73 countries, including some of the world's largest businesses, global financial institutions and leading telecommunication service providers (where each customer has purchased at least $10,000 of software and services).

We typically work with our larger customers to streamline the process of delivering our software to their end users.  This includes customization and pre-configuring the information required to connect to the customer's network and enabling or disabling certain features of our products.  Our software products are typically co-labelled with our brand and our customer's brand, or privately labelled with our customer's brand.  Co-labelling of our products means that the user interface that displays on the device screen for the end user to see remains as is, but the customer's brand is also placed on the user interface.  Private labelling of our products means that the customer can request that we change many of the features shown on the user interface and can remove all references to our company from the user interface.  We receive professional service revenue for configuration and customization of our software.

Marketing

Our products are marketed through a variety of means including by:

  our customers and partners;

  advertising on our website, social media channels and search engines;

  direct market campaigns;

  co-marketing with our partners, suppliers and customers;

  webinars and content marketing strategies;

  offering trial use of Bria Solo, our free softphone with fewer features than our commercial versions; and

  attending industry trade shows.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections to protect our intellectual property.

We own or hold the exclusive license to 20 U.S. patents with counterparts granted or pending in other jurisdictions around the world.  In addition, we are pursuing one in-house developed patent application with counterparts pending in other jurisdictions around the world.

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

We hold the exclusive right to certain technologies developed at Columbia University for which we pay a license fee of 5% of net revenues where the technologies are incorporated into the products we sell.  We incorporate a number of third party software programs into our software applications pursuant to license agreements.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Furthermore, our pending and future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products.  If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In foreign countries, we may not receive effective patent, copyright and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in "Risk Factors - Risks Associated with our Business and Industry" - "We may in the future be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company" and "We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time consuming and costly".

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

Research and Development

Development of our products is primarily done through our Canadian wholly-owned subsidiary, CounterPath Technologies Inc., and our U.S. wholly-owned subsidiary, CounterPath, LLC.  Our research and development team consists of a core software development department and a quality assurance department.  Core software development is responsible for designing, developing and maintaining our software across our supported operating systems.  Quality assurance is responsible for testing the software before release to customers on all of our platforms.  Total research and development expenditures for the year ended April 30, 2020 were $4,398,814 (2019- $5,547,587).

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

During the one-year period following the date of sale, basic support includes:

  eight (8) a.m. to eight (8) p.m. (Eastern Time);

  access to our technical assistance center;

  telephone and email support; and

  bug-fixes are software updates which fix a known deficiency in the software product.

During the one-year period following the date of sale, extended support includes:

  basic support; and

  product upgrades. Product upgrades are separate from bug-fixes and include new or enhanced product features.

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

Employees

As of April 30, 2020, we employed 76 people, comprised of 72 people employed full-time, 23 of whom are engaged in sales and marketing, 28 in research and development, 13 in services and support, and 8 in general and administration, and 4 individuals employed part-time in research and development. We also contracted with 24 contractors. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

For the twelve month period ending April 30, 2020, our operating cash flows were sufficient to meet operating and capital expenses.  Our business plan calls for continued research and development of our products and expansion of our market share. We may require additional financing to fund working capital and pay for operating expenses and capital requirements until we achieve positive cash flow.

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

Our auditors have included in their audit report for the fiscal year ended April 30, 2020 a "going concern" explanatory paragraph raising substantial doubt as to our ability to continue as a going concern.

Our ability to meet our current liabilities of $10,499,343 million as of April 30, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never reach sustained profitability. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Operating expenses decreased to $12,900,893 for the year ended April 30, 2020 from $15,931,665 for the year ended April 30, 2019 and our revenue increased to $12,101,326 for the year ended April 30, 2020 from $10,764,904 for the year ended April 30, 2019.  Our ability to reach and maintain profitability is conditional upon our ability to manage our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On October 10, 2018, as amended on July 10, 2019 and February 1, 2020, our company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. As of July 14, 2020, Wesley Clover International Corporation owns approximately 25.7% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk's spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk, together, own approximately 21.3% of our common shares. Pursuant to the terms of the Loan Agreement and subsequent amendments, the loan is unsecured and will be made available in multiple advances at the discretion of our company and, effective February 1, 2020, accrues interest at a rate of 8% compounded daily. The outstanding principal and any accrued interest may be prepaid without penalty and is to be repaid on or before April 11, 2021. The loan is intended to be used for general working capital purposes. As of April 30, 2030, the principal balance of the related party loan payable, including interest, was $4,079,459. On June 15, 2020, we repaid $2,000,000 of the principal loan balance to the Lenders.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended April 30, 2020 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  Our company's foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction.  There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share.  During the years ended April 30, 2020 and 2019, we did not enter into any forward contracts for hedging purposes.

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

On December 16, 2019, we received a letter from the listing qualifications department staff of the NASDAQ Stock Market notifying us that the stockholders' equity of $1,922,675 as reported in our quarterly report on Form 10-Q for the period ended October 31, 2019 was below the minimum stockholders' equity of $2,500,000. As of January 31, 2020 the stockholders' equity decreased to $1,777,646. The minimum stockholders' equity of $2,500,000 is required for continued listing on the NASDAQ Capital Market as set forth in NASDAQ listing rule 5550(b)(1), and as of April 30, 2020, we did not meet the alternatives of market value of listed securities or net income from continuing operations. We were provided 45 calendar days, or until January 30, 2020, to submit a plan to regain compliance with the minimum stockholders' equity standard. On January 28, 2020, we made application for an extension of up to 165 calendar days from the date of the notification letter to regain compliance with the minimum stockholders' equity standard and the extension was granted for 136 calendar days by NASDAQ on February 10, 2020.

On June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement for total gross proceeds of $1,000,006. On June 16, 2020, we received a letter from NASDAQ wherein, based on our current report on Form 8-K dated June 11, 2020 relating to the private placement, NASDAQ has determined that we comply with the NASDAQ listing rule 5550(b)(1). NASDAQ will continue to monitor our ongoing compliance with the minimum stockholders' equity requirement and, if at the time of our next periodic report for the quarter ended July 31, 2020 we do not evidence compliance with the minimum stockholders' equity requirement, we may be subject to delisting. At that time, NASDAQ staff will provide written notification to our company, which we may then appeal NASDAQ staff's determination to a hearings panel. There can be no assurance that we will be able to maintain compliance with the minimum stockholders' equity requirement.

Because our operations have been partially financed through the sale of equity securities, the delisting from NASDAQ for failure to comply with the continued listing requirements of NASDAQ could be especially detrimental to our ability to raise additional financing through public or private sales of equity securities. Any reduction in our ability to raise equity capital in the future could force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. In addition, delisting could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our directors control a substantial number of shares of our common stock, decreasing your influence on stockholder decisions.

Based on 6,410,863 shares of common stock that were issued and outstanding as of July 14, 2020, our directors owned approximately 50.6% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval.  Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at April 30, 2020, then we would be required to issue an additional 1,371,469 shares of our common stock, which would represent approximately 18% of our issued and outstanding common stock after such issuances.  The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We do not own any real property.  Our Canadian operations are conducted in three leased offices respectively located in Vancouver and Victoria, British Columbia and Ottawa, Ontario.  Our U.S. operations are conducted in our leased office located in Hingham, Massachusetts.  Our head office is located at Suite 300, One Bentall Centre, 505 Burrard Street, Vancouver, British Columbia, Canada, V7X 1M3.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Capital Market under the symbol "CPAH" and the Toronto Stock Exchange under the symbol "PATH".

Our shares of common stock are issued in registered form. Computershare located at 510 Burrard St., 3rd Floor, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.661.9549) is the registrar and transfer agent for our shares of common stock.

Holders

On July 14, 2020, the shareholders' list of our shares of common stock showed 127 registered shareholders and 6,410,863 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the number of options granted, shares purchasable or deferred share units granted under our various compensation plans, the weighted average exercise price and the number of options remaining available for grant, shares purchasable or deferred share units available for grant all as at April 30, 2020.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2010 Stock Option Plan	672,286	$1.90	513,714
Employee Share Purchase Plan	−	N/A	134,766
Deferred Share Unit Plan	699,183	N/A	39,097
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,371,469	$1.90	687,577

2010 Stock Option Plan

The purpose of the 2010 Stock Option Plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the 2010 Stock Option Plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of "non-qualified stock options". Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the 2010 Stock Option Plan) who are subject to tax in the United States may receive "incentive stock options" or "non-qualified stock options", and stock options granted to non-United States residents may receive awards of "options".

As of April 30, 2020, there were 672,286 stock options outstanding entitling the holders thereof the right to purchase one share of common stock for each option held.

Employee Share Purchase Plan

On October 1, 2008, our shareholders approved the employee share purchase plan (the "ESPP") for employees, directors, officers and consultants of our company and our subsidiaries. The purpose of the plan is to give employees access to an equity participation vehicle in addition to our stock option plans by way of an opportunity to purchase shares of our common stock through payroll deductions and encourage them to use their combined best efforts on behalf of our company to improve its profits through increased sales, reduction of costs and increased efficiency.  Participation in the ESPP is voluntary.  Within the limits of the ESPP, our company matches fifty percent (50%) of the aggregate number of shares purchased by the participants.  We are permitted to issue up to 220,000 shares of our common stock under the ESPP.  As of April 30, 2020, we have 134,766 shares of our common stock available for issuance under the ESPP.

Deferred Share Unit Plan

Under the terms of the deferred share unit plan (the "DSUP") as approved by the shareholders on October 22, 2009, each deferred share unit (each, a "DSU") is equivalent to one share of common stock.  The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of our company outstanding at the time of reservation.  A DSU granted to a participant who is a director of our company shall vest immediately on the award date.  A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of our company's common stock on the date of grant, is recorded as compensation expense in the period of grant.  We have issued a cumulative total of 860,903 under the DSUP with 699,183 DSUs outstanding as of April 30, 2020.  Of the total DSUs issued, 68,880 units have been cancelled and 161,721 units have been converted to 161,721 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended April 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information appearing elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. All references to "common shares" refer to our shares of common stock. As used in this annual report, the terms "we", "us" and "our" means CounterPath Corporation, unless otherwise indicated.

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

Business of CounterPath

We design, develop and sell software and services that enable enterprises and telecommunication service providers to deliver Unified Communications & Collaborations (UCC) solutions to their end users. Our offerings include softphones that support HD voice/video calling, messaging, and presence from a wide range of call services and VoIP services, as well as hosted services for team voice, messaging, presence, video conferencing and screen sharing functionality, over Internet Protocol (IP) based networks. We are capitalizing upon several industry trends, including the rapid adoption of mobile technology, the proliferation of work-from-home programs, the growth of video conferencing, the increasing requirements for secure business communications, centralized cloud-based provisioning, and the migration towards all IP networks. We are also capitalizing on a trend where communication services such as Google Meet, Slack, Zoom, and WhatsApp are becoming more available over-the-top (OTT) of the incumbent operators' networks or enterprise networks (a.k.a. Internet OTT providers). We consolidate Internet OTT application capabilities into a single application that, we believe, provides more value at less than our competitors' cost. Our solutions are offered under perpetual license agreements that generate one-time license revenue and under subscription license agreements that generate recurring license revenue. Our solutions are available for sale through our online store, directly using our in-house sales team, original equipment manufacturers (OEM) partners, and through traditional value added reseller (VAR) and value added distributer (VAD) channel partners. Enterprises typically leverage our solutions to increase employee productivity and to reduce communication costs while leveraging, leading call servers provided by companies such as Cisco, Avaya, Sangoma, and others. Telecommunication service providers typically deploy our solutions to supplement and add value to their traditional services that compete directly with the Internet OTT providers.  Our OEM and VAR customers typically integrate our solutions into their products and then sell a bundled solution to their end customers, which include both telecommunication service providers and enterprises.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China (and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak will have on our results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Annual Report on Form 10-K, we have not experienced meaningful delays in securing new customers and related revenues, cancellations of existing contracts, or meaningful delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely on in fiscal year 2021.

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

Support and maintenance services include e-mail and telephone support, access to our technical assistance center, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis, and are recognized rateably over the term of the service period, which is generally twelve months.

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

Cost of sales primarily consists of: (a) salaries and benefits related to personnel, (b) related overhead, (c) billable and non-billable travel, lodging, and other out-of-pocket expenses, (d) payments to third party vendors for development and hosted communication services and compression/decompression software known as codecs, (e) amortization of capitalized software that is implemented into our products and (f) warranty expense.

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

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this annual report.

We believe that of our significant accounting policies, which are described in Note 2 to our annual consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

On May 1, 2018, we adopted the new accounting standard, ASC 606 "Revenue from Contracts with Customers" and all related amendments to the new accounting standard to contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue recognition standard to contracts with open performance obligations as of May 1, 2018, as an adjustment to the opening balance of retained earnings.

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

In practice, we do not offer extended payment terms beyond one year to customers. As such, we do not adjust our consideration for financing arrangements.

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

We recognize revenue from professional services and other revenue when control has transferred to the customer, which is generally at the time of delivery, and all other revenue recognition criteria have been met. For contracts with elements related to customized network solutions and certain network build-outs or software systems that require significant modification or customization, we will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones as described in the agreement. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Depending on the services to be provided, revenue from professional services and other revenue is generally recognized at the time of delivery when the services have been completed and control has been transferred to the customer.

Unearned Revenue

Unearned revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual support and subscription services and professional and training services not yet provided as of the balance sheet date.

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years depending on the products and services. The anticipated benefit period was estimated using management judgment after reviewing customer contracts from fiscal years 2004 - 2018, and is based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods.  This amortization expense is recorded in sales and marketing expense within our consolidated statement of operations. We have elected to apply a practical expedient that permits our company to expense costs to obtain a contract as incurred, if the anticipated benefit period is one year or less. From time to time, management will revisit the estimates used in recognizing the costs to obtain customer contracts.

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

The expected volatility of options granted has been determined using the volatility of our company's stock. The expected life of options granted after April 30, 2006 has been determined based on analysis of historical data. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. We applied an estimated forfeiture rate of 15.0% in the year ended April 30, 2020 in determining the expense recorded in our consolidated statement of operations. Cost of sales and operating expenses include stock-based compensation expense, and deferred share unit plan expense. For the year ended April 30, 2020, we recorded an expense of $382,584 in connection with share-based payment awards. A future expense of non-vested options of $271,728 is expected to be recognized over a weighted-average period of 2.3 years. A future expense of non-vested deferred share units of $233,058 is expected to be recognized over a weighted-average period of 2.1 years.

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

Goodwill-Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets ("ASC 350"). The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill.  If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

In September of 2011, FASB issued Accounting Standards Update 2011-08, "Intangibles-Goodwill and Other (Topic 350)". Under the amendments of this update, an entity may first assess certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Our most recent annual goodwill impairment analysis, which was performed at the end of the fourth quarter of fiscal 2020, did not result in an impairment charge for fiscal year 2020, nor did we record any goodwill impairment in fiscal 2019.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize right-of-use (ROU) assets and lease liabilities for all leases, with the exception of short term leases, at the commencement date of each lease. A ROU asset represents our right to use an identified asset for the lease term and lease liability represents our obligation to make payments as set forth in the lease arrangement. We adopted the new standard effective May 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, we recorded $1,708,129 of ROU assets and operating lease liabilities on May 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on our consolidated statements of operations.

Management has elected to apply the practical expedient to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carryforward historical lease classification. As a result, all leases identified by management will continue to be classified as operating leases. In addition, management elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. See Note 14- Leases for more information.

We determine if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A right-of-use (ROU) asset represents our right to use an identified asset for the lease term and lease liability represents our obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on our consolidated balance sheets beginning May 1, 2019 and are recognized based on the present value of the future minimum lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is our estimated incremental borrowing rate, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term of less than 12 months. All of the our leases are operating leases.

We have lease agreements with lease and non-lease components. The lease component is comprised of minimum lease payments which includes base rent and estimated property taxes and insurance. Non-lease components primarily include payments for maintenance and are expensed as incurred.

Derivative Instruments

We periodically enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates.  During the year, we had two foreign currency option contracts with an aggregate notional value of $1,000,000 and three foreign currency forward contracts with an aggregate notional value of $1,300,667, all maturing in the period ending July 31, 2020. We also had two foreign currency forward contracts with an aggregate notional value of $900,000, maturing in the period ending October 31, 2020. Notional amounts do not quantify risk or represent assets or liabilities of our company, but are used in the calculation of cash settlements under the contracts. During the year ended April 30, 2020 we recognized a loss of $132,377 as a result of the change in fair value of derivative instruments.

Results of Operations

Our operating activities during the year ended April 30, 2020 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars.  As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the twelve months ended April 30, 2020, we recorded a decrease in operating costs on translation of Canadian dollar costs as compared to the twelve months ended April 30, 2019 of approximately $98,300.

Selected Consolidated Financial Information

The following tables set out selected consolidated audited financial information for the periods indicated. The selected consolidated financial information set out below for the fiscal years ended April 30, 2020 and 2019, and as at April 30, 2020 and April 30, 2019, has been derived from the consolidated financial statements and accompanying notes for the fiscal years ended April 30, 2020 and 2019. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Balance Sheet Data	April 30, 2020	April 30, 2019
Cash	$2,433,266	$1,862,458
Current assets	$5,450,228	$4,126,387
Total assets	$13,655,953	$11,124,786
Current liabilities	$10,499,343	$4,885,095
Total liabilities	$11,611,636	$7,898,889

Selected Consolidated Statements of Operations Data	Years Ended April 30,
	2020			2019
	Amount	Percent of Total Revenue		Amount	Percent of Total Revenue
Revenue	$12,101,326	100%		$10,764,904	100%

Operating expenses	$12,900,893	107%		15,931,665	148%
Loss from operations	($799,567)	(7%	)	($5,166,761)	(48%	)
Interest and other income (expense), net	(465,584)	(4%	)	(103,443)	(1%	)
Foreign exchange gain	168,586	2%		256,765	2%
Net loss	($1,096,565)	(9%	)	($5,013,439)	(47%	)

Net loss per share
-Basic and diluted	($0.18)			($0.84)

Weighted average common shares outstanding
-Basic and diluted (1)	6,010,006			5,942,096

(1)

As at April 30, 2020 and 2019 common share equivalents of 1,371,469 and 1,249,940, respectively, were not included in the computation of diluted weighted average common shares as the effect was anti-dilutive.

Revenue

Revenues for the year ended April 30, 2020 and 2019 were as follows:

	Twelve Months Ended April 30,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$5,154,513	42%	$4,660,660	43%	$493,853	11%
Subscription, support and maintenance	$6,257,854	52%	$5,366,290	50%	$891,564	17%
Professional services and other	$688,959	6%	$737,954	7%	($48,995)	(7%	)
Total revenue	$12,101,326	100%	$10,764,904	100%	$1,336,422	12%

Revenue by Region
North America	$8,391,465	69%	$6,768,821	63%	$1,622,644	24%
International	$3,709,861	31%	$3,996,083	37%	($286,222)	(7%	)
Total revenue	$12,101,326	100%	$10,764,904	100%	$1,336,422	12%

For the year ended April 30, 2020, we generated $12,101,326 in revenue compared to $10,764,904 for the year ended April 30, 2019, representing an increase of $1,336,422 or 12%.

Software revenue increased by $493,853 or 11% to $5,154,513 for the year ended April 30, 2020 compared to $4,660,660 for the year ended April 30, 2019. The increase in software revenue was primarily a result of increased sales to enterprises and channel partners.

Subscription, support and maintenance revenue increased by $891,564 or 17% to $6,257,854 for the year ended April 30, 2020 compared to $5,366,290 for the year ended April 30, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to channel partners, service providers, and enterprises.

Professional services and other revenue decreased by $48,995 or 7% to $688,959 for the year ended April 30, 2020 compared to $737,954 for the year ended April 30, 2019. The decrease in professional services and other revenue was a result of decreased sales to service providers and enterprises.

North American revenue increased by $1,622,644 or 24% to $8,391,465 for the year ended April 30, 2020 compared to $6,768,821 for the year ended April 30, 2019, as a result of higher sales of software and services to North American enterprises, service providers, and channel partners. International revenue outside of North America decreased by $286,222 or 7% to $3,709,861 for the year ended April 30, 2020 compared to $3,996,083 for the year ended April 30, 2019, as a result of lower sales of software and services to international service providers, slightly offset by increased sales of software and service to international channel partners and enterprises.

Operating Expenses

Cost of Sales

Cost of sales for the year ended April 30, 2020 and 2019 were as follows:

	April 30, 2020		April 30, 2019		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$2,124,948	18%	$2,223,984	21%	($99,036)	(4%	)

Cost of sales was $2,124,948 for the year ended April 30, 2020 compared to $2,223,984 for the year ended April 30, 2019.  The decrease of $99,036, or 4%, was primarily due to decreases of approximately $153,200 in wages and benefits and approximately $347,500 in consulting fees, offset by increases of approximately $204,900 in communication services expenses, approximately $184,400 in licenses and permits and approximately $12,300 in other expenses. Cost of sales expressed as a percent of revenue was 18% of revenue for the year ended April 30, 2020 compared to 21% for the year ended April 30, 2019. The decrease in cost of sales as a percentage of revenue is primarily due to the decrease in headcount in our effort to reduce costs.

Sales and Marketing

Sales and marketing expenses for the year ended April 30, 2020 and 2019 were as follows:

	April 30, 2020		April 30, 2019		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$3,831,866	32%	$4,061,921	38%	($230,055)	(6%	)

Sales and marketing expenses were $3,831,866 for the year ended April 30, 2020 compared to $4,061,921 for the year ended April 30, 2019. The decrease of $230,055, or 6%, was primarily attributable to decreases of approximately $164,500 in wages, benefits and commissions expenses, approximately $77,900 in consulting fees and approximately $6,500 in marketing and travel expenses, offset by an increase of approximately $18,900 in other expenses.

Research and Development

Research and development expenses for the year ended April 30, 2020 and 2019 were as follows:

	April 30, 2020		April 30, 2019		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$4,398,814	36%	$5,547,587	52%	($1,148,773)	(21%	)

Research and development expenses were $4,398,814 for the year ended April 30, 2020 compared to $5,547,587 for the year ended April 30, 2019. The decrease of $1,148,773, or 21%, resulted primarily from decreases of approximately $648,200 in wages and benefits expenses due to the decrease in headcount in our effort to reduce costs, approximately $454,700 in consulting expenses and approximately $45,800 in other expenses.

General and Administrative

General and administrative expenses for the years ended April 30, 2020 and 2019 were as follows:

	April 30, 2020		April 30, 2019		Period-to-Period Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent Increase / (Decrease)
Year ended	$2,545,265	21%	$4,098,173	38%	($1,552,908)	(38%	)

General and administrative expenses for the year ended April 30, 2020 were $2,545,265 compared to $4,098,173 for the year ended April 30, 2019. The decrease of $1,552,908, or 38%, in general and administrative expenses was primarily attributable to decreases of approximately $933,000 in the allowance for bad debts provision as a result of one time provisions recorded for several customer accounts in the prior year. In addition, we recorded a decrease of approximately $396,600 in wages and benefits expenses, primarily related to a one time accrual of $321,000 recorded in the prior year, associated with the departure of our former chief executive officer, a decrease of approximately $226,100 in legal and professional charges and a decrease of approximately $49,100 in consulting expenses. This decrease was offset by an increase of approximately $51,500 in other expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the year ended April 30, 2020 was ($296,998) compared to $153,322 for the year ended April 30, 2019. The change of ($450,320) or (294%) was primarily due to an increase in interest expense related to the related party loan payable of approximately $228,000, a loss resulting from the change in fair value of derivative instruments of approximately $134,100 and an increase in the foreign exchange loss in the current year of approximately $88,200 as result of the weakening of the Canadian dollar against the U.S. dollar during the year ended April 30, 2020.

The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. This also includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

As at April 30, 2020, we had $2,433,266 in cash compared to $1,862,458 at April 30, 2019, representing an increase of $570,808. As of April 30, 2020, we had a working capital deficit of $5,049,115 compared to working capital deficit of $758,708 at April 30, 2019, representing a decrease of $4,290,407.  Management anticipates that future capital requirements of our company will be funded through cash flows generated from operations and from working capital for the next twelve months and we may seek additional funding to meet ongoing operating expenses.

We have experienced recurring losses and have an accumulated deficit of $69,677,656 as of April 30, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and have not reached profitable operations on a consistent basis. However, during the year ended April 30, 2020, revenue has increased by approximately 12% compared to the year ended April 30, 2019. Despite the increase in revenue, we saw an increase in current liabilities primarily related to the reclassification of the related party loan payable of $4,000,000 outstanding as of April 30, 2020, from long-term liabilities, which is due on April 11, 2021. It is uncertain whether we would be able to maintain sufficient cash flows to meet our current obligations. Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which our customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs through fiscal year ended April 30, 2020 and obtaining financial assistance made available from the US government under the Paycheck Protection Program; however, we are unable to determine the future impact on our financial position and operating results. Together, these factors raise substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

To alleviate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During fiscal 2020, recurring revenue as a percentage of total revenue increased from 50% in the prior year to 52% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, and enable our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Solo and Bria Teams which are subscription based unified communication services.  In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion.  Software sold through the Channel Partner Program is extensively licensed on a subscription basis. In addition, as a result of managements efforts to reduce costs, operating expenses decreased by approximately 19% to $12,900,893 during the year ended April 30, 2020, compared to $15,931,665 in the prior year.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. In October 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000, which was subsequently increased to $5,000,000 on July 10, 2019. As of April 30, 2020, the principal balance of the related party loan payable was $4,000,000 and interest payable on the loan was $79,459. Subsequent to year end, on June 15, 2020, we repaid $2,000,000 of the outstanding loan balance to our Lenders, increasing the unused portion of the loan principal to $3,000,000. See Notes to the Consolidated Financial Statements - Note 9 - Related Party Loan Payable for more information.

On May 1, 2020, through our subsidiary, CounterPath LLC, we entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. (the "CARES Act"). The Loan is forgiveable if used to retain workers and maintain payroll or to make lease payments and utility payments as specified under the Paycheck Protection Rule. The remaining loan balance that is not forgiven will bear interest at a rate of 1% per annum after a six-month deferment period, with a maturity date of two years from the funding date of the loan. We expect the loan to be fully forgiven during the fiscal year ended April 30, 2021.

In addition, on June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006. We do not have any other commitments to raise funds as of the date of this annual report on Form 10-K.

As at April 30, 2020 we had $1,267,712 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid. The 2017 Tax Cuts and Jobs Act incorporated changes to certain international tax provisions, including the implementation of a territorial tax system that imposes a one-time tax on foreign unremitted earnings. We do not anticipate that the foreign provisions would have an impact on our taxes.

Operating Activities

Our operating activities resulted in a net cash outflow of $310,116 for the year ended April 30, 2020, compared to a net cash outflow of $3,443,379 for the year ended April 30, 2019, representing a decrease of $3,113,263. This decrease is primarily due to a decrease in the net loss by approximately $3,916,900, an increase in the change in unearned revenue of approximately $1,160,800, an increase in operating lease expenses of approximately $514,600 related to the adoption of the new lease accounting standard, an increase in the loss resulting from the change in fair value of derivative instruments of approximately $127,400, an increase to the change in accounts payable and accrued liabilities of approximately $192,700, a decrease in non-cash foreign exchange losses of approximately $72,000 and a decrease in the change in deferred sales commissions costs of approximately $44,400. This is offset by an increase in the change in accounts receivable of approximately $1,376,000, a decrease in non-cash bad debts expense of approximately $933,000, the adoption of the new lease accounting standard resulting in operating lease liabilities of approximately $498,700, a decrease in non-cash stock-based compensation expense of approximately $92,100 and a decrease in non-cash depreciation and amortization of approximately $32,500.

Investing Activities

Investing activities resulted in a net cash outflow of $125,842 for the year ended April 30, 2020, compared to a net cash outflow of $49,732 for the year ended April 30, 2019, representing an increase of $76,110. This decrease is primarily due to an increase of approximately $80,300 in purchases of equipment, offset by a decrease of $4,200 in costs related to our trademarks. At April 30, 2020, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash inflow of $1,016,967 for the year ended April 30, 2020 compared to a net cash inflow of $3,022,645 for the year ended April 30, 2019, representing a decrease of $2,005,678. The decrease was primarily due to proceeds of $3,000,000 received under the loan agreement during the year ended April 30, 2019 compared to proceeds of 1,000,000 in the current year. In addition, proceeds received related to shares issued pursuant to our employee stock purchase plan decreased by approximately $5,700.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not expect a significant impact on our consolidated financial statements and related disclosures resulting from the pending adoption of this amendment.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive for Company's ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2022. We do not expect a significant impact on our consolidated financial statements and related disclosures resulting from the pending adoption of this amendment.

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

Board of Directors and Stockholders

CounterPath Corporation

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CounterPath Corporation and its subsidiaries (the "Company") as of April 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses and has an accumulated deficit of $69,677,656 as of April 30, 2020. As stated in Note 2, these events and conditions, along with other matters as set forth in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Method related to Leases

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended April 30, 2020 due to the adoption of the Accounting Standards Codification ("ASC") - Leases ("ASC 842").

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO Canada LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2006.

Vancouver, British Columbia

July 16, 2020

COUNTERPATH CORPORATION

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars, except number of shares)

	April 30,	April 30,
	2020	2019

Assets
Current assets:
Cash	$2,433,266	$1,862,458
Accounts receivable (net of allowance for doubtful accounts of $317,230 (2019 - $619,514))	2,553,714	1,876,896
Deferred sales commission costs - current - Note 3	129,946	122,777
Derivative assets	6,381	1,178
Prepaid expenses and other current assets	326,921	263,078
Total current assets	5,450,228	4,126,387

Deposits	82,039	94,829
Deferred sales commission costs - non-current - Note 3	92,644	77,571
Equipment, net - Note 4	111,672	59,914
Operating lease right-of-use assets - Note 14	1,370,035	-
Goodwill	6,323,390	6,541,290
Intangibles and other assets	225,945	224,795
Total Assets	$13,655,953	$11,124,786

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,231,777	$2,233,875
Related party loan payable - current - Note 9	4,000,000	-
Derivative liability	140,299	4,512
Unearned revenue	3,782,400	2,593,726
Operating lease liabilities - current - Note 14	293,322	-
Customer deposits	-	947
Accrued warranty	51,545	52,035
Total current liabilities	10,499,343	4,885,095

Deferred lease inducements	-	4,031
Related party loan payable - non-current - Note 9	-	3,000,000
Operating lease liabilities - non-current - Note 14	1,102,530	-
Unrecognized tax liability	9,763	9,763
Total liabilities	11,611,636	7,898,889

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: April 30, 2020 - nil; April 30, 2019 - nil	-	-
Common stock, $0.001 par value - Note 10
Authorized: 10,000,000
Issued:
April 30, 2020 - 6,103,612; April 30, 2019 - 5,950,246	6,104	5,950
Additional paid-in capital	76,066,930	75,667,533
Accumulated deficit - Note 2	(69,677,656)	(68,581,091)
Accumulated other comprehensive loss - currency translation adjustment	(4,351,061)	(3,866,495)
Total stockholders' equity	2,044,317	3,225,897
Liabilities and Stockholders' Equity	$13,655,953	$11,124,786

Commitments - Note 15
Contingencies - Note 16

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars, except number of shares)

	Years Ended April 30,
	2020	2019

Revenue - Note 13:
Software	$5,154,513	$4,660,660
Subscription, support and maintenance	6,257,854	5,366,290
Professional services and other	688,959	737,954
Total revenue	12,101,326	10,764,904
Operating expenses:
Cost of sales (includes depreciation of $nil (2019 - $529))	2,124,948	2,223,984
Sales and marketing	3,831,866	4,061,921
Research and development	4,398,814	5,547,587
General and administrative	2,545,265	4,098,173
Total operating expenses	12,900,893	15,931,665
Loss from operations	(799,567)	(5,166,761)
Interest and other (expense) income, net
Interest and other income	10,890	2,145
Interest expense	(335,351)	(107,323)
Foreign exchange gain	168,586	256,765
Change in fair value of derivative instruments	(132,377)	1,735
Loss on lease termination	(8,746)	-
Total interest and other (expense) income, net	(296,998)	153,322
Net loss for the year	$(1,096,565)	$(5,013,439)

Net loss per share:
Basic and diluted - Note 17	$(0.18)	$(0.84)

Weighted average common shares outstanding:
Basic and diluted - Note 17	6,010,006	5,942,096

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. dollars, except number of shares)

Net loss for the year	$(1,096,565)	$(5,013,439)
Other comprehensive loss:
Foreign currency translation adjustments	(484,566)	(633,254)
Comprehensive loss	$(1,581,131)	$(5,646,693)

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars, except number of shares)

	Years Ended
	April 30,
	2020	2019

Cash flows from operating activities:
Net loss for the year	$(1,096,565)	$(5,013,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	149,481	1,082,440
Deferred lease inducements	(3,897)	(9,675)
Depreciation and amortization	72,947	105,464
Operating lease expense - Note 14	514,556	-
Unrealized foreign exchange gain	(283,761)	(355,739)
Stock-based compensation - Note 10	382,584	474,726
Change in fair value of derivative instruments	130,774	3,334

Changes in assets and liabilities:
Accounts payable and accrued liabilities	32,162	(160,586)
Accounts receivable	(826,299)	549,658
Deferred sales commission costs - Note 3	(17,275)	(61,705)
Prepaid expenses and other current assets	(63,387)	(73,359)
Accrued warranty	(490)	(11,095)
Operating lease liabilities - Note 14	(498,721)	-
Operating lease deposits	10,048	-
Unearned revenue - Note 3	1,188,674	27,850
Other current liabilities	(947)	(1,253)
Net cash used in operating activities	(310,116)	(3,443,379)

Cash flows from investing activities:
Purchases of equipment	(120,384)	(40,094)
Purchases of intangibles	(5,458)	(9,638)
Net cash used in investing activities	(125,842)	(49,732)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16,967	22,645
Proceeds received from related party loan payable - Note 9	1,000,000	3,000,000
Net cash provided by financing activities	1,016,967	3,022,645

Foreign exchange effect on cash	(10,201)	(15,959)

Increase (decrease) in cash	570,808	(486,425)

Cash, beginning of the year	1,862,458	2,348,883
Cash, end of the year	$2,433,266	$1,862,458

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$229,480	$52,603
Taxes	$-	$-

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the Years Ended April 30, 2020 and 2019
(Stated in U.S. dollars, except number of shares)

	Common shares		Treasury Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, April 30, 2018	5,930,468	$5,931	-	$-	$75,170,181	$(63,701,685)	$(3,233,241)	$8,241,186

Adoption of ASC 606 - Note 3	-	-	-	-	-	134,033	-	134,033
Stock-based compensation - Note 10	-	-	-	-	474,726	-	-	474,726
Employee share purchase program - Note 10	12,820	12	-	-	25,012	-	-	25,024
Exercise of stock options- Note 10	6,958	7	-	-	(2,386)	-	-	(2,379)
Net loss for the year	-	-	-	-	-	(5,013,439)	-	(5,013,439)
Foreign currency translation adjustment	-	-	-	-	-	-	(633,254)	(633,254)
Balance, April 30, 2019	5,950,246	$5,950	-	$-	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

Stock-based compensation - Note 10	-	-	-	-	382,584	-	-	382,584
Employee share purchase program - Note 10	13,949	14	-	-	20,001	-	-	20,015
Exercise of stock options- Note 10	1,710	2	-	-	(3,050)	-	-	(3,048)
Conversion of deferred share units - Note 10	137,707	138	-	-	(138)	-	-	-
Net loss for the year	-	-	-	-	-	(1,096,565)	-	(1,096,565)
Foreign currency translation adjustment	-	-	-	-	-	-	(484,566)	(484,566)
Balance, April 30, 2020	6,103,612	$6,104	-	$-	$76,066,930	$(69,677,656)	$(4,351,061)	$2,044,317

See accompanying notes to the consolidated financial statements

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Note 1	Nature of Operations

CounterPath Corporation (the "Company") was incorporated in the State of Nevada on April 18, 2003. The Company focuses on the design, development, marketing and sales of software applications and related services, such as pre and post sales technical support and customization services, that enable enterprises and telecommunication service providers to deliver Unified Communications (UC) services, including voice, video, messaging and collaboration functionality, over their Internet Protocol, or IP, based networks. The Company's products are sold either directly or through channel partners, to small, medium and large businesses ("enterprises") and telecom service providers in North America, and in Europe, Middle East, Africa ("collectively EMEA"), Asia Pacific and Latin America.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China (and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Annual Report on Form 10-K the Company has not experienced meaningful delays in securing new customers and related revenues, significant cancellations of existing contracts, or meaningful delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company's results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which Company's relies in fiscal year 2021.

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

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $69,677,656 as of April 30, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations on a consistent basis. However, during the year ended April 30, 2020, revenue has increased by approximately 12%, compared to the year ended April 30, 2019. Despite the increase in revenue, the Company saw an increase in current liabilities primarily related to the reclassification of the related party loan payable of $4,000,000 outstanding as of April 30, 2020, from long-term liabilities, which is due on April 11, 2021. It is uncertain whether the Company would have sufficient cash flows to meet its current obligations. Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which the Company's customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs through fiscal year ended April 30, 2020 and obtaining financial assistance made available through the U.S. government through the Paycheck Protection Program. However, the Company is unable to determine the future impact on its financial position and operating results. Together, these factors raise substantial doubt about the Company's ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

Under the existing loan agreement, as of April 30, 2020, the unused portion of the loan principal was $1,000,000. On June 15, 2020, the Company repaid $2,000,000 of the outstanding loan balance to the lenders, increasing the unused portion of the loan principal to $3,000,000. See Note 9 - Related Party Loan Payable for more information.

To alleviate this situation, the Company has plans in place to improve its financial position and liquidity, while executing on its growth strategy, by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to its software as a service platform and subscription licensing continues. During the year ended April 30, 2020, as a result of managements efforts to reduce costs, operating expenses decreased by approximately 19% to $12,900,893 compared to $15,931,665 in the prior year. The Company has historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. If the Company is unable to maintain sufficient cash flows, the Company will not be able to meet its present obligations.

The Company has taken steps to obtain financial assistance made available from the U.S. government to help mitigate the impact of COVID-19 on its operations. On May 1, 2020, the Company, through its subsidiary, CounterPath LLC, entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. (the "CARES Act"). See Note 18 - Subsequent Events for more information.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

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

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
Customer A	10%	10%
Customer B	3%	13%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	Years Ended April 30,
	2020	2019
Balance of allowance for doubtful accounts, beginning of year	$619,514	$322,638
Bad debt provision	266,043	1,082,440
Recoveries	(115,997)	–
Write-off of receivables	(452,330)	(785,564)
Balance of allowance for doubtful accounts, end of year	$317,230	$619,514

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer's current ability to pay its obligation. When the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer's related accounts. The Company records an allowance for doubtful accounts at the end of each reporting period based on 2% of amounts invoiced or the aggregate specified customer accounts, whichever is higher.

Stock-Based Compensation

The Company adopted ASC 718 "Compensation - Stock Compensation", using the modified prospective method on May 1, 2006.  Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 "Equity based payments to non-employees" and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period.  With the adoption of ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company has estimated the fair value of option awards to employees and non-employees for the years ended April 30, 2020 and April 30, 2019 using the assumptions more fully described in Note 10.

Equipment and Amortization Equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives as follows:

Computer hardware	Two years
Computer software	Two years

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350-40 "Intangibles - Internal Use Software".

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

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360, "Property, Plant and Equipment".  In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the year ended April 30, 2020 and 2019.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired and liabilities assumed as of the acquisition date. ASC Topic 350 "Intangibles - Goodwill" requires goodwill to be tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis.

Management has determined that the Company operates as a single operating segment and consequently a single reporting unit due to the similar economic characteristics of its components and the nature of the products and services offered by those components. If the recorded value of the Company's assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB ASC 350, Goodwill and Other Intangible Assets. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill.  If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

In September of 2011, FASB issued Accounting Standards Update 2011-08, "Intangibles-Goodwill and Other (Topic 350)". Under the amendments of this update, an entity may first assess certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

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

Goodwill was initially recorded upon the acquisition of NewHeights on August 2, 2007 and FirstHand on February 1, 2008. At the time of each acquisition and as of the date of the consolidated financial statements, the Company recognized the following:

	Acquisition Date		April 30,
			2020	2019
NewHeights	$6,339,717	CDN$6,704,947	$4,824,335	$4,990,578
FirstHand	2,083,960	2,083,752	1,499,055	1,550,712
	$8,423,677	CDN$8,788,699	$6,323,390	$6,541,290

The Company performed its annual impairment test during the fourth quarter for the years ended April 30, 2020 and 2019 and concluded that there has been no impairment to the carrying amount.

Intangible Assets

The Company's intangible assets consists of patents and trademarks. Costs related to granted patents are capitalized and amortized over the expected life of the patent which ranges from 16 to 20 years. Costs related to patent applications are expensed as incurred. Costs related to trademarks are capitalized and are not amortized as the Company expects such trademarks to be used indefinitely.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize right-if-use (ROU) assets and lease liabilities for all leases, with the exception of short term leases, at the commencement date of each lease. The Company adopted the new standard effective May 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, the Company recorded $1,708,129 of ROU assets and operating lease liabilities on May 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on the Company's consolidated statements of operations.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

The Company has elected to apply the practical expedient package to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carryforward historical lease classification. As a result, all leases identified by the Company will continue to be classified as operating leases. In addition, the Company elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. See Note 14- Leases for more information.

The Company determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A ROU asset represents the Company's right to use an identified asset for the lease term and lease liability represents the Company's obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on the Company's consolidated balance sheets beginning May 1, 2019 and are recognized based on the present value of the future minimum lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company's estimated incremental borrowing rate, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term of less than 12 months. All of the Company's leases are operating leases.

The Company has lease agreements with lease and non-lease components. The lease component is comprised of minimum lease payments which includes base rent and estimated property taxes and insurance. Non-lease components primarily include payments for maintenance and are expensed as incurred.

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. The Company's wholly-owned subsidiaries with a functional currency other than the U.S. dollar are translated into amounts in the reporting currency, U.S. dollars, in accordance with ASC Topic 830 "Foreign Currency Matters".  Revenues and expenses are translated at the average exchange rate prevailing during the periods. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders' equity and included in comprehensive loss.

For transactions undertaken by the Company in foreign currencies, monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed (2020 - $nil; 2019 - $nil). Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  Exchange gains and losses are included in the determination of net income (loss) for the year.

Accrued Warranty

The Company provides assurance type warranties for its products. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. The Company’s warranty policy generally provides for one year of warranty for its products. The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Estimated liabilities for warranty exposures, which relate to normal product warranties and a one-year obligation to provide for potential future liabilities for product sales for the years ended April 30, 2020 and 2019 were as follows:

	Years Ended April 30,
	2020	2019
Balance, beginning of year	$52,035	$63,130
Usage during the year	–	–
Additions (reductions) during the year	(490)	(11,095)
Balance, end of year	$51,545	$52,035

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied which may involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

Derivative Instruments

The Company accounts for derivative instruments, consisting of foreign currency forward contracts, pursuant to the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires the Company to measure derivative instruments at fair value and record them in the balance sheet as either an asset or liability and expands financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, results of operations and cash flows. The Company does not use derivative instruments for trading purposes. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company also routinely enters into foreign currency forward contracts, not designated as hedging instruments, to protect the Company from fluctuations in exchange rates. Gains or losses arising out of marked to market fair value valuation of non-designated forward contracts are recognized in net income.

The Company records foreign currency option and forward contracts on its Consolidated Balance Sheets as derivative assets or liabilities depending on whether the fair value of such contracts is a net asset or net liability, respectively. See Note 7 - Derivative Instruments for further detail. The Company did not enter any foreign currency derivatives designated as cash flow hedges during the years ended April 30, 2020 and 2019.

Income Taxes

The Company accounts for income taxes by the asset and liability method in accordance with ASC Topic 740 "Income Taxes".  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Comprehensive Loss Comprehensive loss is comprised of net profit or loss, and foreign currency translation adjustments.

Segments and Related Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

Loss per Share

ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options and warrants using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  For the year ended April 30, 2020, income per share excludes 1,371,469 (April 30, 2019 - 1,249,940) potentially dilutive common shares (related to stock options, deferred share units and warrants) as their effect was anti-dilutive.

Investment tax credits

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or property and equipment to which they relate. Investment tax credits are recorded when the qualifying expenditures have been incurred and if it is more likely than not that the tax credits will be realized.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect a significant impact on our consolidated financial statements and related disclosures resulting from the pending adoption of this amendment.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive for Company's ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2022. The Company does not expect a significant impact on our consolidated financial statements and related disclosures resulting from the pending adoption of this amendment.

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

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Significant judgement is used to determine SSP and to determine whether there is a variance that needs to be allocated based on the relative SSP of the various products and services. Estimating SSP is a formal process that includes review and approval by the Company's management.

In practice, the Company does not offer extended payment terms beyond one year to customers. As such, the Company does not adjust our consideration for financing arrangements.

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

Subscription, support and maintenance

Revenue from the Company's recurring subscription revenue from subscriptions related to our software as a service offering is recognized ratably over the contractual subscription term as control of the goods or services is transferred to the customer, beginning on the date that the subscription is made available to the customer. Support and maintenance revenue is generated from recurring annual software support and maintenance contracts for our perpetual software licenses and is recognized ratably over the term of the service period, which is generally twelve months. Support and maintenance services include e-mail and telephone support, access to the Company's technical assistance center, unspecified rights to bug fixes and product updates and upgrades and enhancements available on a when-and-if available basis. Both subscription revenue and support and maintenance revenue are typically billed annually in advance based on the terms of the arrangement.

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

During the year ended April 30, 2020 and 2019, the Company recognized $2,483,332 and $2,364,378, respectively, in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at May 1, 2019 and 2018, respectively.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a systematic basis, consistent with the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated using management judgment after reviewing customer contracts from fiscal years 2004 - 2018, and is based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations. The Company has elected to apply a practical expedient that permits the Company to expense costs to obtain a contract as incurred, if the anticipated benefit period is one year or less. From time to time, management will revisit the estimates used in recognizing the costs to obtain customer contracts.

During the year ended April 30, 2020 and 2019, the Company capitalized approximately $347,421 and $607,166, respectively, of costs to obtain revenue contracts and amortized approximately $336,662 and $272,785, respectively, of commissions to sales and marketing expense. Capitalized costs to obtain a revenue contract on the Company's consolidated balance sheets totaled approximately $222,590 and $200,348 at April 30, 2020 and 2019, respectively.

Costs to Fulfill a Customer Contract

Certain contract costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition over the anticipated benefit period of up to 3.5 years, depending on the products and services. The anticipated benefit period was estimated based on the average length of applicable customer contracts and includes the contract term and any anticipated renewal periods. This amortization expense is recorded in cost of sales in the Company's consolidated statement of operations. From time to time, management will review the capitalized costs for impairment and will also revisit the estimates used in recognizing the costs to fulfill customer contracts (2020 - $nil; 2019 - $nil).

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $3,824,573, $32,277, $17,777 and $7,773 in revenue during the years ended April 30, 2021, 2022, 2023 and 2024, respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

Disaggregation of Revenue The Company disaggregates its revenue by geographic region. See Note 13 - Segmented Information for more information.

Note 4	Equipment

The following presents the categories within equipment:

		April 30, 2020
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,326,162	$(1,245,936)	$80,226
Computer software	1,013,277	(1,013,277)	–
Leasehold improvements	263,774	(262,747)	1,027
Office furniture	222,545	(192,126)	30,419
Websites	120,339	(120,339)	–
	$2,946,097	$(2,834,425)	$111,672

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

		April 30, 2019
		Accumulated
	Cost	Depreciation	Net
Computer hardware	$1,233,621	$(1,186,210)	$47,411
Computer software	1,013,277	(1,013,277)	–
Leasehold improvements	263,774	(256,911)	6,863
Office furniture	194,702	(189,062)	5,640
Websites	120,339	(120,339)	–
	$2,825,713	$(2,765,799)	$59,914

Note 5	Intangibles and Other Assets

The following tables presents the major components within intangibles and other assets for the years ended April 30, 2020 and 2019:

		April 30, 2020
		Accumulated
	Cost	Amortization	Net
Patents	$461,636	$(421,856)	$39,780
Trademarks	180,558	–	180,558
Other assets	5,607	–	5,607
	$647,801	$(421,856)	$225,945

		April 30, 2019
		Accumulated
	Cost	Amortization	Net
Patents	$461,637	$(417,609)	$44,028
Trademarks	175,100	–	175,100
Other assets	5,667	–	5,667
	$642,404	$(417,609)	$224,795

During the years ended April 30, 2020 and 2019, the Company recorded amortization expense related to patents of $4,247 and $5,821, respectively. The weighted average remaining amortization period for patents was 11.0 years and 11.9 years for the years ended April 30, 2020 and 2019, respectively.

The following table presents estimated future patent amortization for the next five years:
Years ended April 30,

2021	$4,248
2022	4,248
2023	4,248
2024	4,248
2025	4,248
Thereafter	18,540
$39,780

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Note 6	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at April 30, 2020 and 2019 are comprised of the following:

	April 30,
	2020	2019
Accounts payable - trade	$706,435	$739,051
Accrued commissions	285,915	180,200
Accrued vacation	546,965	590,328
Interest on related party loan payable	79,459	16,219
Third party software royalties	59,723	59,723
Other accrued liabilities	553,280	648,354
	$2,231,777	$2,233,875

Note 7	Derivative Instruments

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

The Company's foreign currency risk management program includes entering into foreign currency derivatives at various times to mitigate the currency exchange rate risk on Canadian dollar denominated cash flows. These foreign currency forward and option contracts are considered non-designated derivative instruments and are not used for trading or speculative purposes. As these foreign currency derivative contracts are considered economic hedges, we do not elect hedge accounting. The changes in fair value and settlements are recorded in change in fair value of derivative instruments, net in the consolidated statement of operations.

During years ended April 30, 2020 and 2019, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments:

Fair value of Undesignated Derivatives	April 30, 2020	April 30, 2019
Foreign currency option contracts	$1,000,000	$1,500,000
Foreign currency forward contracts	$2,200,667	$–

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company's consolidated balance sheets.

	April 30, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$–	$76,617
Foreign currency forward contracts	6,381	63,682
	$6,381	$140,299

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

	April 30, 2019
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$1,178	$4,512

During the year ended April 30, 2020 and 2019, the Company recorded a (loss)/gain of ($132,377) and $1,735, respectively, resulting from the change in fair value of derivative instruments.

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

The carrying values of financial instruments classified as current assets and current liabilities approximates their fair values, based on the nature and short maturity of these instruments, and are presented in the Company's consolidated financial statements at carrying cost.

As at April 30, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$2,433,266	$2,433,266	1	N/A
Foreign currency derivative contracts	6,381	6,381	2	Note 7
	$2,439,647	$2,439,647

Liabilities
Foreign currency derivative contracts	$140,299	$140,299	2	Note 7

As at April 30, 2019	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$1,862,458	$1,862,458	1	N/A
Foreign currency option contracts	1,178	1,178	2	Note 7
	$1,863,636	$1,863,636

Liabilities
Foreign currency option contracts	$4,512	$4,512	2	Note 7

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Financial Instruments Not Measured at Fair Value The following table presents the Company's liability that is not measured at fair value as of April 30, 2020, but for which fair value is available:

As at April 30, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Related party loan payable	$4,000,000	$3,780,370	2	Note 9

Related party loan payable is presented on the consolidated balance sheets at carrying cost. The fair value of the fixed interest rate loan is estimated based on observable market prices or inputs. Where observable prices or inputs are not available, valuation models are applied using the net present value of cash flow streams over the term, using estimated market rates for similar instruments and remaining terms.

Note 9	Related Party Loan Payable

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd (collectively referred to as the "Lenders") for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and will be made available in multiple advances at the discretion of the Company and will bear interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the second anniversary of the first advance.  There are no financial covenants for this loan.

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

As of April 30, 2020, the principal balance of the related party loan payable was $4,000,000. This balance is to be repaid on or before April 11, 2021. During the year ended April 30, 2020 and 2019, the Company recognized interest expense of $292,719 and $68,822, respectively, in the consolidated statement of operations. On June 15, 2020, the Company repaid $2,000,000 of the principle balance of the related party loan payable to the two lenders. See Note 11 - Related Party Transactions and Note 18 - Subsequent Events for further detail.

Note 10	Common Stock

Stock Options

The Company has a stock option plan (the "2010 Stock Option Plan") under which options to purchase common shares of the Company may be granted to employees, directors and consultants.  The 2010 Stock Option Plan is effectively a merging of the Company's 2004 and 2005 stock option plans.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors of the Company at the time of the grant.  The options generally vest in the amount of 12.5% on the date which is six months from the date of grant and then beginning in the seventh month at 1/42 per month for 42 months, at which time the options are fully vested.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board under 2010 Stock Option Plan is 1,186,000.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.  In accordance with ASC 718 "Share-Based Payment" for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the vesting period or, if none exists, over the service period. Stock options granted to non-employees are measured at fair value on the date of grant, using the Black-Scholes option pricing model, similar to employee share-based payment equity awards.

The expected volatility of options granted has been determined using the method described under ASC 718 using the historical stock price. The expected term of options granted to employees in the current fiscal period has been determined utilizing historic data as prescribed by ASC 718.

For non-employees, based on the Company's history, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 allows companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior to the adoption of ASC 718 the Company recorded forfeitures based on actual forfeitures and recorded a compensation expense recovery in the period when the awards were forfeited.  As a result, based on the Company's experience, the Company applied an estimated forfeiture rate of 15% for year ended April 30, 2020 and 2019 in determining the expense recorded in the accompanying consolidated statement of operations.

For the majority of the stock options granted, the number of shares issued on the date the stock options are exercised is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not issued or considered common stock repurchases under the Company's authorized plan and are not included in the common stock repurchase totals.  In the consolidated financial statements, these withheld shares are netted against the number of shares that would have been issued upon vesting.

The weighted-average fair values of options granted during the years ended April 30, 2020 and 2019 were $0.47 and $0.82, respectively. The weighted-average assumptions utilized to determine such values are presented in the following table:

	Year Ended	Year Ended
	April 30, 2020	April 30, 2019
Risk-free interest rate	1.7%	2.7%
Expected volatility	66.0%	77.2%
Expected term	3.7 years	3.7 years
Dividend yield	0%	0%

The following is a summary of the status of the Company's stock options as of April 30, 2020 and the stock option activity during the years ended April 30, 2020 and 2019:

	Number of Options	Weighted-Average Exercise Price
Outstanding at April 30, 2018	675,042	$2.66
Granted	221,000	$1.45
Exercised	(35,500)	$2.50
Forfeited / Cancelled	(173,093)	$2.62
Expired	(71,000)	$2.50
Outstanding at April 30, 2019	616,449	$2.27
Granted	199,500	$0.96
Exercised	(9,688)	$2.46
Forfeited / Cancelled	(83,593)	$1.92
Expired	(50,382)	$2.50
Outstanding at April 30, 2020	672,286	$1.90

Exercisable at April 30, 2020	282,358	$2.43
Exercisable at April 30, 2019	239,551	$2.58

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

The following table summarizes information regarding stock options outstanding as of April 30, 2020:

	Number of	Aggregate		Number of	Aggregate
Exercise	Options	Intrinsic		Options	Intrinsic
Price	Outstanding	Value	Expiry Date	Exercisable	Value
$0.96 - $0.96	195,500	$379,270	12/12/2024	-	$-
$1.41 - $1.42	154,105	$229,596	12/14/2023 - 1/22/2024	51,603	$76,882
$2.03 - $2.41	66,500	$36,585	12/14/2020 - 12/15/2021	63,583	$34,980
$2.46 - $2.50	50,400	$20,560	7/17/2020 - 3/14/2022	48,108	$19,625
$2.51 - $2.89	205,781	$4,908	12/14/2022 - 7/26/2023	119,064	$2,840
April 30, 2020	672,286	$670,919		282,358	$134,327

April 30, 2019	616,449	$88,795		239,551	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company's closing stock price of $2.90 per share as of April 30, 2020 (April 30, 2019 - $1.86), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of April 30, 2020 was $134,327 (April 30, 2019 - zero).  The total intrinsic value of options exercised during the year ended April 30, 2020 was $8,816 (2019 - $24,765). The grant date fair value of options vested during the year ended April 30, 2020 was $183,716 (April 30, 2019 - $276,391).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of April 30, 2020:

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested options at April 30, 2018	418,487	$1.91
Granted	221,000	$0.82
Vested	(136,323)	$2.03
Forfeited	(126,266)	$1.72
Non-vested options at April 30, 2019	376,898	$1.30
Granted	199,500	$0.47
Vested	(133,103)	$1.38
Forfeited	(53,367)	$1.02
Non-vested options at April 30, 2020	389,928	$0.88

As of April 30, 2020, there was $271,728 of total unrecognized compensation cost related to unvested stock options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

Employee and non-employee stock-based compensation amounts classified in the Company's consolidated statements of operations for the year ended April 30, 2020 and 2019 were as follows:

	Years Ended
	April 30,
	2020	2019
Cost of sales	$39,826	$48,608
Sales and marketing	59,343	71,811
Research and development	41,341	48,405
General and administrative	44,474	65,755
Total stock-based compensation	$184,984	$234,579

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the "ESPP") all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in common shares of the Company at market price. The Company will match 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee's base salary in shares.  During the year ended April 30, 2020, the Company matched $20,001 (2019 - $25,012) in shares purchased by employees under the ESPP.  During the year ended April 30, 2020, 28,283 shares (2019 - 26,945) were purchased on the open market and 13,949 shares (2019 - 12,820) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP.  As of April 30, 2020, a total of 134,766 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

Under the terms of the DSUP which is effective as at October 22, 2009, each deferred share unit (each, a "DSU") is equivalent to one share of common stock.  The maximum number of shares of common stock that may be reserved for issuance to any one participant pursuant to DSUs granted under the DSUP and any share compensation arrangement is 5% of the number of shares of common stock of the Company outstanding at the time of reservation.  A DSU granted to a participant who is a director of the Company shall vest immediately on the award date.  A DSU granted to a participant other than a director will generally vest as to one-third (1/3) of the number of DSUs granted on the first, second and third anniversaries of the award date. Fair value of the DSUs, which is based on the closing price of the Company's common stock on the date of grant, is recorded as compensation expense over the vesting period.

On September 19, 2019, the maximum number of shares of common stock authorized by the Company's stockholders reserved for issuance under the DSUP was increased from 700,000 shares to 900,000 shares. During the year ended April 30, 2020, 203,399 (2019 - 236,981) DSUs were issued under the DSUP, of which 115,000 were granted to officers or employees and 88,399 were granted to non-employee directors. As of April 30, 2020, a total of 39,097 shares were available for issuance under the DSUP.

The following table summarizes the Company's outstanding DSU awards as of April 30, 2020 and 2019, and changes during the period then ended:

	Number of DSUs	Weighted Average Grant Date Fair Value
DSUs at April 30, 2018	465,390	$6.40
Granted	236,981	$2.05
Forfeited	(68,880)	$2.42
Outstanding at April 30, 2019	633,491	$5.20
Granted	203,399	$1.24
Converted	(137,707)	$7.28
Outstanding at April 30, 2020	699,183	$2.21

As of April 30, 2020, there was $233,058 (2019 - $178,984) of total unrecognized compensation cost related to unvested DSU awards. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years (2019 - 2.4 years). The total fair value of DSUs that vested during the year was $183,146 (2019 - $262,165). The total intrinsic value of DSUs that converted during the year ended April 30, 2020 was $136,330 (2019 - $nil).

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Employee and non-employee DSU based compensation amounts classified in the Company's consolidated statements of operations for the year ended April 30, 2020 and 2019 are as follows:

	Year Ended
	April 30,
	2020	2019
Cost of sales	$159,333	$-
Sales and marketing	24,005	-
Research and development	7,131	-
General and administrative	7,131	240,147
	$197,600	$240,147

The following table summarizes information regarding the non-vested DSUs outstanding as of April 30, 2020:

		Weighted Average
	Number of DSUs	Grant Date Fair Value per Unit
Non-vested DSUs at April 30, 2018	64,252	$2.62
Granted	236,981	$2.05
Vested	(97,913)	$2.68
Forfeited	(68,880)	$2.41
Non-vested DSUs at April 30, 2019	134,440	$1.67
Granted	203,399	$1.24
Vested	(136,493)	$1.34
Non-vested DSUs at April 30, 2020	201,346	$1.45

Note 11	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation ("Wesley Clover"), a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd. ("KMB Trac Two Holdings"), a company owned by the spouse of a director of the Company. As of April 30, 2020, the principal balance of the related party loan payable due to Wesley Clover and KMB Trac Two Holdings was $2,000,000 and $2,000,000 (2019 - $1,500,000 and $1,500,000), respectively. During the year ended April 30, 2020, the Company paid $114,740 (2019 - $26,301) in interest to each of Wesley Clover and KMB Trac Two Holdings. As of April 30, 2020, the Company owed $39,729 (2019 - $8,110) in interest payable to each party.

During the year ended April 30, 2020, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $60,314 (2019 - $83,551) to Kanata Research Park Corporation ("KRP") for leased office space. KRP is controlled by the Chairman of the Company.

On November 21, 2013, the Company, through its wholly owned subsidiary, CounterPath Technologies, entered into an agreement with 8007004 (Canada) Inc. ("8007004") to lease office space. 8007004 was controlled by a member of the board of directors of the Company. On May 1, 2019, the office space was sold to a third party. For the year ended April 30, 2019, CounterPath Technologies, paid $30,846 to 8007004 for leased office space.

During the year ended April 30, 2020, the Company sold $105,262 (2019 - $41,600) in subscription services to Wesley Clover Systems Europe ("WCS Europe"), a company controlled by the Chairman of the Company.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

On November 8, 2019, the Company entered into an agreement with WCS Europe to hire a dedicated resource to assist with business development in the EMEA region. The initial term of the agreement is for six months, invoiced quarterly in advance at 3,500 euros per month. The services shall renew for another six months subject to mutual agreement with 30 day notice. For the year ended April 30, 2020, the Company paid $23,300 to WCS Europe.

On November 26, 2019, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with ThinkRF Corp. ("ThinkRF") to lease office space beginning January 1, 2020. During the year ended April 30, 2020, CounterPath Technologies Inc. paid $9,932 to ThinkRF. ThinkRF is a company controlled by the Chairman of the Company.

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

Significant components of the Company's deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Years Ended
	April 30,
	2020	2019
Tax loss carry forwards	$15,285,000	$14,806,000
Capital losses carried forward	232,000	240,000
Equipment	552,000	570,000
Other	3,000	7,000
Bad debt	67,000	227,000
Nondeductible research and development expenses	2,872,000	2,971,000
Investment tax credits	422,000	436,000
Acquired technology	(577,000)	(383,000)
Valuation allowance established by management	(18,856,000)	(18,874,000)
Net deferred tax assets	$-	$-

The provision for income taxes differ from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Years Ended
	April 30,
	2020	2019
Tax (recovery) based on U.S. rates	$(230,000)	$(1,053,000)
Foreign tax rate differential	30,000	32,000
Non-deductible stock option compensation	118,000	101,000
Effect of reduction (increase) in statutory rates	-	(203,000)
Foreign exchange losses on revaluation of deferred tax balances	223,000	411,000
Under provision relating to prior year	(123,000)	(380,000)
Expiry of non-operating losses	-	-
Increase in valuation allowance	(18,000)	1,092,000
Income tax expense for year	$-	$-

On March 27, 2020, President Trump signed into law the CARES Act, which provides relief to taxpayers affected by the COVID-19. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the provisions of the CARES Act and similar laws enacted internationally but does not anticipate that it will have a material impact on its business. On May 1, 2020, the Company, entered into a promissory note with Bank of America for a term loan in the amount of $209,035, pursuant to the Paycheck Protection Program under the CARES Act. See Note 18 - Subsequent Events for further detail.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted, which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%. The Tax Act also incorporated changes to certain international tax provisions, including the implementation of a territorial tax system that imposed a one-time tax on foreign unremitted earnings. The Company did not anticipate that the foreign provisions would have an impact to the Company's taxes. However, guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered are still being issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies. Adjustments to amounts that we have previously recorded that may materially impact our provision for income taxes may be made as future guidance is issued.

As at April 30, 2020, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount		Expiration Dates
United States - US$	$51,885,000		2025 - 2037
United States - US$	$9,302,000	(1)	Indefinite
Canada - CDN$	$12,546,000	(2)	2024 - 2040

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

Changes in the Company's uncertain tax positions for the year ended April 30, 2020 and April 30, 2019 were as follows:

	Years Ended
	April 30,
	2020	2019
Balance at beginning of year	$9,763	$9,763
Increases related to prior year tax positions (interest and penalties)	-	-
Increases related to current year tax positions (interest and penalties)	-	-
Settlements	-	-
Lapses in statute of limitations	-	-
Balance at end of year	$9,763	$9,763

Note 13	Segmented Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the years ended April 30, 2020 and 2019:

	Years Ended
	April 30,
	2020	2019
North America	$8,391,465	$6,768,821
EMEA	2,395,778	2,505,828
Asia Pacific	819,027	1,042,197
Latin America	495,056	448,058
	$12,101,326	$10,764,904

All of the Company's long-lived assets, which includes equipment, goodwill and intangibles and other assets are located in Canada and the United States as follows:

	As at April 30,
	2020	2019
Canada	$7,785,682	$6,798,083
United States	106,704	27,916
	$7,892,386	$6,825,999

Note 14	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of approximately one month to 4.4 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. In the initial calculation of the right-of-use asset and lease liability, the Company included a five-year extension on one of its operating leases, as it was reasonably certain to exercise the extension option. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

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

During the year ended April 30, 2020, operating lease expense was approximately $514,556 and the cash paid for amounts included in the measurement of the operating lease liabilities was $498,721.

The following table presents the Company's operating lease right-of-use assets and liabilities as of April 30, 2020:

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

April 30, 2020
Assets
Operating lease right-of-use assets	$1,370,035

Liabilities
Operating lease liabilities - current	$293,322
Operating lease liabilities - non-current	1,102,530
Total operating lease liabilities	$1,395,852

As of April 30, 2020, total right-of-use assets and lease liabilities recognized on the consolidated balance sheets attributable to related parties was $44,382.

The following table presents supplemental information for the year ended April 30, 2020:

Weighted average remaining lease term	4.22 years
Weighted average discount rate	9.8%
Operating cash flow from operating leases	($498,721)

As of April 30, 2020, estimated undiscounted cash flows related to operating leases were as follows:

2021	$410,739
2022	394,476
2023	361,966
2024	373,471
2025	157,932
Thereafter	−
Less: imputed interest	(302,732)
Operating lease liabilities	$1,395,852

Note 15	Commitments

Total payable over the term of the service agreements for the years ended April 30, are as follows:

	Voice Platform Service Contract	Marketing Service Contract	Total
2021	$220,000	$44,402	$264,402
2022	−	44,928	44,928
2023	−	33,696	33,696
Thereafter	−	−	−
	$220,000	$123,026	$343,026

Note 16	Contingencies

The Company is party to legal claims from time to time, which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 17	Loss per share

The following table shows the computation of basic and diluted loss per share:

COUNTERPATH CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. dollars, except number of shares)

	Year ended April 30,
	2020	2019
Numerator
Income available to common stockholders	$(1,096,565)	$(5,013,439)

Denominator
Weighted average shares outstanding	6,010,006	5,942,096
Effect of dilutive securities (1) (2)	−	−
	6,010,006	5,942,096

Basic and diluted loss per share	$(0.18)	$(0.84)

(1) For the years ended April 30, 2020 and 2019, potentially dilutive securities including stock options and deferred share units totalling 1,371,469 and 1,249,940, respectively, were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

(2) Diluted by assumed exercise of outstanding common share equivalents using the treasury stock method.

Note 18	Subsequent Events

On June 15, 2020, the Company repaid $2,000,000 of the principle balance of the related party loan payable to Wesley Clover and KMB Trac Two Holdings, increasing the unused portion of the loan principle to $3,000,000.

On June 10, 2020, the Company issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006. In connection with the private placement, Wesley Clover purchased 142,451 shares and KMB Trac Two Holdings purchased 142,451 shares.

On May 1, 2020, the Company, through its subsidiary, CounterPath LLC, entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the CARES Act. The Loan is forgiveable if used to retain workers and maintain payroll or to make lease payments and utility payments as specified under the Paycheck Protection Rule. The remaining loan balance that is not forgiven will bear interest at a rate of 1% per annum after a six-month deferment period, with a maturity date of two years from the funding date of the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and our Vice President of Finance.  Based upon that evaluation, our Chief Executive Officer and our Vice President of Finance concluded that as of April 30, 2020, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f), is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements. Our internal control over financial reporting includes those policies and procedures that 1) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; 2) ensure the maintenance of records that accurately and fairly reflect our transactions; 3) ensure that our receipts, expenditures and asset dispositions are made in accordance with director and management authorizations; and 4) provide reasonable assurance that our assets are properly safeguarded.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended April 30, 2020 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2020.

Item 11. Executive Compensation.

The information required by this Item, is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after April 30, 2020.

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

6. Consolidated Statements of Changes in Stockholders' Equity; and

7. Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

 None.

(a)(3) Exhibits:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Certificate of Designation (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.4	Articles of Merger (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

3.6	Certificate of Change (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.4	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.6	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.8	Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.9

Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.10	Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

10.11	Amendment Agreement dated February 1, 2020 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 11, 2020)

10.12	Form of Subscription Agreement between our company and investors in connection with the non-brokered private placement completed on June 10, 2020 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2020)

10.13*	Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated May 17, 2018

10.14*	Amendment to Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated September 23, 2019

10.15*	Executive Employment Agreement between David Karp and CounterPath Corporation and CounterPath Technologies Inc. dated April 14, 2020

10.16*	Employment Agreement between Todd Carothers and CounterPath, LLC dated January 1, 2019

10.17*	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated November 15, 2019

10.18*	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated April 14, 2020

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the State of Delaware)

CounterPath, LLC (formed in the State of Delaware)

(23)	Consent of Experts and Counsel

23.1*	Consent of BDO Canada LLP, Independent Registered Public Accounting Firm

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Karp

31.2*	Section 302 Certification of Karen Luk

(32)	Section 906 Certifications

32.1*	Section 906 Certification of David Karp

32.2*	Section 906 Certification of Karen Luk

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Karen Luk
Karen Luk
Vice President of Finance, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer

Date:	July 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Matthews
Terence Matthews /s/ David Karp	Chairman and Director	July 20, 2020
David Karp /s/ Karen Luk	President and Chief Executive Officer (Principal Executive Officer)	July 20, 2020
Karen Luk	Vice President of Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 20, 2020
/s/ Owen Matthews
Owen Matthews /s/ Steven Bruk	Vice Chairman and Director	July 20, 2020
Steven Bruk /s/ Bruce Joyce	Director	July 20, 2020
Bruce Joyce /s/ Chris Cooper	Director	July 20, 2020
Chris Cooper /s/ Larry Timlick	Director	July 20, 2020
Larry Timlick	Director	July 20, 2020