Form 10-Q
period 2020-07-31
COUNTERPATH CORP
filed 2020-09-10
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,411,828 shares of common stock issued and outstanding as of September 4, 2020.

COUNTERPATH CORPORATION

JULY 31, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2020 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended July 31, 2020, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended July 31, 2020 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2020
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars, except number of shares)

(Unaudited)

	July 31,	April 30,
	2020	2020

Assets
Current assets:
Cash	$2,674,216	$2,433,266
Accounts receivable (net of allowance for doubtful accounts of $377,514 (2020 - $317,230)	1,966,705	2,553,714
Deferred sales commission costs - current - Note 4	128,279	129,946
Prepaid expenses and other current assets	297,561	326,921
Derivative assets - Note 5	26,398	6,381
Total current assets	5,093,159	5,450,228

Deposits	85,623	82,039
Deferred sales commission costs - non-current - Note 4	79,787	92,644
Equipment, net	110,932	111,672
Operating lease right-of-use assets - Note 12	1,337,974	1,370,035
Goodwill	6,552,000	6,323,390
Intangibles and other assets	227,527	225,945
Total Assets	$13,487,002	$13,655,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,259,614	$2,231,777
Loan payable - Note 8	209,035	-
Related party loan payable - current - Note 7	2,000,000	4,000,000
Derivative liability - Note 5	-	140,299
Unearned revenue	3,942,399	3,782,400
Operating lease liabilities - current - Note 12	307,185	293,322
Accrued warranty	50,344	51,545
Total current liabilities	8,768,577	10,499,343

Operating lease liabilities - non-current - Note 12	1,061,573	1,102,530
Unrecognized tax liability	9,763	9,763
Total liabilities	9,839,913	11,611,636

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: July 31, 2020 - nil; April 30, 2020 - nil	-	-
Common stock, $0.001 par value - Note 9
Authorized: 10,000,000
Issued:
July 31, 2020 - 6,411,063; April 30, 2020 - 6,103,612	6,411	6,104
Additional paid-in capital	77,133,268	76,066,930
Accumulated deficit - Note 2	(69,653,042)	(69,677,656)
Accumulated other comprehensive loss - currency translation adjustment	(3,839,548)	(4,351,061)
Total stockholders' equity	3,647,089	2,044,317
Liabilities and Stockholders' Equity	$13,487,002	$13,655,953

Commitments - Note 13
Contingencies - Note 14
Going concern - Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019
Revenue - Note 11:
Software	$829,685	$1,009,824
Subscription, support and maintenance	2,082,799	1,421,862
Professional services and other	516,722	141,982
Total revenue	3,429,206	2,573,668
Operating expenses:
Cost of sales	555,889	511,360
Sales and marketing	852,974	970,593
Research and development	1,030,136	1,131,848
General and administrative	709,920	644,713
Total operating expenses	3,148,919	3,258,514
Income (loss) from operations	280,287	(684,846)
Interest and other (expense) income, net:
Interest expense, net	(71,205)	(70,573)
Foreign exchange loss	(346,394)	(174,890)
Change in fair value of derivative instruments	161,926	586
Total interest and other (expense) income, net	(255,673)	(244,877)
Net income (loss) for the period	$24,614	$(929,723)

Net income (loss) per share - Note 15:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)

Weighted average common shares outstanding:
Basic	6,273,833	5,952,122
Diluted	7,224,184	5,952,122

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019
Net income (loss) for the period	$24,614	$(929,723)
Other comprehensive income:
Foreign currency translation adjustments	511,513	302,543
Comprehensive income (loss)	$536,127	$(627,180)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

Cash flows used in operating activities:
Net income (loss) for the period	$24,614	$(929,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	66,766	39,321
Deferred lease inducements	-	(4,118)
Depreciation and amortization	20,878	19,982
Operating lease expense - Note 12	110,771	138,277
Unrealized foreign exchange loss	270,520	176,916
Stock-based compensation - Note 9	70,183	68,341
Change in fair value of derivative instruments	(165,619)	(643)

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(1,272)	(172,266)
Accounts receivable	520,243	165,235
Deferred sales commission costs - Note 4	8,734	(12,820)
Prepaid expenses and other current assets	26,946	50,441
Accrued warranty	(1,201)	(3,462)
Operating lease liabilities - Note 12	(106,764)	(127,420)
Operating lease deposits	(912)	-
Unearned revenue - Note 4	159,999	(40,216)
Other current liabilities	-	1,647
Net cash provided by (used in) operating activities	1,003,886	(630,508)

Cash flows used in investing activities:
Purchases of equipment	(17,038)	(17,140)
Purchases of intangibles	(2,580)	(2,713)
Net cash used in investing activities	(19,618)	(19,853)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	996,462	5,263
Proceeds received from loan payable - Note 8	209,035	-
Repayment of related party loan payable - Note 7	(2,000,000)	-
Net cash provided by financing activities	(794,503)	5,263

Foreign exchange effect on cash	51,185	6,593

Increase (decrease) in cash	240,950	(638,505)

Cash, beginning of the period	2,433,266	1,862,458
Cash, end of the period	$2,674,216	$1,223,953

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$40,110
Taxes	$-	$-

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the Three Months Ended July 31, 2020
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Common Shares		Treasury Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, April 30, 2019	5,950,246	$5,950	-	$-	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

Stock-based compensation - Note 9	-	-	-	-	68,341	-	-	68,341
Shares issued - Note 9:
Employee share purchase program	3,134	3	-	-	5,260	-	-	5,263
Net loss for the period	-	-	-	-	-	(929,723)	-	(929,723)
Foreign currency translation adjustment	-	-	-	-	-	-	302,543	302,543)
Balance, July 31, 2019	5,953,380	$5,953	-	$-	$75,741,134	$(69,510,814)	$(3,563,952)	$2,672,321

Balance, April 30,2020	6,103,612	$6,104	-	$-	$76,066,930	$(69,677,656)	$(4,351,061)	$2,044,317

Stock-based compensation - Note 9	-	-	-	-	70,183	-	-	70,183
Shares issued - Note 9:
Private placement - Note 10	284,902	285	-	-	999,721	-	-	1,000,006
Private placement costs	-	-	-	-	(6,692)	-	-	(6,692)
Employee share purchase plan	1,286	1	-	-	4,607	-	-	4,608
Exercise of stock options	21,263	21	-	-	(1,481)	-	-	(1,460)
Net income for the period	-	-	-	-	-	24,614	-	24,614
Foreign currency translation adjustment	-	-	-	-	-	-	511,513	511,513
Balance, July 31, 2020	6,411,063	$6,411	-	$-	$77,133,268	$(69,653,042)	$(3,839,548)	$3,647,089

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Note 1	Nature of Operations

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Quarterly Report on Form 10-Q the Company has not experienced meaningful delays in securing new customers and related revenues, significant cancellations of existing contracts, or meaningful delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company's results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which Company's relies in fiscal year 2021.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $69,653,042 as of July 31, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations on a consistent basis. However, during the quarter ended July 31, 2020, revenue has increased by approximately 33%, compared to the quarter ended July 31, 2019. It is uncertain whether the Company would have sufficient cash flows to meet its current obligations to repay the related party loan payable of $2,000,000, which is due on April 11, 2021. Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which the Company's customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs and obtaining financial assistance made available through the U.S. government through the Paycheck Protection Program. However, the Company is unable to determine the future impact on its financial position and operating results. Together, these factors raise substantial doubt about the Company's ability to continue operating as a going concern within one year of the date of issuance of the interim consolidated financial statements.

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

The Company has taken steps to obtain financial assistance made available from the U.S. government to help mitigate the impact of COVID-19 on its operations. On May 1, 2020, the Company, through its subsidiary, CounterPath LLC, entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). See Note 8 - Loan Payable for more information. In addition, under the existing related party loan agreement, as of July 31, 2020, the unused portion of the loan principal was $3,000,000. See Note 7 - Related Party Loan Payable for more information.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2020 annual audited consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's April 30, 2020 annual audited consolidated financial statements.

Operating results for the three months ended July 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the Securities Exchange Commission on July 20, 2020, and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2020. All amounts and disclosures set forth herein are in compliance with these standards.

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

During the three months ended July 31, 2020 and 2019, there were no significant customers who accounted for more than 10% of total revenues.

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of July 31, 2020 and April 30,2020:

	July 31, 2020	April 30, 2020
Customer A	13%	-%
Customer B	-%	10%

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts.

	July 31, 2020	April 30, 2020
Balance of allowance for doubtful accounts, beginning of period	$317,230	$619,514
Bad debt provision	73,684	266,043
Recoveries	-	(115,997)
Write-off of receivables	(13,400)	(452,330)
Balance of allowance for doubtful accounts, end of period	$377,514	$317,230

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The Company adopted the new standard effective May 1, 2020 and concludes that there is no material impact on its consolidated interim financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of the adoption to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. As a smaller reporting company, the amendment is effective for interim and annual periods beginning after December 15, 2021, and early adoption is permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive for a company's ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. As a smaller reporting company, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this amendment on its consolidated interim financial statements and related disclosures.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Note 4	Revenue Recognition

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

In practice, the Company generally does not offer extended payment terms beyond six months to customers. As such, the Company does not adjust our consideration for financing arrangements.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

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

During the three months ended July 31, 2020 the Company recognized $1,564,389 in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at April 30, 2020.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

During the three months ended July 31, 2020 and 2019, the Company capitalized approximately $19,026 and $79,045, respectively, of costs to obtain revenue contracts and amortized approximately $37,810 and $70,815 respectively, of sales and of commissions to sales and marketing expense. Capitalized costs to obtain revenue contracts on the Company's interim consolidated balance sheets totaled $208,066 at July 31, 2020.

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

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $3,837,758, $494,050, $231,526, $93,950 and $18,000 in revenue during the years ended April 30, 2021 to April 30, 2025, respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 11 - Segmented Information for more information.

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

During the three months ended July 31, 2020, the Company did not enter into any designated cash flow hedge contracts.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

The following table summarizes the notional amounts of the Company's outstanding derivative instruments:

Notional value of Undesignated Derivatives	July 31, 2020	April 30, 2020
Foreign currency option contracts	$–	$1,000,000
Foreign currency forward contracts	$1,700,000	$2,200,667

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company's consolidated balance sheets.
	July 31, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency forward contracts	$26,398	$–

	April 30, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$–	$76,617
Foreign currency forward contracts	6,381	63,682
	$6,381	$140,299

During the three months ended July 31, 2020 and 2019, the Company recorded gains of $161,926 and $586 respectively, resulting from the change in fair value of derivative instruments.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Financial Instruments Measured at Fair value

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020.

As at July 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$2,674,216	$2,674,216	1	N/A
Foreign currency forward contracts	26,398	26,398	2	Note 5
	$2,700,614	$2,700,614

Liabilities
Foreign currency option contracts	$–	$–	2	Note 5

As at April 30, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$2,433,266	$2,433,266	1	N/A
Foreign currency option contracts	6,381	6,381	2	Note 5
	$2,439,647	$2,439,647

Liabilities
Foreign currency option contracts	$140,299	$140,399	2	Note 5

Financial Instruments Not Measured at Fair Value The following table presents the Company's liability that is not measured at fair value as of July 31, 2020, but for which fair value is available:

As at July 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Related party loan payable (including interest)	$2,140,084	$2,029,029	2	Note 7
Loan payable	$209,035	$209,035	2	Note 8

The related party loan payable (including interest) and loan payable are presented on the consolidated balance sheets at carrying cost. The fair value of the fixed interest rate loan is estimated based on observable market prices or inputs. Where observable prices or inputs are not available, valuation models are applied using the net present value of cash flow streams over the term, using estimated market rates for similar instruments and remaining terms.

Note 7	Related Party Loan Payable

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd (collectively referred to as the "Lenders") for an aggregate principal amount of up to $3,000,000. Pursuant to the terms of the Loan Agreement, the loan is unsecured and is made available in multiple advances at the discretion of the Company and bears interest at a rate of 8% per year, payable monthly. The outstanding principal and any accrued interest may be prepaid without penalty and is to be fully repaid on the second anniversary of the first advance.  There are no financial covenants for this loan.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

On July 10, 2019, the Company entered into an amended loan agreement (the "Amendment Agreement") with the Lenders, pursuant to which to Lenders agreed to amend the Loan Agreement, together with the Amendment Agreement, to increase the maximum amount of the loan from $3,000,000 to $5,000,000 and to extend the term of the loan such that all outstanding principal and accrued interest is due on April 11, 2021. On January 25, 2020, the Company entered into an amended loan agreement (the "Second Amendment Agreement") with the Lenders such that the interest on the principal amount of the Loan will accrue and be paid at the time of repayment of the outstanding principal. Accrued interest will be calculated at a rate of 8%, compounded daily. The Second Amendment Agreement is effective February 1, 2020.

On June 15, 2020, the Company repaid $2,000,000 of the principal balance of the related party loan payable to Wesley Clover and KMB Trac Two Holdings, increasing the unused portion of the loan principal to $3,000,000.

As of July 31, 2020, the principal balance of the related party loan payable was $2,000,000, and interest payable was $140,084. During the three months ended July 31, 2020 the Company recognized $60,625 in interest expense in the consolidated statement of operations. The Company recorded $60,493 in interest expense during the three months ended July 31, 2019. See Note 10 - Related Party Transactions for more information.

Note 8	Loan Payable

On May 1, 2020, the Company, through its subsidiary, CounterPath LLC, entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the CARES Act. The Loan is forgivable if used to retain workers and maintain payroll or to make lease payments and utility payments as specified under the Paycheck Protection Rule. The remaining loan balance that is not forgiven will bear interest at a rate of 1% per annum after December 31, 2020, with a maturity date of two years from the funding date of the loan.

Note 9	Common Stock

Stock Options

During the three months ended July 31, 2020, the Company issued 14,675 shares pursuant to cashless exercises of 38,000 stock options and remitted employee tax withholdings of approximately $14,424 on behalf of its employees. No stock options were exercised during the same period in the prior year.

No stock options were granted during the three months ended July 31, 2020 and 2019.

The following is a summary of the status of the Company's stock options as of July 31, 2020 and the stock option activity during the three months ended July 31, 2020:

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2020	672,286	$1.90
Granted	–	$–
Forfeited/Cancelled	(886)	$1.88
Expired	–	$–
Exercised	(44,588)	$2.42
Outstanding at July 31, 2020	626,812	$1.87

Exercisable at July 31, 2020	290,370	$2.27
Exercisable at April 30, 2020	282,358	$2.43

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Employee and non-employee stock-based compensation amounts classified in the Company's consolidated statements of operations for the three months ended July 31, 2020 and 2019 are as follows:

	Three Months Ended
	July 31,
	2020	2019
Cost of sales	$8,276	$11,220
Sales and marketing	13,110	15,724
Research and development	9,025	10,303
General and administrative	10,908	10,768
Total stock-option based compensation	$41,319	$48,015

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the "ESPP") all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company's common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee's base salary in shares. During the three months ended July 31, 2020, the Company matched $4,642 (2019 - $5,263) in shares purchased by employees under the ESPP. During the three months ended July 31, 2020, 2,495 shares (2019 - 6,624 shares) were purchased on the open market and 1,286 shares (2019 - 3,134) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of July 31, 2020, a total of 133,480 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the three months ended July 31, 2020 and 2019, the Company did not issue any deferred stock units ("DSUs") under the Deferred Stock Unit Plan ("DSUP"). As of July 31, 2020, a total of 41,097 shares were available for issuance under the DSUP.

The following table summarizes the Company's outstanding DSU awards as of July 31, 2020, and changes during the period then ended:

	Number of DSUs	Weighted Average Grant Date Fair Value Per DSU
DSUs outstanding at April 30, 2020	699,183	$2.21
Granted	–	$–
Cancelled	(2,000)	$1.14
DSUs outstanding at July 31, 2020	697,183	$2.21

Employee and non-employee DSU based compensation amounts classified in the Company's consolidated statements of operations for the three months ended July 31, 2020 and 2019 are as follows:

	Three Months Ended
	July 31,
	2020	2019
Cost of sales	$3,368	$1,175
Sales and marketing	8,140	4,700
Research and development	3,368	1,175
General and administrative	13,989	13,276
	$28,865	$20,326

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Note 10	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation ("Wesley Clover"), a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd. ("KMB Trac Two Holdings"), a company owned by the spouse of a director of the Company. As of July 31, 2020, the principal balance of the related party loan payable due to Wesley Clover and KMB Trac Two Holdings was $1,000,000 and $1,000,000 (2019 - $1,500,000 and $1,500,000), respectively and interest payable to each lender was $70,042 (2019 - $10,192). During the three months ended July 31, 2020, the Company recognized $60,625 (2019 - $60,493), in interest expense in the consolidated statement of operations. See Note 7 - Related Party Loan Payable for more information.

During the three months ended July 31, 2020, the Company through its wholly owned subsidiary, CounterPath Technologies Inc., paid $Nil (2019 - $21,195), to KRP Properties ("KRP") (previously known as Kanata Research Park Corporation) for leased office space. KRP is a division of Wesley Clover which is controlled by the Chairman of the Company.

During the three months ended July 31, 2020, the Company sold $33,463 (2019 - $8,637), in subscription services to WCS Europe, a company controlled by the Chairman of the Company.

On November 8, 2019, the Company entered into an agreement with WCS Europe to hire a dedicated resource to assist with business development in the EMEA region. The initial term of the agreement is for six months, invoiced quarterly in advance at 3,500 euros per month. The services shall renew for another six months subject to mutual agreement with 30 day notice. For the three months ended July 31, 2020, the Company paid $11,897 to WCS Europe.

On November 26, 2019, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with ThinkRF Corp. ("ThinkRF") to lease office space beginning January 1, 2020. During the three months ended July 31, 2020, CounterPath Technologies Inc. paid $7,405 to ThinkRF. ThinkRF is a company controlled by the Chairman of the Company.

On June 10, 2020, the Company issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006. In connection with the private placement, Wesley Clover purchased 142,451 shares and KMB Trac Two Holdings purchased 142,451 shares.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

Note 11	Segmented Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable operating segment.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019
North America	$2,616,331	$1,744,753
EMEA	548,077	469,520
Asia Pacific	149,208	252,712
Latin America	115,590	106,683
	$3,429,206	$2,573,668

All of the Company's long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	July 31, 2020	April 30, 2020
Canada	$8,135,005	$7,785,682
United States	93,428	106,704
	$8,228,433	$7,892,386

Note 12	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of approximately 1.4 to 4.2 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. In the initial calculation of the right-of-use asset and lease liability, the Company included a five-year extension on one of its operating leases, as it was reasonably certain to exercise the extension option. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

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

During the three months ended July 31, 2020 and 2019, operating lease expense was approximately $110,771 and $138,277, respectively, and the cash paid for amounts included in the measurement of the operating lease liabilities was $106,764 and $127,420, respectively.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

The following table presents the Company's operating lease right-of-use assets and liabilities as of July 31, 2020:

July 31, 2020
Assets
Operating lease right-of-use assets	$1,337,974

Liabilities
Operating lease liabilities - current	$307,185
Operating lease liabilities - non-current	1,061,573
Total operating lease liabilities	$1,368,758

As of July 31, 2020 and April 30, 2020, total right-of-use assets and lease liabilities recognized on the consolidated balance sheets attributable to related parties was $39,591 and $44,382, respectively.

The following table presents supplemental information for the three months ended July 31, 2020:

Weighted average remaining lease term	4.0 years
Weighted average discount rate	9.8%
Operating cash flow from operating leases	($106,764)

As of July 31, 2020, estimated future commitments related to operating leases were as follows:

2021	$315,648
2022	407,943
2023	375,052
2024	386,973
2025	163,642
Thereafter	−
Less: imputed interest	(280,500)
Operating lease liabilities	$1,368,758

Note 13	Commitments

Total payable by the Company over the term of two third-party vendor contracts for the fiscal years ended are as follows:

	Voice Platform Service Contract	Marketing Service Contract	Total
2021	$160,000	$33,346	$193,346
2022	−	44,928	44,928
2023	−	33,696	33,696
Thereafter	−	−	−
	$160,000	$111,970	$271,970

Note 14

Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS July 31, 2020 (Unaudited)

Note 15	Net income (loss) per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended
	July 31,
	2020	2019
Numerator
Net income (loss)	$24,614	$(929,723)

Denominator
Weighted average shares outstanding	6,273,833	5,952,122
Effect of dilutive securities	950,351	−
	7,224,184	5,952,122

Basic income (loss) per share	$0.00	$(0.16)
Diluted income (loss) per share	$0.00	$(0.16)

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China (and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak will have on our results of operations, financial condition, or liquidity for fiscal year 2021. As of the date of this Quarterly Report on Form 10-Q, we have not experienced meaningful delays in securing new customers and related revenues, cancellations of existing contracts, or meaningful delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely on in fiscal year 2021.

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

There have been no significant changes to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended April 30, 2020.

Results of Operations

Our operating activities during the three months ended July 31, 2020 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three months ended July 31, 2020, we recorded increased (decreased) operating costs on translation of Canadian dollar costs as compared to the three months ended July 31, 2019 of approximately ($53,566).

Selected Consolidated Financial Information

The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three months ended July 31, 2020 and 2019 has been derived from the consolidated unaudited financial statements and accompanying notes for the three months ended July 31, 2020 and 2019 and the audited consolidated financial statements for the fiscal year ended April 30, 2020. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data
	Three Months Ended July 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue	$3,429,206	100%	$2,573,668	100%

Operating expenses	(3,148,919)	(92%)	(3,258,314)	(127%)
Income/(loss) from operations	$280,287	8%	($684,846)	(27%)
Interest expense, net	(71,205)	(2%)	(70,573)	(2%)
Foreign exchange loss	(346,394)	(10%)	(174,890)	(7%)
Change in fair value of derivative instruments	161,926	5%	586	-%
Net income (loss)	$24,614	1%	($929,723)	(36%	)

Net income (loss) per share
-Basic and diluted	$0.00	($0.16)
Weighted average common shares outstanding
-Basic	6,273,833	5,952,122
-Diluted	7,224,184	5,952,122

Revenue

	Three Months Ended July 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$829,685	24%	$1,009,824	39%	($180,139)	(18%)
Subscription, support and maintenance	2,082,799	61%	1,421,862	55%	660,937	46%
Professional services and other	516,722	15%	141,982	6%	374,740	264%
Total revenue	$3,429,206	100%	$2,573,668	100%	$855,538	33%

Revenue by Region
North America	$2,616,331	76%	$1,744,753	68%	$871,578	50%
International	812,875	24%	828,915	32%	(16,040)	(2%)
Total revenue	$3,429,206	100%	$2,573,668	100%	$855,538	33%

For the three months ended July 31, 2020, we generated $3,429,206 in revenue compared to $2,573,668 for the three months ended July 31, 2019, representing an increase of $855,538 or 33%.

Software revenue decreased by $180,139 or 18% to $829,685 for the three months ended July 31, 2020 compared to $1,009,824 for the three months ended July 31, 2019. The decrease in software revenue was a result of decreased sales to enterprises and channel partners purchasing perpetual software licenses.

Subscription, support and maintenance revenue increased by $660,937 or 46% to $2,082,799 for the three months ended July 31, 2020 compared to $1,421,832 for the three months ended July 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased subscription sales to enterprises, channel partners, and service providers as the Company is shifting its licensing model to subscription based licensing.

Professional services and other revenue increased by $374,740 or 264% to $516,722 for the three months ended July 31, 2020 compared to $141,982 for the three months ended July 31, 2019. The increase in professional services and other revenue was a result of increased sales to channel partners primarily related to the customization of software licenses.

North American revenue increased by $871,578 or 50% to $2,616,331 for the three months ended July 31, 2020 compared to $1,744,753 for the three months ended July 31, 2019, as a result of increased sales of service to channel partners, enterprises, and service providers. International revenue outside of North America decreased by $16,040 or 2% to $812,875 for the three months ended July 31, 2020 compared to $828,915 for the three months ended July 31, 2019, as a result of lower sales of software to international enterprises and channel partners.

Operating Expenses

Cost of Sales

Cost of sales for the three months ended July 31, 2020 and 2019 were as follows:

	July 31, 2020		July 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$555,889	16%	$511,360	20%	$44,529	9%

Cost of sales was $555,889 for the three months ended July 31, 2020 compared to $511,360 for the three months ended July 31, 2019. An increase of $44,529 or 9% was primarily attributable to an increase in costs related to license fees of approximately $28,000, an increase of wages and benefits expenses of approximately $13,000 and third-party service fees of approximately $3,400.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2020 and 2019 were as follows:

	July 31, 2020		July 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$852,974	25%	$970,593	38%	($117,619)	(12%)

Sales and marketing expenses were $852,974 for the three months ended July 31, 2020 compared to $970,593 for the three months ended July 31, 2019. The decrease of $117,619 or 12% was primarily attributable to decreases in travel and trade show expenses of approximately $83,000, decreases in consulting expenses of approximately $12,000, and stock based compensation of approximately $22,000.

Research and Development

Research and development expenses for the three months ended July 31, 2020 and 2019 were as follows:

	July 31, 2020		July 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$1,030,136	30%	$1,131,848	44%	($101,712)	(9%)

Research and development expenses were $1,030,136 for the three months ended July 31, 2020 compared to $1,131,848 for the three months ended July 31, 2019. The decrease of $101,712 or 9% was primarily attributable to the overall reduction in costs which resulted in decreases in third-party service fees of approximately $33,000, wages and benefits of approximately $74,000 offset by an increase in other expenses of approximately $5,000.

General and Administrative

General and administrative expenses for the three months ended July 31, 2020 and 2019 were as follows:

	July 31, 2020		July 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$709,920	21%	$644,713	25%	$65,207	10%

 General and administrative expenses were $709,920 for the three months ended July 31, 2020 compared to $644,713 for the three months ended July 31, 2019. The increase of $65,207 or 10% in general and administrative expenses was primarily attributable to increases in bad debts expense of approximately $27,000, professional fees of approximately $19,000, and wages and benefits expense of approximately $24,000. This increase was offset by a decrease in communication expenses of approximately $6,000.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($255,673) for the three months ended July 31, 2020, compared to ($244,877) for the same period in the prior year. The change of $10,796 or 4% is primarily due to increases in the foreign exchange loss of approximately $171,500, offset by a decrease due to a gain resulting from the change in fair value of derivative instruments of approximately $161,000.

The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

 The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	July 31, 2020	April 30, 2020
Cash	$2,674,216	$2,433,266
Current assets	$5,093,159	$5,450,228
Total assets	$13,487,002	$13,655,953
Current liabilities	$8,768,577	$10,499,343
Total liabilities	$9,839,913	$11,611,636

As of July 31, 2020, we had $2,674,216 in cash compared to $2,433,266 as of April 30, 2020, representing an increase of $240,950. Our working capital deficit was $3,675,418 at July 31, 2020 compared to working capital deficit of $5,049,115 at April 30, 2020, representing a decrease of $1,373,697.

We have experienced recurring losses and have an accumulated deficit of $69,653,042 as of July 31, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and have not reached profitable operations on a consistent basis. However, during the quarter ended July 31, 2020, revenue has increased by approximately 33% compared to the quarter ended July 31, 2019. It is uncertain whether the Company would have sufficient cash flows to meet its current obligations to repay the related party loan payable of $2,000,000, which is due on April 11, 2021. Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which our customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs and obtaining financial assistance made available from the US government under the Paycheck Protection Program; however, we are unable to determine the future impact on our financial position and operating results. Together, these factors raise substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

To alleviate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During the quarter ended July 31, 2020, recurring revenue as a percentage of total revenue increased from 55% in the prior year to 61% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, and enable our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Solo and Bria Teams which are subscription based unified communication services.  In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion.  Software sold through the Channel Partner Program is extensively licensed on a subscription basis.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. In October 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000, which was subsequently increased to $5,000,000 on July 10, 2019. As of July 31, 2020, the principal balance of the related party loan payable was $2,000,000 and total interest payable on the loan was $140,084. The unused portion of the loan principal to $3,000,000. See Notes to the Consolidated Financial Statements - Note 7 - Related Party Loan Payable for more information.

On May 1, 2020, through our subsidiary, CounterPath LLC, we entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Loan is forgivable if used to retain workers and maintain payroll or to make lease payments and utility payments as specified under the Paycheck Protection Rule. The remaining loan balance that is not forgiven will bear interest at a rate of 1% per annum after a six-month deferment period, with a maturity date of two years from the funding date of the loan. We expect the loan to be fully forgiven during the fiscal year ended April 30, 2021.

In addition, on June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006.

Our company has $2,119,162 in cash held outside of the United States, and there is no intent to repatriate such cash at this time. Should we decide to repatriate such cash in the future, taxes would need to be accrued and paid.

On August 28, 2020, we entered into a sales agreement with A.G.P./Alliance Global Partners, as sales agent, pursuant to which we may offer and sell, from time to time, through or to A.G.P./Alliance Global Partners, as sales agent and/or principal, up to $5,000,000 in shares of our common stock. Subject to the terms and conditions of the sales agreement, A.G.P./Alliance Global Partners agreed to use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Under the sales agreement, A.G.P./Alliance Global Partners may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any of the shares, and may at any time suspend offers under the sales agreement. The offering will terminate upon (a) the election of A.G.P./Alliance Global Partners upon the occurrence of certain adverse events, (b) ten business days' advance notice from one party to the other, or (c) the sale of all of the shares. Under the terms of the sales agreement, A.G.P./Alliance Global Partners will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the sales agreement. We will also reimburse A.G.P./Alliance Global Partners for certain expenses incurred in connection with the sales agreement, and agreed to provide indemnification and contribution to A.G.P./Alliance Global Partners with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

Cash Flows

 Our cash flows for the three months ended July 31, 2020 and 2019 are as follows:

	Three months ended July 31, 2020	Three months ended July 31, 2019
Net cash provided by (used in) operating activities	$1,003,886	($630,508)
Net cash used in investing activities	($19,618)	($19,853)
Net cash (used in) provided by financing activities	($794,503)	$5,263
Net increase (decrease) in cash	$240,950	($638,505)

Operating Activities

 Our operating activities resulted in a net cash inflow of $1,003,886 for the three months ended July 31, 2020 compared to a net cash outflow of $630,508 for the same period in the prior year, representing an increase in net cash provided in operating activities of $1,634,394. The increase in net cash provided in operating activities for the three months ended July 31, 2020 was primarily due to an increase in net income of approximately $954,300, an increase in the change in accounts receivable of approximately $355,000, an increase to the change in unearned revenue of approximately $200,200, a decrease to the change in accounts payable and accrued liabilities of approximately $171,000, an increase in non-cash foreign exchange losses by approximately $93,600 and an increase in the provision for bad debts of approximately $27,400. This increase was primarily offset by the gain resulting from the change in fair value of derivative instruments of approximately $165,000 and a decrease in operating lease expense, net of accretion of approximately $27,500.

Investing Activities

 Investing activities resulted in a net cash outflow of $19,618 for the three months ended July 31, 2020, compared to $19,853 for the same period in the prior year. The increase in net cash outflow from investing activities was primarily a result of an increase in investments in computer equipment. At July 31, 2020, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $794,503 for the three months ended July 31, 2020 compared to a net cash inflow of $5,263 for the three months ended July 31, 2019. The decrease in cash inflow from financing activities was primarily due to the repayment of the related party loan of $2,000,000, offset by cash inflows of approximately $1,000,000 related to the private placement completed on June 11, 2020 and an increase in the loan payable of $209,305.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. We adopted the new standard effective May 1, 2020 and have concluded that there is no material impact on our consolidated interim financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which amends the guidance to eliminate Step 2 from the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. As a smaller reporting company, the amendment is effective for interim and annual periods beginning after December 15, 2021, and early adoption is permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous "incurred loss" methodology was restrictive for a company's ability to record credit losses based on not yet meeting the "probable" threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. As a smaller reporting company, ASU 2016-13 and its subsequent updates are effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and our Vice President of Finance.  Based upon that evaluation, our Chief Executive Officer and our Vice President of Finance concluded that as of July 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to meet our current liabilities of $8,768,577 million as of July 31, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never reach sustained profitability. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

On October 10, 2018, as amended on July 10, 2019 and February 1, 2020, our company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. As of September 4, 2020, Wesley Clover International Corporation owns approximately 25.7% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk's spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk, together, own approximately 21.3% of our common shares. Pursuant to the terms of the Loan Agreement and subsequent amendments, the loan is unsecured and will be made available in multiple advances at the discretion of our company and, effective February 1, 2020, accrues interest at a rate of 8%, compounded daily. The outstanding principal and any accrued interest may be prepaid without penalty and is to be repaid before April 11, 2011. The loan is intended to be used for general working capital purposes. As of July 31, 2020, the principal balance of the related party loan payable, including interest was $2,140,084.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended July 31, 2020 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company's foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the three months ended July 31, 2020 (2019 - none).

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

On December 16, 2019, we received a letter from the listing qualifications department staff of the NASDAQ Stock Market notifying us that the stockholders' equity of $1,922,675 as reported in our quarterly report on Form 10-Q for the period ended October 31, 2019 was below the minimum stockholders' equity of $2,500,000. As of January 31, 2020 the stockholders' equity decreased to $1,777,646. The minimum stockholders' equity of $2,500,000 is required for continued listing on the NASDAQ Capital Market as set forth in NASDAQ listing rule 5550(b)(1). We were provided 45 calendar days, or until January 30, 2020, to submit a plan to regain compliance with the minimum stockholders' equity standard. On January 28, 2020, we made application for an extension of up to 165 calendar days from the date of the notification letter to regain compliance with the minimum stockholders' equity standard and the extension was granted for 136 calendar days by NASDAQ on February 10, 2020.

On June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement for total gross proceeds of $1,000,006. On June 16, 2020, we received a letter from NASDAQ wherein, based on our current report on Form 8-K dated June 11, 2020 relating to the private placement, NASDAQ has determined that we comply with the NASDAQ listing rule 5550(b)(1). NASDAQ continues to monitor our ongoing compliance with the minimum stockholders' equity requirement and, if at the time of our periodic report for the quarter ended July 31, 2020, we did not evidence compliance with the minimum stockholders' equity requirement, we would have been subject to delisting. As of July 31, 2020, our stockholders' equity increased to $3,647,089. There can be no assurance that we will be able to maintain compliance with the minimum stockholders' equity requirement.

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

 Based on the 6,411,063 shares of common stock that were issued and outstanding as of July 31, 2020, our directors owned approximately 51% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

 If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at July 31, 2020, then we would be required to issue an additional 1,323,994 shares of our common stock, which would represent approximately 17% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Since the beginning of our quarter ended July 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

 Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Certificate of Designation (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.4	Articles of Merger (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

3.6	Certificate of Change (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.7	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.4	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.6	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.8	Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.9	Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.10	Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

10.11	Amendment Agreement dated February 1, 2020 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 11, 2020)

10.12	Form of Subscription Agreement between our company and investors in connection with the non-brokered private placement completed on June 10, 2020 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2020)

10.13	Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated May 17, 2018 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.14	Amendment to Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated September 23, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.15	Executive Employment Agreement between David Karp and CounterPath Corporation and CounterPath Technologies Inc. dated April 14, 2020 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.16	Employment Agreement between Todd Carothers and CounterPath, LLC dated January 1, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.17	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated November 15, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.18	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated April 14, 2020 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.19	Sales Agreement, dated as of August 28, 2020, by and between CounterPath Corporation and A.G.P./Alliance Global Partners. (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2020)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the State of Delaware)

CounterPath, LLC (organized in the State of Delaware)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Karp

31.2*	Section 302 Certification of Karen Luk

(32)	Section 906 Certifications

32.1*	Section 906 Certification of David Karp

32.2*	Section 906 Certification of Karen Luk

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date:	September 10, 2020