Form 10-Q
period 2020-10-31
COUNTERPATH CORP
filed 2020-12-14
CIK 1236997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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
Yes [  ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,440,136 shares of common stock issued and outstanding as of December 8, 2020.

COUNTERPATH CORPORATION

OCTOBER 31, 2020 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2020 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

In the interim consolidated financial statements for the quarter ended October 31, 2020, all amounts are expressed in United States dollars, unless otherwise indicated. The interim consolidated financial statements for the quarter ended October 31, 2020 are prepared in accordance with generally accepted accounting principles in the United States of America.

COUNTERPATH CORPORATION

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)
(Stated in U.S. Dollars)

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. dollars, except number of shares)

(Unaudited)

	October 31,	April 30,
	2020	2020

Assets
Current assets:
Cash	$2,480,174	$2,433,266
Accounts receivable (net of allowance for doubtful accounts of $461,516 (2020 - $317,230)	2,220,579	2,553,714
Deferred sales commission costs - current - Note 4	126,148	129,946
Prepaid expenses and other current assets	266,664	326,921
Derivative assets - Note 5	6,905	6,381
Total current assets	5,100,470	5,450,228

Deposits	84,625	82,039
Deferred sales commission costs - non-current - Note 4	64,769	92,644
Equipment, net	123,017	111,672
Operating lease right-of-use assets - Note 12	1,335,608	1,370,035
Goodwill	6,599,206	6,323,390
Intangibles and other assets	226,877	225,945
Total Assets	$13,534,572	$13,655,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,327,371	$2,231,777
Loan payable - Note 8	209,035	-
Related party loan payable - current - Note 7	1,000,000	4,000,000
Derivative liability - Note 5	11,338	140,299
Unearned revenue	4,530,653	3,782,400
Operating lease liabilities - current - Note 12	318,335	293,322
Accrued warranty	48,075	51,545
Total current liabilities	8,444,807	10,499,343

Operating lease liabilities - non-current - Note 12	1,051,597	1,102,530
Unrecognized tax liability	9,763	9,763
Total liabilities	9,506,167	11,611,636

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized: 100,000,000
Issued and outstanding: October 31, 2020 - nil; April 30, 2020 - nil	-	-
Common stock, $0.001 par value - Note 9
Authorized: 50,000,000
Issued:
October 31, 2020 - 6,438,905; April 30, 2020 - 6,103,612	6,439	6,104
Additional paid-in capital	77,337,484	76,066,930
Accumulated deficit - Note 2	(69,576,594)	(69,677,656)
Accumulated other comprehensive loss - currency translation adjustment	(3,738,924)	(4,351,061)
Total stockholders' equity	4,028,405	2,044,317
Liabilities and Stockholders' Equity	$13,534,572	$13,655,953

Commitments - Note 13
Contingencies - Note 14
Going concern - Note 2

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue - Note 11:
Software	$875,504	$1,042,208	$1,705,189	$2,052,032
Subscription, support and maintenance	2,305,236	1,502,944	4,388,035	2,924,806
Professional services and other	431,109	155,770	947,831	297,752
Total revenue	3,611,849	2,700,922	7,041,055	5,274,590
Operating expenses:
Cost of sales	589,552	562,619	1,145,441	1,073,979
Sales and marketing	1,015,803	955,010	1,868,777	1,925,603
Research and development	1,060,721	1,233,994	2,090,857	2,365,842
General and administrative	792,802	655,273	1,502,722	1,299,986
Total operating expenses	3,458,878	3,406,896	6,607,797	6,665,410
Income (loss) from operations	152,971	(705,974)	433,258	(1,390,820)
Interest and other (expense) income, net:
Interest expense	(43,089)	(82,217)	(114,297)	(152,790)
Foreign exchange loss	(5,490)	(14,620)	(351,884)	(189,510)
Change in fair value of derivative instruments	(27,944)	9,608	133,982	10,194
Loss on lease termination	-	(8,746)	-	(8,746)
Other income	-	700	3	700
Total interest and other expense net	(76,523)	(95,275)	(332,196)	(340,152)
Net income (loss) for the period	$76,448	$(801,249)	$101,062	$(1,730,972)

Net Income (loss) per share - Note 15:
Basic	$0.01	$(0.13)	$0.02	$(0.29)
Diluted	$0.01	$(0.13)	$0.01	$(0.29)
Weighted average common shares outstanding:
Basic	6,418,388	5,955,954	6,346,110	5,954,038
Diluted	7,472,070	5,955,954	7,425,554	5,954,038

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net income (loss) for the period	$76,448	$(801,249)	$101,062	$(1,730,972)
Other comprehensive income (loss):
Foreign currency translation adjustments	100,624	(9,551)	612,137	292,992
Comprehensive income (loss)	$177,072	$(810,800)	$713,199	$(1,437,980)

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Six Months Ended
	October 31,
	2020	2019

Cash flows from operating activities:
Net income (loss) for the period	$101,062	(1,730,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	148,397	113,536
Deferred lease inducements	-	(4,115)
Depreciation and amortization	41,716	37,249
Operating lease expense - Note 12	155,762	275,891
Unrealized foreign exchange loss	342,277	184,618
Stock-based compensation - Note 9	189,069	124,103
Change in fair value of derivative instruments	(135,883)	(9,328)

Changes in assets and liabilities:
Accounts payable and accrued liabilities	60,475	(266,639)
Accounts receivable	184,738	288,120
Deferred sales commission costs - Note 4	24,687	(25,102)
Prepaid expenses and other current assets	57,344	87,812
Accrued warranty	(3,470)	(7,716)
Operating lease liabilities - Note 12	(148,828)	(257,256)
Operating lease deposits	638	-
Unearned revenue - Note 4	748,253	220,027
Other current liabilities	-	(947)
Net cash provided by (used in) operating activities	1,766,237	(970,719)

Cash flows from investing activities:
Purchases of equipment	(48,443)	(40,040)
Purchases of intangibles	(2,980)	(3,666)
Net cash used in investing activities	(51,423)	(43,706)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,081,820	10,656
Proceeds received from loan payable - Note 8	209,035	-
Repayment of related party loan payable - Note 7	(3,000,000)	1,000,000
Net cash (used in) provided by financing activities	(1,709,145)	1,010,656

Foreign exchange effect on cash	41,239	(5,473)

Increase (decrease) in cash	46,908	(9,242)

Cash, beginning of the period	2,433,266	1,862,458
Cash, end of the period	$2,480,174	$1,853,216

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$121,644
Taxes	$-	$-

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the Six Months Ended October 31, 2020
(Stated in U.S. dollars, except number of shares)
(Unaudited)

	Common Shares		Treasury Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, April 30, 2019	5,950,246	$5,950	-	$-	$75,667,533	$(68,581,091)	$(3,866,495)	$3,225,897

Stock-based compensation - Note 9	-	-	-	-	124,103	-	-	124,103
Shares issued - Note 9:	-	-	-	-	-	-	-	-
Employee share purchase plan	7,339	7	-	-	10,648	-	-	10,655
Net loss for the period	-	-	-	-	-	(1,730,972)	-	(1,730,972)
Foreign currency translation adjustment	-	-	-	-	-	-	292,992	292,992
Balance, October 31, 2019	5,957,585	$5,957	-	$-	$75,802,284	$(70,312,063)	$(3,573,503)	$1,922,675

Balance, April 30,2020	6,103,612	$6,104	-	$-	$76,066,930	$(69,677,656)	$(4,351,061)	$2,044,317

Stock-based compensation - Note 9	-	-	-	-	189,069	-	-	189,069
Shares issued - Note 9:
At-the-market equity offering program - Note 9	26,529	26	-	-	83,145	-	-	83,171
At-the-market equity offering costs	-	-	-	-	(2,715)	-		(2,715)
Private placement - Note 10	284,902	285	-	-	999,721	-	-	1,000,006
Private placement costs	-	-	-	-	(6,692)	-	-	(6,692)
Employee share purchase plan	2,599	3	-	-	9,507	-	-	9,510
Exercise of stock options	21,263	21	-	-	(1,481)			(1,460)
Net income for the period	-	-	-	-	-	101,062	-	101,062
Foreign currency translation adjustment	-	-	-	-	-	-	612,137	612,137
Balance, October 31, 2020	6,438,905	$6,439	-	$-	$77,337,484	$(69,576,594)	$(3,738,924)	$4,028,405

See accompanying notes to the interim consolidated financial statements

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Note 1	Nature of Operations

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Going Concern

The Company has experienced recurring losses and has an accumulated deficit of $69,576,594 as of October 31, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including its buildout of a cloud based subscription platform concurrent with the change of its licensing model to subscription based licensing and has not reached profitable operations on a consistent basis. However, during the quarter ended October 31, 2020, revenue has increased by approximately 34%, compared to the quarter ended October 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to enterprises, channel partners, and the company shifting its licensing model to subscription based licensing. Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which the Company's customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs and obtaining financial assistance made available through the U.S. government through the Paycheck Protection Program. However, the Company is unable to determine the future impact on its financial position and operating results. Together, these factors raise substantial doubt about the Company's ability to continue operating as a going concern within one year of the date of issuance of the interim consolidated financial statements.

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

The Company has taken steps to obtain financial assistance made available from the U.S. government to help mitigate the impact of COVID-19 on its operations. On May 1, 2020, the Company, through its subsidiary, CounterPath LLC, entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). See Note 8 - Loan Payable for more information. In addition, under the existing related party loan agreement, as of October 31, 2020, the unused portion of the loan principal was $4,000,000. See Note 7 - Related Party Loan Payable for more information.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Operating results for the three and six months ended October 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

Note 3	Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these interim consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the Securities Exchange Commission on July 20, 2020, and there have been no changes to the Company's significant accounting policies during the three and six months ended October 31, 2020. All amounts and disclosures set forth herein are in compliance with these standards.

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

The table below presents significant customers who accounted for greater than 10% of total accounts receivable as of October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
Customer A	12%	2%
Customer B	-	10%

Accounts Receivable and Allowance for Doubtful Accounts Accounts receivable are presented net of an allowance for doubtful accounts.

	October 31, 2020	April 30, 2020
Balance of allowance for doubtful accounts, beginning of period	$317,230	$619,514
Bad debt provision	157,686	266,043
Recoveries	-	(115,997)
Write-off of receivables	(13,400)	(452,330)
Balance of allowance for doubtful accounts, end of period	$461,516	$317,230

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable is beyond the contractual payment terms, previous loss history, and the customer's current ability to pay its obligation. When the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer's related accounts. The Company records an allowance for doubtful accounts at the end of each reporting period based on 2% of amounts invoiced or the aggregate specified customer accounts, whichever is higher.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

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

In practice, the Company does not offer extended payment terms beyond six months to customers. As such, the Company does not adjust our consideration for financing arrangements.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

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

During the three months and six months ended October 31, 2020 the Company recognized $1,122,608 and $2,686,997 respectively in revenue in its consolidated statements of operations that was previously recognized as unearned revenue in the consolidated balance sheets at April 30, 2020.

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

COUNTERPATH CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

During the three months and six months ended October 31, 2020, the Company capitalized approximately $13,468 and $32,494, respectively, of costs to obtain revenue contracts and amortized approximately $33,865 and $71,676 of commissions to sales and marketing expense for those same periods. Capitalized costs to obtain revenue contracts on the Company's interim consolidated balance sheets totaled $190,917 at October 31, 2020.

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

Transaction Price Allocated to the Remaining Performance Obligations

The Company expects to recognize approximately $3,508,861, $1,377,098, $284,983, $114,102 and $18,000 in revenue during the years ended April 30, 2021 to April 30, 2025, respectively, under its customer contracts relating to fixed consideration associated with remaining performance obligations.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

During the three months and six months ended October 31, 2020, the Company did not enter into any designated cash flow hedge contracts.

The following table summarizes the notional amounts of the Company's outstanding derivative instruments:

Notional value of Undesignated Derivatives	October 31, 2020	April 30, 2020
Foreign currency option contracts	$2,043,600	$1,000,000
Foreign currency forward contracts	$1,020,000	$2,200,667

The following tables present the fair values of the Company's derivative instruments on a gross basis as reflected on the Company's consolidated balance sheets.

	October 31, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$–	$11,338
Foreign currency forward contracts	$6,905	$–

	April 30, 2020
Fair value of Undesignated Derivatives	Derivative Assets	Derivative Liabilities
Foreign currency option contracts	$–	$76,617
Foreign currency forward contracts	6,381	63,682
	$6,381	$140,299

During the three and six months ended October 31, 2020, the Company recorded (losses)/gains of ($27,944) and $133,982, respectively, resulting from the change in fair value of derivative instruments. During the three and six months ended October 31, 2019, the Company recorded gains of $9,608 and $10,194, respectively, resulting from the change in fair value of derivative instruments.

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Financial Instruments Measured at Fair value

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2020 and April 30, 2020.

As at October 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$2,480,174	$2,480,174	1	N/A
Foreign currency forward contracts	6,905	6,905	2	Note 5
	$2,487,079	$2,487,079

Liabilities
Foreign currency option contracts	$11,338	$11,338	2	Note 5

As at April 30, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash	$2,433,266	$2,433,266	1	N/A
Foreign currency option contracts	6,381	6,381	2	Note 5
	$2,439,647	$2,439,647

Liabilities
Foreign currency option contracts	$140,299	$140,299	2	Note 5

Financial Instruments Not Measured at Fair Value The following table presents the Company's liability that is not measured at fair value as of October 31, 2020, but for which fair value is available:

As at October 31, 2020	Carrying Amount	Fair Value	Fair Value Levels	Reference
Related party loan payable (including interest)	$1,172,612	$993,329	2	Note 7
Loan payable	$209,035	$209,035	2	Note 8

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

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

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

On June 15, 2020, and September 25, 2020 the Company repaid $2,000,000 and $1,000,000 respectively of the principal balance of the related party loan payable to Wesley Clover and KMB Trac Two Holdings, increasing the unused portion of the loan principal to $4,000,000.

As of October 31, 2020, the principal balance of the related party loan payable was $1,000,000, and interest payable was $172,612. During the three and six months ended October 31, 2020 the Company recognized $32,528 and $93,153, respectively in interest expense in the consolidated statement of operations. The Company recorded $72,110 and $132,603, in interest expense during the three and six months ended October 31, 2019. See Note 10 - Related Party Transactions for more information.

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

On October 13, 2020, the Company applied for forgiveness of the loan, and the forgiveness application is being reviewed by the U.S. Small Business Administration (SBA).

Note 9	Common Stock

Stock Options

During the six months ended October 31, 2020, the Company issued 14,675 and nil, shares respectively, pursuant to cashless exercises of 38,000 stock options and nil stock options respectively, and remitted employee tax withholdings of approximately $14,424 on behalf of its employees. During the three months ended October 31, 2020, the Company issued nil shares. No stock options were exercised during the same period in the prior year.

The following is a summary of the status of the Company's stock options as of October 31, 2020 and the stock option activity during the six months ended October 31, 2020:

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

	Weighted Average
	Number of	Exercise Price
	Options	per Share
Outstanding at April 30, 2020	672,286	$1.90
Granted	–	$–
Forfeited/Cancelled	(1,740)	$1.43
Expired	–	$–
Exercised	(44,588)	$2.42
Outstanding at October 31, 2020	625,958	$1.87

Exercisable at October 31, 2020	326,167	$2.22
Exercisable at April 30, 2020	282,358	$2.43

Employee and non-employee stock-based compensation amounts classified in the Company's consolidated statements of operations for the three months and six months ended October 31, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cost of sales	$8,196	$7,779	$16,472	$19,000
Sales and marketing	13,003	12,394	26,113	28,117
Research and development	8,897	6,682	17,922	16,985
General and administrative	9,192	9,930	20,101	20,698
Total stock-option based compensation	$39,288	$36,785	$80,608	$84,800

Employee Stock Purchase Plan

Under the terms of the Employee Stock Purchase Plan (the "ESPP") all regular salaried (non-probationary) employees can purchase up to 6% of their base salary in shares of the Company's common stock at market price. The Company matches 50% of the shares purchased by issuing or purchasing in the market up to 3% of the respective employee's base salary in shares. During the six months ended October 31, 2020, the Company matched $9,510 (2019 - $10,655) in shares purchased by employees under the ESPP. During the six months ended October 31, 2020, 5,115 shares (2019 - 15,261 shares) were purchased on the open market and 2,599 shares (2019 - 7,339) were issued from treasury under the ESPP.

A total of 220,000 shares have been reserved for issuance under the ESPP. As of October 31, 2020, a total of 132,167 shares were available for issuance under the ESPP.

Deferred Share Unit Plan

During the six months ended October 31, 2020, the Company issued 63,899 (2019 - nil) deferred stock units ("DSUs") under the Deferred Stock Unit Plan ("DSUP"). As of October 31, 2020, a total of 177,198 shares were available for issuance under the DSUP.

The following table summarizes the Company's outstanding DSU awards as of October 31, 2020, and changes during the period then ended:

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

	Number of DSUs	Weighted Average Grant Date Fair Value Per DSU
DSUs outstanding at April 30, 2020	699,183	$2.21
Granted	63,899	$3.11
Cancelled	(2,000)	$1.14
DSUs outstanding at October 31, 2020	761,082	$2.29

Employee and non-employee DSU based compensation amounts classified in the Company's consolidated statements of operations for the three months and six months ended October 31, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cost of sales	$3,368	$1,175	$6,735	$2,350
Sales and marketing	10,159	4,700	18,299	9,400
Research and development	3,368	1,175	6,735	2,350
General and administrative	62,703	11,928	76,692	25,203
	$79,598	$18,978	$108,461	$39,303

ATM - "at the market" offering

During the three and six months ended October 31, 2020, the Company issued a total of 26,529 and 26,529 shares of common stock in return for net proceeds of $80,457 (2019 - nil).  In addition, on June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006.

Note 10	Related Party Transactions

On October 10, 2018, the Company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation ("Wesley Clover"), a company controlled by the Chairman of the Company, and KMB Trac Two Holdings Ltd. ("KMB Trac Two Holdings"), a company owned by the spouse of a director of the Company. As of October 31, 2020, the principal balance of the related party loan payable due to Wesley Clover and KMB Trac Two Holdings was $500,000 and $500,000 (2019 - $2,000,000 and $2,000,000), respectively and interest payable to each lender was $86,306 (2019 - $13,589). During the three and six months ended October 31, 2020, the Company recognized $32,528 and $93,153 (2019 - $72,110 and $132,603), in interest expense in the consolidated statement of operations. See Note 7 - Related Party Loan Payable for more information.

During the three and six months ended October 31, 2020, the Company sold $56,766 and $92,792 (2019 - $28,398 and $42,465), in subscription services to WCS Europe, a company controlled by the Chairman of the Company.

On November 8, 2019, the Company entered into an agreement with WCS Europe to hire a dedicated resource to assist with business development in the EMEA region. The initial term of the agreement is for six months, invoiced quarterly in advance at 3,500 euros per month. The services shall renew for another six months subject to mutual agreement with 30 day notice. For the three and six months ended October 31, 2020, the Company paid $nil and $11,897 respectively to WCS Europe.

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

On November 26, 2019, the Company, through its wholly owned subsidiary, CounterPath Technologies Inc., entered into an agreement with ThinkRF Corp. ("ThinkRF") to lease office space beginning January 1, 2020. During the three and six months ended October 31, 2020, CounterPath Technologies Inc. paid $7,663 and $15,068, respectively to ThinkRF. ThinkRF is a company controlled by the Chairman of the Company.

On June 10, 2020, the Company issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006. In connection with the private placement, Wesley Clover purchased 142,451 shares and KMB Trac Two Holdings purchased 142,451 shares.

On September 16, 2020, the Company hired Cameron Bruk as an employee. Cameron Bruk is the son of a director of the Company.

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

Revenues are categorized based on the country in which the customer is located. The following is a summary of total revenues by geographic area for the three months and six months ended October 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
North America	$2,647,136	$1,739,962	$5,263,468	$3,484,714
EMEA	645,688	606,500	1,193,764	1,076,020
Asia Pacific	189,032	197,691	338,240	450,403
Latin America	129,993	156,769	245,583	263,453
	$3,611,849	$2,700,922	$7,041,055	$5,274,590

All of the Company's long-lived assets, which include equipment, goodwill and intangible assets and other assets, are located in Canada and the United States as follows:

	October 31, 2020	April 30, 2020
Canada	$8,139,509	$7,785,682
United States	85,488	106,704
	$8,224,997	$7,892,386

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Note 12	Leases

The Company has operating leases for its corporate offices located in Canada and the United States. The leases have remaining terms of approximately 1.2 to 3.9 years, some of which may include the option to extend the lease for one to five years. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of the minimum lease payments over the lease term. If the Company is reasonably certain that it will exercise the extension option, the extended period will be included in the calculation of the right-of-use asset and lease liability. In the initial calculation of the right-of-use asset and lease liability, the Company included a five-year extension on one of its operating leases, as it was reasonably certain to exercise the extension option. The lease agreements do not contain any variable payments, residual value guarantees or restrictive covenants.

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

During the three and six months ended October 31, 2020, operating lease expense was approximately $110,280 and $220,209, (2019 - $138,145 and $275,891) respectively, and the cash paid for amounts included in the measurement of the operating lease liabilities was $106,511 and $213,275, respectively, (2019 - $127,420 and $257,256).

The following table presents the Company's operating lease right-of-use assets and liabilities as of October 31, 2020:

October 31, 2020
Assets
Operating lease right-of-use assets	$1,335,608

Liabilities
Operating lease liabilities - current	$318,335
Operating lease liabilities - non-current	1,051,597
Total operating lease liabilities	$1,369,932

As of October 31, 2020 and April 30, 2020, total right-of-use assets and lease liabilities recognized on the consolidated balance sheets attributable to related parties was $33,264 and $44,382, respectively.

The following table presents supplemental information for the six months ended October 31, 2020:

Weighted average remaining lease term	3.7 years
Weighted average discount rate	9.8%
Operating cash flow from operating leases	($213,275)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

As of October 31, 2020, estimated future commitments related to operating leases were as follows:

2021	$216,413
2022	426,458
2023	416,803
2024	408,923
2025	166,614
Thereafter	−
Less: imputed interest	(265,279)
Operating lease liabilities	$1,369,932

Note 13	Commitments

Total payable by the Company over the term of two third-party vendor contracts for the fiscal years ended are as follows:

	Voice Platform Service Contract	Marketing Service Contract	Total
2021	$100,000	$22,289	$122,289
2022	−	44,928	44,928
2023	−	33,696	33,696
Thereafter	−	−	−
	$100,000	$100,913	$200,913

Note 14

Contingencies

The Company is party to legal claims from time to time which arise in the normal course of business. These claims are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 15	Net income (loss) per share

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Numerator
Net income (loss)	$76,448	$(801,249)	$101,062	$(1,730,972)

Denominator
Weighted average shares outstanding	6,418,388	5,955,954	6,346,110	5,954,038
Effect of dilutive securities	1,053,682	−	1,079,444	−
	7,472,070	5,955,954	7,425,554	5,954,038

Basic income (loss) loss per share	$0.01	$(0.13)	$0.02	$(0.29)
Diluted income (loss) per share	$0.01	$(0.13)	$0.01	$(0.29)

COUNTERPATH CORPORATION NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS October 31, 2020 (Unaudited)

Note 16

Subsequent Events

Subsequent to October 31, 2020, the Company made payments in the aggregate amount of $1,180,147 to pay all remaining principle and accrued interest balance of the related party loan payable to Wesley Clover and KMB Trac Two Holdings.

On December 6, 2020, the Company entered into an Agreement and Plan of Merger with Alianza, Inc. ("Alianza") and CounterPath Merger Sub Inc., a wholly-owned subsidiary of Alianza, pursuant to which, subject to the satisfaction or waiver of certain conditions, Alianza has agreed to acquire the Company in exchange for cash at $3.49 per share.

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

Proposed Merger with Alianza, Inc.

On December 6, 2020, the Company, a Nevada corporation, Alianza, Inc., ("Alianza"), a Delaware corporation, and CounterPath Merger Sub, Inc. ("Merger Sub"), a Nevada corporation and a wholly-owned subsidiary of Alianza, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, among other things, Alianza will acquire the Company in exchange for cash. The Merger Agreement was unanimously adopted by a special committee of certain independent members of the board of directors of the Company (the "Board") as well as the full Board.

Under the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") with the Company continuing as the surviving corporation, which will be a wholly owned subsidiary of Alianza. At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any further action on the part of the Company, Merger Sub, Alianza or any holder of shares of common stock of the Company or Merger Sub, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other the dissenting shares and the shares held by the Company, Alianza or Merger Sub) will be converted into the right to receive $3.49 in cash, without interest (the "Merger Consideration") and net of any withholding.

The Merger is subject to customary closing conditions, including but not limited to (i) approval of the Merger Agreement by the holders of a majority of shares of common stock of the Company and by the holders of a majority of shares of common stock of the Company held by the minority stockholders as required by Multilateral Instrument 61-101 Protection of Minority Security Holders in Special Transactions adopted by certain Canadian securities regulators, (ii) there not being dissenting shares representing more than 4% of the outstanding shares of common stock of the Company and (iii) the amended and restated employment agreements between Alianza and certain key employees being in full force and effect.

Under the Merger Agreement, the Company may not solicit an alternative acquisition proposal or, subject to exceptions that permit the Company's directors to take actions required by their fiduciary duties, change the recommendation to the Company's stockholders to approve the Merger, or enter into any agreement relating to an alternative acquisition proposal.

The Merger Agreement may be terminated under certain specified circumstances, including (i) by either the Company or Alianza if the Merger is not consummated on or before May 31, 2021 (the "End Date"), provided that Alianza must pay the Company a termination fee of $1.5 million if the Merger Agreement is terminated solely due to Alianza's failure to pay the Merger Consideration in full by the End Date, (ii) by the Company in order for the Company to enter into an agreement with respect to a superior proposal, so long as the Company complies with certain notice and other requirements relating to an alternative acquisition proposal, in which case the Company must pay Alianza a termination fee of $1.5 million, and (iii) by Alianza due to a change of recommendation by the Board or if the Company commits a willful breach of certain notice and other requirements relating to an alternative acquisition proposal, in which case the Company must pay Alianza a termination fee of $1.5 million,.

Each of Alianza, Merger Sub and the Company has made customary representations and warranties and agreed to customary covenants in the Merger Agreement.

As an inducement to the parties entering into the Merger Agreement, on December 6, 2020, certain stockholders of the Company, beneficially owning, in the aggregate, approximately 51.1% of the outstanding shares of common stock of the Company entered into a voting agreement, pursuant to which, among other things, such stockholders agreed to vote to approve the Merger Agreement and to take certain other actions in furtherance of the Merger.

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

Results of Operations

Our operating activities during the three and six months ended October 31, 2020 consisted primarily of selling our IP telephony software and related services to telecom service providers, enterprises and channel partners serving the telecom and enterprise segments, and the continued development of our IP telephony software products.

We generate our revenue primarily in U.S. dollars and incur a majority of our expenses in Canadian dollars. As a result of the fluctuation in the Canadian dollar against the U.S. dollar over the three and six months ended October 31, 2020, we recorded increased (decreased) operating costs on translation of Canadian dollar costs as compared to the to the three and six months ended October 31, 2019 of approximately $450 and ($53,116).

Selected Consolidated Financial Information

 The following tables set out selected consolidated unaudited financial information for the periods indicated. The selected consolidated financial information set out below for the three and  six months ended October 31, 2020 and 2019 has been derived from the consolidated unaudited financial statements and accompanying notes for the three and six months ended October 31, 2020 and 2019 and the audited consolidated financial statements for the fiscal year ended April 30, 2020. Each investor should read the following information in conjunction with those statements and the related notes thereto.

Selected Consolidated Statements of Operations Data
	Three Months Ended October 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue	$3,611,849	100%	$2,700,922	100%

Operating expenses	(3,458,878)	(96%)	(3,406,896)	(126%	)
Income (loss) from operations	152,971	4%	(705,974)	(26%	)
Interest expense	(43,089)	(1%)	(82,217)	(3%	)
Foreign exchange (loss) gain	(5,490)	(0%)	(14,620)	(1%	)
Change in fair value of derivative instruments	(27,944)	(1%)	9,608	−%

Selected Consolidated Statements of Operations Data
	Three Months Ended October 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Loss on lease termination	−	0%	(8,746)	−%
Other income	−	0%	700	−%
Net income (loss)	$76,448	2%	($801,249)	(30%	)

Net income (loss) per share
-Basic	$0.01		($0.13)
-Diluted	$0.01		($0.13)
Weighted average common shares outstanding
-Basic	6,418,388		5,955,954
-Diluted	7,472,070		5,955,954

Selected Consolidated Statements of Operations Data
	Six Months Ended October 31,
	2020		2019
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue	7,041,055	100%	$5,274,590	100%

Operating expenses	(6,607,797)	94%	(6,665,410)	(126%	)
Income (loss) from operations	433,258	6%	($1,390,820)	(26%)
Interest and other expense, net	(114,297)	(2%)	(152,790)	(3%)
Foreign exchange (loss) gain	(351,884)	(5%)	(189,510)	(4%)
Change in fair value of derivative instruments	133,982	2%	10,194	−%
Loss on lease termination	−	−%	(8,746)	−%
Other income	3	−%	700	−%
Net income (loss)	101,062	1%	(1,730,972)	(33%	)

Net income/(loss) per share
-Basic	$0.02		($0.29)
-Diluted	$0.01		($0.29)
Weighted average common shares outstanding
-Basic	6,346,110		5,954,038
_Diluted	7,425,554		5,954,038

Revenue

	Three Months Ended October 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$875,504	24%	$1,042,208	38%	($166,704)	(16%	)
Subscription, support and maintenance	2,305,236	64%	1,502,944	56%	802,292	53%
Professional services and other	431,109	12%	155,770	6%	275,339	177%
Total revenue	$3,611,849	100%	$2,700,922	100%	$910,927	34%

	Three Months Ended October 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Region
North America	$2,647,136	73%	$1,739,961	64%	$907,175	52%
International	964,713	27%	960,961	36%	3,752	−%
Total revenue	$3,611,849	100%	$2,700,922	100%	$910,927	34%

For the three months ended October 31, 2020, we generated $3,611,849 in revenue compared to $2,700,922 for the three months ended October 31, 2019, representing an increase of $910,927 or 34%.

Software revenue decreased by $166,704 or 16% to $875,504 for the three months ended October 31, 2020 compared to $1,042,208 for the three months ended October 31, 2019. The decrease in software revenue was a result of decreased sales to enterprises, and channel partners purchasing perpetual software licenses.

Subscription, support and maintenance revenue increased by $802,292 or 53% to $2,305,236 for the three months ended October 31, 2020 compared to $1,502,944 for the three months ended October 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to enterprises, channel partners, and the company shifting its licensing model to subscription based licensing.

Professional services and other revenue increased by $275,339 or 177% to $431,109 for the three months ended October 31, 2020 compared to $155,770 for the three months ended October 31, 2019. The increase in professional services and other revenue was a result of increase in subscription support and maintenance service to channel partners.

North American revenue increased by $907,175 or 52% to $2,647,136 for the three months ended October 31, 2020 compared to $1,739,961 for the three months ended October 31, 2019, as a result of increased sales of  service to enterprises, channel partners, and service providers. International revenue outside of North America marginally increased by $3,752 or -% to $964,713 for the three months ended October 31, 2020 compared to $960,961 for the three months ended October 31, 2019, as a result of higher sales of software and service to international channel partners, and service providers.

	Six Months Ended October 31,
	2020		2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Revenue by Type
Software	$1,705,189	24%	$2,052,032	39%	($346,843)	(17%	)
Subscription, support and maintenance	4,388,035	62%	2,924,806	55%	1,463,229	50%
Professional services and other	947,831	14%	297,752	6%	650,079	218%
Total revenue	$7,041,055	100%	$5,274,590	100%	$1,766,465	33%

Revenue by Region
North America	$5,263,468	75%	$3,484,713	66%	$1,778,755	51%
International	1,777,587	25%	1,789,877	34%	($12,290)	(1%	)
Total revenue	$7,041,055	100%	$5,274,590	100%	$1,766,465	33%

For the six months ended October 31, 2020, we generated $7,041,055 in revenue compared to $5,274,590 for the six months ended October 31, 2019, representing an increase of $1,766,465 or 33%.

Software revenue decreased by $346,843 or 17% to $1,705,189 for the six months ended October 31, 2020 compared to $2,052,032 for the six months ended October 31, 2019. The decrease in software revenue was a result of decreased sales to enterprises, and channel partners purchasing perpetual software licenses

Subscription, support and maintenance revenue increased by $1,463,229 or 50% to $4,388,035 for the six months ended October 31, 2020 compared to $2,924,806 for the six months ended October 31, 2019. The increase in subscription, support and maintenance revenue was a result of increased sales to enterprises, channel partners, and the company shifting its licensing model to subscription based licensing.

Professional services and other revenue increased by $650,079 or 218% to $947,831 for the six months ended October 31, 2020 compared to $297,752 for the six months ended October 31, 2019. The increase in professional services and other revenue was a result of increased sales to channel partners.

North American revenue increased by $1,778,755 or 51% to $5,263,468 for the six months ended October 31, 2020 compared to $3,484,713 for the six months ended October 31, 2019, as a result of increased sales of service to enterprises, channel partners, and service providers. International revenue outside of North America decreased by $12,290 or 1% to $1,777,587 for the six months ended October 31, 2020 compared to $1,789,877 for the six months ended October 31, 2019, as a result of lower sales of software and service to international enterprises, and service providers.

Operating Expenses

Cost of Sales

Cost of sales for the three months and six month ended October 31, 2020 and 2019 were as follows:

	October 31, 2020		October 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$589,552	16%	$562,619	21%	$26,933	5%
Six months ended	$1,145,441	16%	$1,073,979	20%	$71,462	7%

Cost of sales was $589,552 for the three months ended October 31, 2020 compared to $562,619 for the three months ended October 31, 2019. An increase of $26,933 or 7% was primarily attributable to an increase in costs related to software subscription fees of approximately $57,400, offset by a decrease in wages and benefits of approximately $30,400.

Cost of sales was $1,145,441 for the six months ended October 31, 2020 compared to $1,073,979 for the six months ended October 31, 2019. An increase of $71,462 or 7% was primarily attributable to an increase in costs related to license fees of approximately $68,000, an increase of software subscription costs of approximately $21,200, an increase in third-party service fees of approximately $3,400,  an increase in warranty related costs of approximately $4,000, and an increase in other costs of approximately $3,900, offset by a decrease in wages and benefits of approximately $29,000.

Sales and Marketing

Sales and marketing expenses for the three months and six months ended October 31, 2020 and 2019 were as follows:

	October 31, 2020		October 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$1,015,803	28%	$955,010	35%	$60,793	6%
Six months ended	$1,868,777	27%	$1,925,603	37%	($56,826)	(3%	)

Sales and marketing expenses were $1,015,803 for the three months ended October 31, 2020 compared to $955,010 for the three months ended October 31, 2019. The increase of $60,793 or 6% was primarily attributable to an increase in sales commission expense of approximately $159,000, increase in stock based compensation of approximately $4,000, offset by a decrease in wages and benefits expense of approximately $102,000.

Sales and marketing expenses were $1,868,777 for the six months ended October 31, 2020 compared to $1,925,603 for the six months ended October 31, 2019. The decrease of $56,826 or 3% was primarily attributable to decreases in travel and trade show expenses of approximately $67,000, decreases in wages and benefits expenses of approximately $181,700, decrease in rent expense of approximately $38,000, decrease in license and permits expenses of approximately $68,000, decrease in marketing related costs of approximately $12,000, decrease in communication related costs of approximately $6,000, offset by an increase in sales commission expense of $126,000, an increase in consulting expense of $139,000, increase in dues and subscriptions of $26,000, and an increase in marketing expenses of approximately $26,000.

Research and Development

Research and development expenses for the three months and six months ended October 31, 2020 and 2019 were as follows:

	October 31, 2020		October 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$1,060,721	29%	$1,233,994	46%	($173,273)	(14%)
Six months ended	$2,090,857	30%	$2,365,842	45%	($274,985)	(12%)

Research and development expenses were $1,060,721 for the three months ended October 31, 2020 compared to $1,233,994 for the three months ended October 31, 2019. The decrease of $173,273 or 14% was primarily attributable to the overall reduction in costs which resulted in decreases in wages and benefits of approximately $196,000, offset by an increase in other expenses of approximately $23,000.

Research and development expenses were $2,090,857 for the six months ended October 31, 2020 compared to $2,365,842 for the six months ended October 31, 2019. The decrease of $274,985 or 12% was primarily attributable to the overall reduction in costs which resulted in decreases in wages and benefits of approximately $270,000, and a decrease in other expenses of approximately $5,000.

General and Administrative

General and administrative expenses for the three months and six months ended October 31, 2020 and 2019 were as follows:

	October 31, 2020		October 31, 2019		Period-to-Period Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent Increase / (Decrease)
Three months ended	$792,802	22%	$655,273	24%	$137,529	21%
Six months ended	$1,502,722	21%	$1,299,986	25%	$202,736	16%

 General and administrative expenses were $792,802 for the three months ended October 31, 2020 compared to $655,273 for the three months ended October 31, 2019. The increase of $137,529 or 21% in general and administrative expenses was primarily attributable to increases in professional fees of approximately $71,000 , an increase in stock based compensation of approximately $50,000, and an increase in directors expense of approximately $23,000. This increase was offset by a decrease in other expenses of approximately $6,000.

General and administrative expenses were $1,502,722 for the six months ended October 31, 2020 compared to $1,299,986 for the six months ended October 31, 2019. The increase of $202,736 or 16% in general and administrative expenses was primarily attributable to increases in legal expenses of approximately $65,000, increase in bad debts expense of approximately $35,000, increase in professional fees of approximately $40,000, an increase in directors expense of approximately $44,000 and an increase in wages and benefits expense of approximately $32,000. This increase was offset by a decrease in patent costs of approximately $14,000.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($76,523) for the three months ended October 31, 2020, compared to ($95,275) for the same period in the prior year. The change of $18,752 or (20%) is primarily due to decrease in interest expense of approximately $39,000, a decrease in foreign exchange loss of approximately $9,200, and a decrease in loss due to lease termination of approximately $8,000. This decrease is offset by an increase in costs due to changes in fair value of derivative liability of approximately $37,500.

Interest and other (expense) income, net was ($332,196) for the six months ended October 31, 2020, compared to ($340,152) for the same period in the prior year. The change of $7,956 or (2%) is primarily due to decrease in interest expense of approximately $38,500, an increase in gain due to changes in fair value of derivative liability of approximately $124,000, and a decrease in loss due to lease termination of approximately $8,000. This gain is offset by an increase in foreign exchange loss of approximately $162,500.

The foreign exchange gain (loss) represents the gain (loss) on account of translation of the intercompany accounts of our subsidiary which maintains their records in Canadian dollars and transactional gains and losses. The foreign exchange gain (loss) includes the translation of quarterly intercompany transfer pricing invoices from our Canadian subsidiary to us.

Liquidity and Capital Resources

 The following is a summary of selected financial information as at the dates indicated:

Selected Consolidated Balance Sheet Data	October 31, 2020	April 30, 2020
Cash	$2,480,174	$2,433,266
Current assets	$5,100,470	$5,450,228
Total assets	$13,534,572	$13,655,953
Current liabilities	$8,444,807	$10,499,343
Total liabilities	$9,506,167	$11,611,636

As of October 31, 2020, we had $2,480,174 in cash compared to $2,433,266 as of April 30, 2020, representing an increase of $46,908. Our working capital deficit was $3,344,337 at October 31, 2020 compared to working capital deficit of $5,049,115 at April 30, 2020, representing a decrease of $1,704,778.

We have experienced recurring losses and have an accumulated deficit of $69,576,594 as of October 31, 2020, as a result of revenues being historically lower than expenses, resulting from a number of factors including our buildout of a cloud based subscription platform concurrent with the change of our licensing model to subscription based licensing and have not reached profitable operations on a consistent basis. However, during the quarter ended October 31, 2020, revenue has increased by approximately 34% compared to the quarter ended October 31, 2019 Further, due to the recent and ongoing outbreak of COVID-19, the spread of COVID-19 has severely impacted many economies around the world, including those in which our customers operate. Management has taken steps to help mitigate any potential negative impact on operations including having reduced operating costs and obtaining financial assistance made available from the US government under the Paycheck Protection Program; however, we are unable to determine the future impact on our financial position and operating results. Together, these factors raise substantial doubt about our ability to continue operating as a going concern within one year of the date of issuance of the consolidated financial statements.

To alleviate this situation, we have plans in place to improve our financial position and liquidity through additional financing, while executing on our growth strategy, and by managing and or reducing costs that are not expected to have an adverse impact on the ability to generate cash flows, as the transition to our software as a service platform and subscription licensing continues. During the quarter ended October 31, 2020, recurring revenue as a percentage of total revenue increased from 55% in the prior year to 62% of total revenue. We believe that increasing recurring revenue will stabilize the volatility of revenue over time, and enable our company to grow revenue from our extensive customer base. To increase our recurring revenue, we introduced Bria Solo and Bria Teams which are subscription based unified communication services.  In addition, we advanced our Channel Partner Program which enables us to leverage our sales force in regions outside of North America. The Channel Partner Program is administered through a partner portal enabling our partners to order and manage their customers and end users in an automated and scalable fashion.  Software sold through the Channel Partner Program is extensively licensed on a subscription basis.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. In October 2018, we entered into a loan agreement for an aggregate principal amount of up to $3,000,000, which was subsequently increased to $5,000,000 on July 10, 2019. As of October 31, 2020, the principal balance of the related party loan payable was $1,000,000 and total interest payable on the loan was $172,612. The unused portion of the loan principal to $4,000,000. See Notes to the Consolidated Financial Statements - Note 7 - Related Party Loan Payable for more information.

On May 1, 2020, through our subsidiary, CounterPath LLC, we entered into a promissory note with Bank of America for a term loan in the amount of $209,035 (the "Loan"). The Loan is made pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Loan is forgivable if used to retain workers and maintain payroll or to make lease payments and utility payments as specified under the Paycheck Protection Rule. The remaining loan balance that is not forgiven will bear interest at a rate of 1% per annum after a six-month deferment period, with a maturity date of two years from the funding date of the loan. We expect the loan to be fully forgiven during the fiscal year ended April 30, 2021. On October 13, 2020, the Company submitted an application for forgiveness of the Loan, which is under review by the U.S. Small Business Administration (SBA) as of the date of this report.

In addition, on June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement at a price of $3.51 per share for total gross proceeds of $1,000,006.

Our company has $1,786,998 in cash held outside of the United States, and there is no intent to repatriate such cash at this time.

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

During the three and six months ended October 31, 2020, the Company sold 26,529 and 26,529, shares of common stock under the "At the market offering" agreement for gross proceeds of $83,172, and after deducting commissions, net proceeds were $80,457 (2019 - $nil).

Cash Flows

 Our cash flows for the three months and six months ended October 31, 2020 and 2019 are as follows:

	Six months ended October 31, 2020	Six months ended October, 2019
Net cash provided by (used in) operating activities	$1,766,237	($970,719)
Net cash used in investing activities	($51,423)	($43,706)
Net cash (used in) provided by financing activities	($1,709,145)	$1,010,656
Net increase (decrease) in cash	$46,908	($9,242)

Operating Activities

 Our operating activities resulted in a net cash inflow of $1,766,237 for the six months ended October 31, 2020 compared to a net cash outflow of $970,719 for the same period in the prior year, representing an increase in net cash provided in operating activities of $2,736,956. The increase in net cash provided in operating activities for the six months ended October 31, 2020 was primarily due to an increase in net income of approximately $1,832,000, an increase to the change in unearned revenue of approximately $528,000, an increase to the change in accounts payable and accrued liabilities of approximately $327,000, an increase in stock based compensation of approximately $65,000, an increase in depreciation expense of approximately $5,000, an increase in non-cash foreign exchange losses by approximately $158,000, an increase in deferred sales commission costs of approximately $50,000, a decrease in operating lease liabilities of approximately $108,000 and an increase in the provision for bad debts of approximately $35,000. This increase was primarily offset by the gain resulting from the change in fair value of derivative instruments of approximately $126,000, a reduction in the change in accounts receivable of approximately $103,000, a reduction in prepaid expenses and deposits of approximately $30,000, and a decrease in operating lease expense, net of accretion of approximately $120,000.

Investing Activities

 Investing activities resulted in a net cash outflow of $51,423 for the six months ended October 31, 2020, compared to $43,706 for the same period in the prior year. The increase in net cash outflow from investing activities was primarily a result of an increase in investments in computer equipment. At October 31, 2020, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in a net cash outflow of $1,709,145 for the six months ended October 31, 2020 compared to a net cash inflow of $1,010,656 for the six months ended October 31, 2019. The decrease in cash inflow from financing activities was primarily due to a decrease of the related party loan of $4,000,000, offset by cash inflows of approximately $1,070,000 related to the private placement completed on June 11, 2020, sale of common stock under the "At the market" offering, and an increase in the loan payable of $209,305.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and our Vice President of Finance.  Based upon that evaluation, our Chief Executive Officer and our Vice President of Finance concluded that as of October 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". Except as set forth below, there have been no material changes to either the cautionary statement regarding forward-looking statements or to any of the risk factors disclosed in our 2020 Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings we make with the SEC.

Risks Associated with our Proposed Merger with Alianza

The pendency of our agreement to be acquired by Alianza could have a negative impact on our business.

On December 6, 2020, we entered into Merger Agreement with Alianza pursuant to which a wholly-owned subsidiary of Alianza will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into CounterPath, and CounterPath will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Alianza. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the Effective Time, by virtue of the Merger and without any further action on the part of CounterPath, Merger Sub, Alianza or any holder of shares of common stock of CounterPath or Merger Sub, each share of common stock of CounterPath issued and outstanding immediately prior to the Effective Time (other the dissenting shares and the shares held by CounterPath, Alianza or Merger Sub) will be converted into the right to receive $3.49 in cash, without interest and net of any withholding.

The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

  Impeding our ability to retain and hire key personnel and our ability to maintain relationships with our customers, suppliers and others with whom we do business or our operating results and business generally;

  Diverting the attention of our employees and management may be diverted due to activities related to the Merger, which may affect our business operations;

  limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without Alianza's approval;

  causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

  impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Alianza following the completion of the Merger; and

  Incurring significant costs of defense, indemnification and liability as a result of potential shareholder litigation in connection with the transactions contemplated by the Merger Agreement.

The failure to complete the Merger with Alianza could negatively impact our business.

There is no assurance that the Merger with Alianza or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

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

Our ability to meet our current liabilities of $8,444,807 as of October 31, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never reach sustained profitability. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

On October 10, 2018, as amended on July 10, 2019 and February 1, 2020, our company entered into a loan agreement (the "Loan Agreement") with Wesley Clover International Corporation and KMB Trac Two Holdings Ltd. (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to our company an aggregate principal amount of up to $5,000,000. As of December 8, 2020, Wesley Clover International Corporation owns approximately 25.6% of our common shares and is controlled by the Chairman of our company, Terence Matthews and KMB Trac Two Holdings Ltd. is represented by Steven Bruk, a director of our company and Karen Bruk, Mr. Bruk's spouse. KMB Trac Two Holdings Ltd., Steven Bruk and Karen Bruk, together, own approximately 21.2% of our common shares. Pursuant to the terms of the Loan Agreement and subsequent amendments, the loan is unsecured and will be made available in multiple advances at the discretion of our company and, effective February 1, 2020, accrues interest at a rate of 8%, compounded daily. The outstanding principal and any accrued interest may be prepaid without penalty and is to be repaid before April 11, 2021. The loan is intended to be used for general working capital purposes. As of October 31, 2020, the principal balance of the related party loan payable, including interest was $1,172,612.

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

A majority of our revenue activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended October 31, 2020 is the Canadian dollar. We are primarily exposed to a fluctuating Canadian dollar as our operating expenses are primarily denominated in Canadian dollars while our revenues are primarily denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Our company's foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. For these derivatives, our company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings, and within the same line item on the consolidated statements of operations as the impact of the hedged transaction. There can be no assurance that our hedging program will not result in a negative impact on our earnings and earnings per share. We did not enter into any forward contracts for hedging purposes during the six months ended October 31, 2020 (2019 - none).

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

On June 10, 2020, we issued an aggregate of 284,902 shares of common stock under a non-brokered private placement for total gross proceeds of $1,000,006. On June 16, 2020, we received a letter from NASDAQ wherein, based on our current report on Form 8-K dated June 11, 2020 relating to the private placement, NASDAQ has determined that we comply with the NASDAQ listing rule 5550(b)(1). NASDAQ continues to monitor our ongoing compliance with the minimum stockholders' equity requirement and, if at the time of our periodic report for the quarter ended October 31, 2020, we did not evidence compliance with the minimum stockholders' equity requirement, we would have been subject to delisting. As of October 31, 2020, our stockholders' equity increased to $4,028,405. There can be no assurance that we will be able to maintain compliance with the minimum stockholders' equity requirement.

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

 Based on the 6,438,905 shares of common stock that were issued and outstanding as of October 31, 2020, our directors owned approximately 50% of our outstanding common stock. As a result, our directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors of our company and can effectively control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other stockholder rights.

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

 If the holders of outstanding stock options and deferred share units exercise or settle all of their vested stock options and deferred share units as at October 31, 2020, then we would be required to issue an additional 1,387,039 shares of our common stock, which would represent approximately 18% of our issued and outstanding common stock after such issuances. The exercise of any or all outstanding stock options that are exercisable below market price will result in dilution to the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Since the beginning of our quarter ended October 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

 Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of December 6, 2020, by and among CounterPath Corporation, Alianza, Inc. and CounterPath Merger Sub, Inc. (Incorporated by reference from our Current Report on Form 8-K filed on December 7, 2020)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on July 16, 2003)

3.2	Certificate of Designation (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2005)

3.4	Articles of Merger (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report in the Form 10-Q filed on December 12, 2013)

3.6	Certificate of Change (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2017)

3.7	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2020)

3.8	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2012)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Employee Share Purchase Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.2	Amended 2010 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on January 31, 2019)

4.3	Deferred Share Unit Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2017)

(10)	Material Contracts

10.1	Employment Agreement between CounterPath Solutions, Inc. and David Karp dated September 11, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 14, 2006)

10.2	Piggyback Registrations Rights Agreement among our company and various shareholders, dated as of August 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007)

10.3	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.4	Form of Warrant Certificate issued to various investors in connection with the non-brokered private placement completed on September 4, 2015 (incorporated by reference from our Current Report on Form 8-K filed on September 8, 2015)

10.5	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on December 15, 2016 (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2016)

10.6	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on July 20, 2017 (incorporated by reference from our Current Report on Form 10-Q filed on September 14, 2017)

10.7	Form of Subscription Agreement between our company and various investors in connection with the non-brokered private placement completed on January 24, 2018 (incorporated by reference from our Current Report on Form 8-K filed on January 26, 2018)

10.8	Amended Employment Agreement between David Karp and CounterPath Corporation and its wholly owned subsidiary, CounterPath Technologies Inc., dated March 7, 2018 (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 13, 2018)

10.9	Loan Agreement between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation dated October 10, 2018 (incorporated by reference from our Current Report on Form 8-K filed on October 12, 2018)

10.10	Amendment Agreement dated July 10, 2019 to the Loan Agreement dated October 10, 2018 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Annual Report on Form 10-K filed on July 11, 2019)

10.11	Amendment Agreement dated February 1, 2020 between Wesley Clover International Corporation, KMB Trac Two Holdings Ltd. and CounterPath Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 11, 2020)

10.12	Form of Subscription Agreement between our company and investors in connection with the non-brokered private placement completed on June 10, 2020 (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2020)

10.13	Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated May 17, 2018 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.14	Amendment to Employment Agreement between CounterPath Technologies Inc. and Karen Luk dated September 23, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.15	Executive Employment Agreement between David Karp and CounterPath Corporation and CounterPath Technologies Inc. dated April 14, 2020 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.16	Employment Agreement between Todd Carothers and CounterPath, LLC dated January 1, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.17	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated November 15, 2019 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.18	Amendment to Employment Agreement between Todd Carothers and CounterPath, LLC dated April 14, 2020 (incorporated by reference from our Annual Report on Form 10-K filed on July 20, 2020)

10.19	Sales Agreement, dated as of August 28, 2020, by and between CounterPath Corporation and A.G.P./Alliance Global Partners. (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2020)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 15, 2008)

(21)	Subsidiaries of CounterPath Corporation

CounterPath Technologies Inc. (incorporated in the Province of British Columbia, Canada)

BridgePort Networks, Inc. (incorporated in the State of Delaware)

CounterPath, LLC (organized in the State of Delaware)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Karp

31.2*	Section 302 Certification of Srini Janaswamy

(32)	Section 906 Certifications

32.1*	Section 906 Certification of David Karp

32.2*	Section 906 Certification of Srini Janaswamy

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTERPATH CORPORATION

By:	/s/ Srini Janaswamy
Srini Janaswamy Interim - Vice President of Finance, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer, and Duly Authorized Officer)

Date:	December 14, 2020